Form 10-Q
period 2013-09-30
OCI Resources LP
filed 2013-11-12
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 001-36062
OCI RESOURCES LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	46-2613366 (I.R.S. Employer Identification No.)
Five Concourse Parkway
Suite 2500
Atlanta, Georgia 30328
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (770) 375-2300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 9,775,500 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at November 5, 2013, the most recent practicable date.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this "Report", where you can find related additional information. The following table of contents tells you where to find these captions.

Explanatory Note

OCI Resources LP (the “Partnership”, "OCIR", "we", "us", or "our") initially filed a Registration Statement on Form S-1, as amended (File No. 333-189838), with the Securities and Exchange Commission (“SEC”) on July 8, 2013, which was declared effective on September 12, 2013 (the “Registration Statement”).

The Partnership was formed on April 22, 2013 by OCI Wyoming Holdings Company ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical Corporation ("OCI Chemical"), to operate the trona ore mining and soda ash production business of OCI Wyoming L.P. ("OCI Wyoming").

Most, but not all of, the information contained in this report relates to periods that ended prior to the completion of the Offering (defined below), and prior to the effective dates of the agreements discussed herein. Consequently, the unaudited condensed consolidated financial statements and related discussion of financial condition and results of operations contained in this report pertain to the portion of the business of OCI Holdings and its subsidiary which is (the “Predecessor”) to the Partnership for accounting purposes.

On September 18, 2013 (the “Closing Date”), the Partnership completed its initial public offering ("IPO") of a total of 5,000,000 common units representing limited partner interests (“Common Units”) at a price of $19.00 per unit (the “Offering”). The Partnership received net proceeds of approximately $83.3 million from the IPO, after deducting the underwriting discount, the structuring fee and offering expenses. The Partnership paid, on October 28, 2013, a portion of the net proceeds to OCI Wyoming Company ("Wyoming Co.") in exchange for the contribution of its 10.02% limited partner interest in OCI Wyoming to the Partnership and distributed the remaining net proceeds of the IPO to OCI Chemical, via OCI Holdings.

Prior to the IPO, OCI Wyoming's general partner interests were owned 50.49% and 48.51% by the Predecessor and Natural Resource Partners L.P. ("NRP"), respectively, with the 1% limited partner interests in OCI Wyoming being held by Wyoming Co. The Predecessor and Wyoming Co. are commonly controlled by OCI Chemical. In connection with the IPO, the following transactions (the "Restructuring") were completed:

•	The Predecessor contributed its 50.49% general partner interest in OCI Wyoming to the Partnership.

•
Through a series of transactions between OCI Chemical, its commonly controlled subsidiaries and NRP, the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. was restructured resulting in the Partnership's and NRP's general partner interest in OCI Wyoming being reduced to 40.98% and 39.37%, respectively, and Wyoming Co. and NRP owning a 10.02% and 9.63% limited partner interest in OCI Wyoming, respectively.

•	Wyoming Co. contributed its 10.02% limited partner interest to the Partnership in exchange for approximately $65.3 million paid from the net proceeds of the IPO.

•
At the conclusion of the restructuring, the Partnership owns a 40.98% general partnership interest and a 10.02% limited partner interest in OCI Wyoming. NRP owns a 39.37% general partner interest and a 9.63% limited partner interest in OCI Wyoming.

The restructuring has been accounted for as a reorganization of entities under common control. As a result, the condensed consolidated balance sheet of the Predecessor as of December 31, 2012 has been restated to reflect the combination of the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. adjusted for certain push-down accounting effects of the restructuring as of January 1, 2012.

The unaudited condensed consolidated financial statements of the Predecessor for the three and nine months ended September 2012 and the unaudited condensed consolidated financial statements of the Partnership for the three and nine months ended September 30, 2013 reflect the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis and adjusted for certain push-down accounting effects of the restructuring for all periods presented.

Unless the context otherwise requires, references in this report to ‘‘Predecessor,’’ ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ or like terms, when used in a historical context refer to OCI Holdings and its subsidiary, and, unless otherwise noted, financial information for the Predecessor is presented before the noncontrolling interest. When used in the present tense or prospectively, such terms refer to OCI Resources LP and its subsidiary, and, unless otherwise noted, financial information for the Partnership is presented before the noncontrolling interest. References to “our General Partner” or “OCI GP” refer to OCI Resource Partners LLC, the General Partner of OCI Resources LP and a wholly owned subsidiary of OCI Holdings.

While management believes that the financial statements contained herein are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), and in compliance with the rules and regulations of the SEC, we do not believe that these financial statements are necessarily indicative of the financial results which will be reported by the Partnership for periods subsequent to the IPO and the other transactions consummated in connection therewith.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCI RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ and unit data in millions)	September 30, 2013	December 31, 2012
		(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$106.8	$22.7
Accounts receivable, net	88.3	89.0
Receivables from affiliates	20.1	26.6
Inventory	44.7	42.1
Other current assets	1.5	0.7
Total current assets	261.4	181.1
Property, plant and equipment, net	237.4	244.5
Other non-current assets	1.4	—
Total assets	$500.2	$425.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4.0
Accounts payable	9.3	13.1
Payables to affiliates	89.5	22.3
Accrued expenses	26.6	26.2
Total current liabilities	125.4	65.6
Long-term debt	155.0	48.0
Reclamation reserve	3.7	3.6
Deferred income taxes	—	36.1
Total liabilities	284.1	153.3
Commitments and Contingencies (See Note 9)
Equity:
Predecessor's net equity	—	130.0
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at September 30, 2013)	98.4	—
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at September 30, 2013)	30.5	—
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at September 30, 2013)	3.5	—
Accumulated other comprehensive loss—interest rate swap	(0.2)	(0.2)
Partners' capital attributable to OCI Resources LP/Predecessor's net equity	132.2	129.8
Noncontrolling interests	83.9	142.5
Total equity	216.1	272.3
Total liabilities and partners'/predecessor's net equity	$500.2	$425.6
See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per unit data)	2013	2012	2013	2012
		(Predecessor)		(Predecessor)

Net sales	$105.6	$112.0	$324.6	$347.2
Operating costs and expenses:
Cost of products sold	79.4	75.0	243.5	227.7
Selling, general and administrative expenses	3.2	2.9	9.8	8.3
Depreciation and amortization expense	5.9	5.9	18.1	17.9
Total operating costs and expenses	88.5	83.8	271.4	253.9
Operating income	17.1	28.2	53.2	93.3
Other income/(expenses):
Interest income	—	—	—	0.1
Interest expense	(1.1)	(0.3)	(1.8)	(1.1)
Other, net	—	(0.2)	0.9	(0.3)
Total other income/(expense), net	(1.1)	(0.5)	(0.9)	(1.3)
Income before provision for income taxes	16.0	27.7	52.3	92.0
Provision for income taxes	2.1	3.8	7.1	12.7
Net income	$13.9	$23.9	$45.2	$79.3
Net income attributable to noncontrolling interest	9.5	15.7	31.4	51.5
Net income attributable to OCI Resources LP/Predecessor	$4.4	$8.2	$13.8	$27.8
Less: Predecessor net income prior to initial public offering on September 18, 2013	3.9		13.3
Net income attributable to OCI Resources LP subsequent to initial public offering	$0.5		$0.5
Other comprehensive loss:
Interest rate swap	—	—	(0.4)	—
Comprehensive income	13.9	23.9	44.8	79.3
Comprehensive income attributable to noncontrolling interest	9.5	15.7	31.2	51.5
Comprehensive income attributable to OCI Resources LP/Predecessor	$4.4	$8.2	$13.6	$27.8
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	3.9		13.1
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$0.5		$0.5

Net income per limited partner unit subsequent to initial public offering:
Common	$0.03		$0.03
Subordinated	$0.03		$0.03

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8		9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8		9.8
  See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
($ in millions)	2013	2012
		(Predecessor)
Cash flows from operating activities:
Net income	$45.2	$79.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.1	17.9
Deferred income taxes	0.3	1.1
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable	0.7	(4.9)
Inventory	(2.6)	(10.8)
Other current and other non-current assets	(2.4)	(0.1)
Receivable from affiliates	5.9	(18.7)
Increase/(decrease) in:
Accounts payable	(3.8)	0.8
Payables to affiliates	9.5	14.6
Accrued expenses and other liabilities	0.5	(5.1)
Net cash provided by operating activities	71.4	74.1
Cash flows from investing activities:
Capital expenditures	(10.7)	(19.7)
Net cash (used in) investing activities	(10.7)	(19.7)
Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	83.3	—
Proceeds from issuance of revolving credit facility	135.0	—
Repayments of long-term debt	(32.0)	(3.0)
Distributions to Predecessor	(72.9)	(20.4)
Distributions to noncontrolling interest	(90.0)	(30.5)
Net cash provided by/(used in) financing activities	23.4	(53.9)
Net increase/(decrease) in cash and cash equivalents	84.1	0.5
Cash and cash equivalents at beginning of period	22.7	26.8
Cash and cash equivalents at end of period	$106.8	$27.3

Supplemental disclosure of cash flow information:
Interest paid during the period	$1.2	$1.1
 See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

		Partnership
	Predecessor	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR and Predecessor's Net Equity	Noncontrolling Interests	Total Equity
($ in millions)
Balance at December 31, 2011	$125.5	$—	$—	$—	$(0.2)	$125.3	$120.6	$245.9
Net income	27.8	—	—	—	—	27.8	51.5	79.3
Distributions	(20.4)	—	—	—	—	(20.4)	(30.5)	(50.9)
Balance at September 30, 2012	$132.9	$—	$—	$—	$(0.2)	$132.7	$141.6	$274.3

Balance at December 31, 2012	$130.0	$—	$—	$—	$(0.2)	$129.8	$142.5	$272.3
Predecessor net income through September 17, 2013	13.3	—	—	—	—	13.3	30.8	44.1
Distributions	(72.9)	—	—	—	—	(72.9)	(90.0)	(162.9)
Balance at September 18, 2013 (date of Offering)	$70.4	$—	$—	$—	$(0.2)	$70.2	$83.3	$153.5
Net liabilities not assumed by the Partnership	61.5	—	—	—	(0.1)	61.4	(0.1)	61.3
Allocation of net Predecessor investment to unitholders	(131.9)	42.2	86.2	3.5	—	—	—	—
Partnership net income from September 18, 2013	—	0.2	0.3	—	—	0.5	0.6	1.1
Proceeds from initial public offering, net	—	83.3	—	—	—	83.3	—	83.3
Distribution to Predecessor and its affiliates	—	(27.3)	(56.0)	—	—	(83.3)	—	(83.3)
Interest rate swap adjustment	—	—	—	—	0.1	0.1	0.1	0.2
Balance at September 30, 2013	$—	$98.4	$30.5	$3.5	$(0.2)	$132.2	$83.9	$216.1
 See accompanying notes.

OCI RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of the Business

OCI Resources LP (the “Partnership”, "OCIR", "we", "us", or "our"), is a Delaware limited partnership formed on April 22, 2013 by OCI Wyoming Holdings Company ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical, to operate the trona ore mining and soda ash production business of OCI Wyoming LP ("OCI Wyoming"). On September 18, 2013, The Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests (the "Common Units"). The Partnership owns a controlling interest comprised of 40.98% general partner interest and 10.02% limited partner interest in OCI Wyoming. The Partnership’s operations consist solely of its investment in OCI Wyoming, which is in the business of mining trona ore to produce soda ash. All soda ash processed is sold through OCI Wyoming sales agent, OCI Chemical Corporation ("OCI Chemical"), to various domestic and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is a related party for export. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

Natural Resource Partners LP ("NRP") currently owns 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko Holding Company ("Anadarko").

Basis of Presentation and Significant Accounting Policies
Prior to the IPO, OCI Wyoming's general partner interests were owned 50.49% and 48.51% by OCI Holdings and its subsidiary (the "Predecessor") and NRP, respectively, with the 1% limited partner interests in OCI Wyoming being held by OCI Wyoming Company ("Wyoming Co."). The Predecessor and Wyoming Co. are commonly controlled by OCI Chemical. In connection with the IPO, the following transactions (the "Restructuring") were completed:

•	The Predecessor contributed its 50.49% general partner interest in OCI Wyoming to the Partnership.

•
Through a series of transactions between OCI Chemical, its commonly controlled subsidiaries and NRP, the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. was restructured resulting in the Partnership's and NRP's general partnership interest in OCI Wyoming being reduced to 40.98% and 39.37%, respectively, and Wyoming Co. and NRP owning a 10.02% and 9.63% limited partner interest in OCI Wyoming, respectively.

•	Wyoming Co. contributed its 10.02% limited partner interest to the Partnership in exchange for approximately $65.3 million paid from the net proceeds of the IPO.

•
At the conclusion of the restructuring, the Partnership owns a 40.98% general partner interest and a 10.02% limited partner interest in OCI Wyoming. NRP owns a 39.37% general partner interest and a 9.63% limited partner interest in OCI Wyoming.

The restructuring has been accounted for as a reorganization of entities under common control. As a result, the condensed consolidated balance sheet of the Predecessor as of December 31, 2012 has been restated to reflect the combination of the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. adjusted for certain push-down accounting effects of the restructuring as of January 1, 2012.

The unaudited condensed consolidated financial statements of the Predecessor for the three and nine months ended September 2012 and the unaudited condensed consolidated financial statements of the Partnership for the three and nine months ended September 30, 2013 reflect the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis and adjusted for certain push-down accounting effects of the restructuring for all periods presented.

Prior to the restructuring of the 1% limited partner interest, the distributions included cumulative annual priority returns, however, as of the close of the IPO, all priority return distributions have been paid. The condensed consolidated financial statements for the period after the IPO pertain to the operations of the Partnership. Prior to the Restructuring and completion of the IPO, noncontrolling interests in the unaudited condensed consolidated financial statements of the Predecessor represented the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. and the 48.51% general partner interest in OCI Wyoming owned by Anadarko, and subsequently acquired by NRP. Subsequent to the Restructuring and IPO, noncontrolling interests in the unaudited condensed consolidated financial statements of the Partnership consists of 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming owned by NRP.
The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Partnership in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Partnership's management, these statements reflect all adjustments (which include only normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

Unless the context otherwise requires, references in this report to ‘‘Predecessor,’’ ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ or like terms, when used in a historical context refer to OCI Holdings and its subsidiary, and, unless otherwise noted, financial information for the Predecessor is presented before the noncontrolling interest. When used in the present tense or prospectively, such terms refer to OCI Resources LP and its subsidiary, and, unless otherwise noted, financial information for the Partnership is presented before the noncontrolling interest. References to “our General Partner” or “OCI GP” refer to OCI Resource Partners LLC, the General Partner of OCI Resources LP and a wholly owned subsidiary of OCI Holdings.

Use of Estimates
The preparation of condensed consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 amends Topic 220 to require an entity to present current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income, separately, for each component of other comprehensive income. ASU 2013-02 also requires an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income, if those amounts are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The amendments to Topic 220 made by ASU 2013-02 are effective for interim and annual periods beginning on or after December 15, 2012 and are reflected in these financial statements and had no material effect.
2. INITIAL PUBLIC OFFERING
Contribution Agreement

On September 18, 2013, in anticipation of the closing of the IPO, we entered into a Contribution, Assignment and Assumption Agreement by and among the Partnership, the General Partner, Wyoming Co., OCI Holdings and OCI Chemical (the “Contribution Agreement”). Pursuant to the Contribution Agreement, in connection with the closing of the IPO, (i) Wyoming Co. contributed its 10.02% limited partner interest in OCI Wyoming to the Partnership in exchange for a cash payment to Wyoming Co. of approximately $65.3 million paid from the proceeds of the IPO, (ii) the Partnership issued to OCI Holdings 4,775,500 common units and 9,775,500 subordinated units representing a recapitalized 72.9% limited partner interest in the Partnership, and the Partnership distributed approximately $18.0 million to OCI Holdings from the proceeds of the IPO, (iii) the Partnership issued to the General Partner 399,000 general partner units, in part representing a continuation of the General Partner’s 2.0% general partner interest in the Partnership and in part on behalf of OCI Holdings, and the Incentive Distribution Rights ("IDRs"), in the Partnership (as defined in the Partnership Agreement), and (iv) the Partnership redeemed the initial interests of the General Partner and OCI Holding and refunded OCI Holding’s initial contribution of $1,000.00 and any interest or other profit that may have resulted from the investment or other use of such initial capital contribution to OCI Holdings.

Omnibus Agreement

On September 18, 2013, in connection with the closing of the IPO, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, the General Partner and OCI Enterprises Inc. ("OCI Enterprises"), the Predecessor's parent.

Pursuant to the Omnibus Agreement, the Partnership has agreed to reimburse OCI Enterprises and its affiliates for certain direct operating expenses they pay on behalf of the Partnership, and for providing corporate, general and administrative services. Additionally, pursuant to the Omnibus Agreement, OCI Enterprises has agreed to indemnify the Partnership for (i) certain preclosing environmental liabilities, (ii) certain title and rights-of-way matters, (iii) the Partnership’s failure to have certain necessary governmental consents and permits; (iv) certain preclosing tax liabilities; (v) the use of the name “OCI” and other trademarks; and (vi) assets retained by OCI Enterprises and its affiliates. The Partnership has agreed to indemnify OCI Enterprises for certain events relating to the Partnership’s ownership or operation of its assets after the closing of the IPO. Further, as part of the Omnibus Agreement, OCI Enterprises has agreed to grant the Partnership a royalty-free right and sublicense to use “OCI” as part of its name and as a trademark and service mark or as a part of a trademark or a service mark for its products and services.

At the closing of the IPO, the Partnership sold 5,000,000 common units, representing a 25.1% partnership interest in us, at a price of $19.00 per common unit to the public. We are traded on the New York Stock Exchange under the symbol OCIR.

Use of proceeds

We received net proceeds from the sale of the common units of approximately $83.3 million, after deducting underwriters’ discount of approximately $5.7 million and expenses, including a structuring fee, of approximately $6.0 million in the aggregate. Approximately $65.3 million of the IPO proceeds was paid to Wyoming Co. in exchange for the contribution of its 10.02% limited partner interest in OCI Wyoming to the Partnership and approximately $18.0 million was distributed to OCI Chemical, via OCI Holdings.
3. PRO FORMA FINANCIAL INFORMATION
OCI RESOURCES LP
PRO FORMA FINANCIAL INFORMATION
(Unaudited)

The following unaudited pro forma financial information has been derived from the unaudited condensed consolidated financial statements for the three and nine months ended September 2012 and 2013. Such unaudited pro forma financial information has been prepared to reflect the restructuring and new ownership interest structure of the Partnership's 40.98% general partnership interest and 10.02% limited partner interest, as well as, NRP's 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming as if such ownership structure had existed as of January 1, 2012. The pro forma financial information also excludes income taxes incurred by the Predecessor as the Partnership is not subject to income taxes. The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of the Partnership would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of the Partnership for any future periods or as of any date.

PRO - FORMA FINANCIAL INFORMATION	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
($ in millions)
Pro Forma Net income
Net income	$13.9	$23.9	$45.2	$79.3
Add back:
Income taxes(1)	2.1	3.8	7.1	12.7
Pro Forma Net income	16.0	27.7	52.3	92.0
Pro Forma Net income attributable to noncontrolling interest	8.0	13.7	26.1	45.6
Pro Forma Net income attributable to OCI Resources LP	$8.0	$14.0	$26.2	$46.4

Pro Forma Net income per unit (basic and diluted)	$0.40		$1.31

(1)	Reflects the elimination of income taxes incurred by the Predecessor. OCI Resources is a partnership for income tax purposes and is not expected to incur income tax as a publicly traded partnership.
4. NET INCOME PER UNIT AND CASH DISTRIBUTION
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income attributable to OCI Resources LP, after deducting the general partner's interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit is only calculated for the Partnership subsequent to the IPO as no units were outstanding prior to September 18, 2013. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three and nine months ended September 30, 2013, the weighted-average number of units outstanding equals the total number of units outstanding.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights ("IDRs") as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding.
The calculation of net income per unit is as follows:

($ and unit data in millions, except per unit data)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net income attributable to OCI Resources, LP subsequent to initial public offering	$0.5	$0.5
Less: General partner's interest in net income subsequent to initial public offering	—	—
Limited partners' interest in net income subsequent to initial public offering	$0.5	$0.5
Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings	$0.03	$0.03
Subordinated - OCI Holdings	$0.03	$0.03
Limited partner units outstanding:
Common units - Public	5.0	5.0
Common units - OCI Holdings	4.8	4.8
Subordinated units - OCI Holdings	9.8	9.8
Intent to Distribute the Minimum Quarterly Distribution
Beginning with the quarter ending December 31, 2013, on or about the 15th day of each of February, May, August and November, we intend to distribute to the holders of record of common and subordinated units on or about the first day of each such month at least the minimum quarterly distribution of $0.5000 per unit, or $2.00 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. The initial minimum quarterly distribution period will be the period from September 18, 2013 through December 31, 2013.
Even if we do not modify or terminate our cash distribution policy, the amount of distributions and the decision to make any distribution will be made by our general partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay the minimum quarterly distribution or any distribution on the units in any quarter. However, our partnership agreement does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time.
Distributions from Operating Surplus During the Subordination Period
If we make a distribution from operating surplus for any quarter during the subordination period (beginning on September 18, 2013 and expiring on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending September 30, 2016), our partnership agreement requires that we make the distribution in the following manner:

•	first, 98.0% to the common unitholders, pro rata, and 2.0% to our general partner, until we distribute for each common unit an amount equal to the minimum quarterly distribution for that quarter;

•
second, 98.0% to the common unitholders, pro rata, and 2.0% to our general partner, until we distribute for each outstanding common unit an amount equal to any arrearages in the payment of the minimum quarterly distribution on the common units with respect to any prior quarters;

•
third, 98.0% to the subordinated unitholders, pro rata, and 2.0% to our general partner, until we distribute for each subordinated unit an amount equal to the minimum quarterly distribution for that quarter; and

•	thereafter, in the manner described in - "General Partner Interest and Incentive Distribution Rights" below.
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its 2.0% general partner interest if we issue additional units. Our general partner's 2.0% interest, and the percentage of our cash distributions to which our general partner is entitled from such 2.0% interest, will be proportionately reduced if we issue additional units in the future (other than (1) the issuance of common units upon conversion of outstanding subordinated units or (2) the issuance of common units upon a reset of the IDRs), and our general partner does not contribute a proportionate amount of capital to us in order to maintain its 2.0% general partner interest. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.
IDRs represent the right to receive increasing percentages (13.0%, 23.0% and 48.0%) of quarterly distributions from operating surplus after we have achieved the minimum quarterly distribution and the target distribution levels. Our general partner currently holds the IDRs, but may transfer these rights separately from its general partner interest, subject to certain restrictions in our partnership agreement.
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner (1) include its 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its incentive distribution rights and (4) assume there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
5. INVENTORY
Inventory is carried at the lower of cost or market on a first-in, first-out basis. Market is based on current replacement cost for raw materials and stores inventory, and finished goods is based on net realizable value.
Inventory as of September 30, 2013 and December 31, 2012 consists of the following:

($ in millions)	September 30, 2013	December 31, 2012
Raw materials	$7.3	$5.3
Finished goods	12.1	13.5
Stores inventory	25.3	23.3
Total	$44.7	$42.1

6. DEBT

Long-term debt as of September 30, 2013 and December 31, 2012 consists of the following:

($ in millions)	September 30, 2013	December 31, 2012
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing monthly interest rate of 0.16% and 0.28%	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing monthly interest rate of 0.16% and 0.28%	8.6	8.6
Note payable to Comerica Bank, principal due quarterly installments of $1,000 beginning in 2011, interest payable quarterly, bearing quarterly variable interest rate of 0% and 1.86%	—	32.0
OCI Wyoming credit facility, expiring July 18, 2018	135.0	—
Total debt	155.0	$52.0
Current portion of long-term debt	—	(4.0)
Total long-term debt	$155.0	$48.0
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at September 30, 2013 and December 31, 2012. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of September 30, 2013 and December 31, 2012, OCI Wyoming was in compliance with these debt covenants.
Aggregate maturities required on long-term debt at September 30, 2013 are due in future years as follows:

2014	$—
2015	—
2016	—
2017	8.6
2018	146.4
Total	$155.0

OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The OCI Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of September 30, 2013, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility that were used to refinance $30.0 million of an existing credit facility, fund an $11.5 million special distribution to Wyoming Co., and a $91.5 million aggregate special distribution to NRP and us, and to pay approximately $1.3 million of debt issuance costs. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are guaranteed by each of its material domestic, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
The OCI Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) OCI Wyoming's ability to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of OCI Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The OCI Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the OCI Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated fixed charge coverage ratio (as defined in the OCI Wyoming Credit Facility) of not less than 1.00 to 1.00.
In addition, the OCI Wyoming Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the OCI Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios in the OCI Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against OCI Wyoming and (v) the occurrence of a default under any other material indebtedness OCI Wyoming may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the OCI Wyoming Credit Facility, the lenders may terminate all outstanding commitments under the OCI Wyoming Credit Facility and may declare any outstanding principal of the OCI Wyoming Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.
Under the OCI Wyoming Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.
Loans under the OCI Wyoming Credit Facility bear interest at OCI Wyoming's option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent's prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the OCI Wyoming Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% per annum based on OCI Wyoming's then current consolidated leverage ratio.
Revolving Credit Facility

On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At September 30, 2013, we had no outstanding borrowings under the Revolving Credit Facility. In addition, the Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.

The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability to (and the ability of our subsidiaries, including without limitation, OCI Wyoming to):
• make distributions on or redeem or repurchase units;
• incur or guarantee additional debt;
• make certain investments and acquisitions;
• incur certain liens or permit them to exist;
• enter into certain types of transactions with affiliates;
• merge or consolidate with another company; and
• transfer, sell or otherwise dispose of assets.
The Revolving Credit Facility also requires quarterly maintenance of a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.00 to 1.00.

In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Revolving Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against us or our material subsidiaries and (v) the occurrence of a default under any other material indebtedness we (or any of our subsidiaries) may have, including the OCI Wyoming Credit Facility. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Revolving Credit Facility, the lenders may terminate all outstanding commitments under the Revolving Credit Facility and may declare any outstanding principal of the Revolving Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.

Under the Revolving Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, OCI Holdings or OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or ceases to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.

Loans under the Revolving Credit Facility bear interest at our option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent's prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the Revolving Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% based on our then current consolidated leverage ratio.
7. RECLAMATION RESERVE
Reclamation reserve as of September 30, 2013 and December 31, 2012 was comprised as follows:

($ in millions)	September 30, 2013	December 31, 2012
Balance at beginning of period	$3.6	$3.5
Accretion	0.1	0.1
Balance at end of period	$3.7	$3.6
8. INCOME TAXES
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes.
The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the period ended September 30, 2012 are those of the Predecessor. For the period ended September 30, 2013, included in income tax expense is the expense of the Predecessor through September 17, 2013.
9. COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership has various litigation, claims, and assessments that arise in the normal course of business. Management does not believe, based upon its evaluation and discussion with counsel, that the ultimate outcome of any current matters, individually or in the aggregate, would have a material effect on the Partnership's financial position, results of operations, or cash flows.
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of September 30, 2013, the amount of the bond was $27.1 million (December 31, 2012: $21.3 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond increased in August 2013 and is subject to change upon periodic re-evaluation by the Land Quality Division.
10. RELATED-PARTY TRANSACTIONS
OCI Chemical is the exclusive sales agent for the Partnership and through its membership in ANSAC, OCI Chemical is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by OCI Chemical are charged directly to the Partnership. Selling, marketing and general administrative expenses also include amounts charged to the Partnership by OCI Enterprises and OCI Chemical principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership.

Net sales to affiliates for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
ANSAC	$45.9	$55.9	$144.3	$172.1
OCI Alabama LLC	1.7	1.8	5.7	5.9
Total	$47.6	$57.7	$150.0	$178.0

The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charge for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Selling and marketing	$1.2	$1.1	$4.0	$3.3
General and administrative	1.9	1.6	5.7	4.9
Total	$3.1	$2.7	$9.7	$8.2

At September 30, 2013 and December 31, 2012, the Partnership had receivables and payables with OCI affiliated entities as follows:

	As of
($ in millions)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	Receivables from Affiliates	Receivables from Affiliates	Payables to Affiliates	Payables to Affiliates
OCI Enterprises Inc.	$0.1	$0.7	$4.7	$18.3
OCI Chemical Corporation	11.9	24.4	1.5	2.5
OCI - Europe	8.0	—	—	—
OCI Wyoming Co. - Consideration payable for partnership formation	—	—	65.3	—
OCI Holdings -Consideration payable for partnership formation	—	—	18.0	—
Other	0.1	1.5	—	1.5
Total	$20.1	$26.6	$89.5	$22.3

Accounts payable at December 31, 2012 included amounts payable to Rock Springs Royalty Corporation ("RSRC"), a wholly owned subsidiary of Anadarko, of $1.9 million.
11. MAJOR CUSTOMERS AND SEGMENT REPORTING
The Partnership has one operating segment. The Partnership's net sales by geographic area for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2013	2012	2013	2012
Domestic	$47.3	$50.4	$147.4	$150.2
International
ANSAC	45.9	55.9	144.3	172.1
Other	12.4	5.7	32.9	24.9
Total international	58.3	61.6	177.2	197.0
Total net sales	$105.6	$112.0	$324.6	$347.2

The Partnership's largest customer by sales is ANSAC. In addition to ANSAC, the Partnership had sales to one customer that accounted for 5.9% and 6.3% of total sales for the three and nine months ended September 30, 2013, respectively (three and nine months ended September 30, 2012: 11.5% and 11.4%, respectively).
12. FAIR VALUE MEASUREMENTS
The Partnership measures certain financial and non-financial assets and liabilities at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs.
A three-level valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

•	Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.

•
Level 2-inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.

•	Level 3-inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.

An asset or liability's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.
Cash and cash equivalents' carrying value approximates fair value due to the short maturity of the instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have entered into an interest rate swap designed to hedge our exposure to possible increases in interest rates. The interest rate swap contract was measured at fair value on a recurring basis using Level 2 inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. This contract had an aggregate notional value of $24.5 million and a fair value of $0.4 million as of September 30, 2013 (December 31, 2012: notional value of $26.0 million; fair value of $0.6 million)
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
At September 30, 2013, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Financial Assets and Liabilities not Measured at Fair Value
The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with changes in the London InterBank Offered Rate (LIBOR), and changes in the applicable credit spreads have not had a material impact the fair value of long-term debt at September 30, 2013. See Note 6 "Debt" for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
On October 2, 2013, U.S. Congress passed the Helium Stewardship Act of 2013, which among other things, gives U.S. natural soda ash producers some relief on royalties paid to the federal government for trona mined on federal land, reducing the royalty rate from 6% to 4%, for the next two years.
On October 28, 2013, the Partnership paid approximately $65.3 million of net proceeds to Wyoming Co. in exchange for the contribution of its 10.02% limited partner interest in OCI Wyoming to us and distributed approximately $18.0 million to OCI Chemical, via OCI Holdings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of financial condition and results of operations in conjunction with the historical condensed consolidated financial statements, and notes thereto, included elsewhere in this report.

Unless the context otherwise requires, references in this report to ‘‘Predecessor,’’ ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ or like terms, when used in a historical context refer to OCI Holdings and its subsidiary, and, unless otherwise noted, financial information for the Predecessor is presented before the noncontrolling interest. When used in the present tense or prospectively, such terms refer to OCI Resources LP and its subsidiary, and, unless otherwise noted, financial information for the Partnership is presented before the noncontrolling interest. References to “our General Partner” or “OCI GP” refer to OCI Resource Partners LLC, the General Partner of OCI Resources LP and a wholly owned subsidiary of OCI Holdings.
Forward-Looking Statements
This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. We have based such forward-looking statements on management's beliefs and assumptions and on information currently available to us. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "forecast," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions. These forward-looking statements involve risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	changes in general economic conditions in the United States and globally;

•	changes in our relationships with our customers or the loss of major customers, including the American Natural Soda Ash Corporation, or ANSAC;

•	the demand for soda ash and the development of glass and glass making products alternatives;

•	changes in soda ash prices;

•	changes in demand for glass in the construction, automotive and beverage industries;

•	shifts in glass production from the United States to international locations;

•	the ability of our competitors to develop more efficient mining and processing techniques;

•	operating hazards and other risks incidental to the mining, processing and shipment of trona ore and soda ash;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	increases in electricity and natural gas prices paid by us;

•	inability to renew our mineral leases and license or material changes in lease or license royalties;

•	inability to renew our rail leases and contracts, disruption in railroad service or increases in rail, vessel and other transportation costs;

•	deterioration in our labor relations;

•	large customer defaults;

•	the price and availability of debt and equity financing;

•	changes in interest rates;

•	changes in the availability and cost of capital;

•	changes in tax status; and

•	the effects of existing and future laws and governmental regulations.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
Introduction and Overview
We are a Delaware limited partnership formed by OCI Holdings to own a 40.98% general partner interest and 10.02% limited partner interest in, and to operate the trona ore mining and soda ash production business of, OCI Wyoming. OCI Wyoming is currently one of the world's largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
NRP currently owns a 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko, who held an antecedent interest for all periods presented in this discussion.

Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for soda ash, which, in turn, directly impacts the prices we and other producers charge for our products.
Demand for soda ash in the United States is driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well-developed market, we expect that demand levels will remain stable for the near future. Because future U.S. capacity growth is expected to come from the four major producers in the Green River Basin, we also expect that U.S. supply levels will remain relatively stable in the near term.
Soda ash demand in international markets has increased steadily over the last several years, primarily due to economic growth in emerging markets, especially China, Europe and South America. We expect that continued economic growth in these markets will fuel further increases in demand, which will likely result in increased exports primarily from the United States and to a limited extent, from China, the first and second largest suppliers of soda ash to international markets, respectively.
Sales Mix
Because demand for soda ash in the United States has remained relatively stable in recent years, we have focused on international markets to expand our business, and we expect to continue to do so in the near future. As a result, our operations have been and continue to be sensitive to fluctuations in freight and shipping costs and changes in international prices, which have historically been more volatile than domestic prices. Our gross profit will be impacted by the mix of domestic and international sales as a result of changes in input costs and our average selling prices.
Energy Costs
One of the primary drivers of our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future.
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash, which we refer to as our "ore to ash ratio." For the three and nine months ended September 30, 2013, our ore to ash ratio was 1.62: 1.0 and 1.62: 1.0, respectively (three and nine months ended September 30, 2012: 1.56: 1.0 and 1.59: 1.0, respectively), which means we required approximately 1.62 million and 1.62 million short tons of trona ore, respectively, to produce approximately 1.0 million short tons of soda ash. We enhanced our ore to ash ratio in recent years primarily by capturing the soda ash contained in a precipitate and natural by-product called "deca", and we estimate that the deca rehydration process has offset our trona ore requirements by approximately 11% since 2009.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 91.4% and 78.1% of our total rail freight costs in the United States during the three and nine months ended September 30, 2013, respectively (three and nine months ended September 30, 2012: 86.1% and 75.9%, respectively). Our agreement with Union Pacific expires in 2014 and generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.

Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when there is persuasive evidence of an arrangement between us and the customer, products have been delivered to the customer, pricing is fixed or determinable and collection is reasonably assured. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, OCI Chemical. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
Sales prices for sales through ANSAC include the cost of freight to the ports of embarkation for overseas export or to Laredo, Texas for sales to Mexico. Sales prices for other international sales may include the cost of rail freight to the port of embarkation, the cost of ocean freight to the port of disembarkation for import by the customer and the cost of inland freight required for delivery to the customer.
Cost of products sold
Expenses relating to employee compensation, energy, including natural gas and electricity, royalties and maintenance materials constitute the greatest components of cost of products sold. These costs generally increase in line with increases in sales volume.
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating calciners, and use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices have historically been volatile, ranging between $1.63 and $18.48 per mmBTU at the Henry Hub Natural Gas Spot Price during the period from 1999 to 2013. For the three and nine months ended September 30, 2013, the NYMEX natural gas futures closing price for September delivery was $4.00 and $4.03 per mmBTU, respectively (September 30, 2012: $3.35 and $3.59 per mmBTU, respectively).
Employee Compensation.    Our employee compensation expenses are affected by headcount and salary levels, as well as incentive compensation paid. Retirement benefits for certain individuals that provide services to us are provided by OCI Enterprises under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees. OCI Enterprises accounts for post-retirement benefits provided to employees on an accrual basis over an employee's period of service. OCI Enterprises' post-retirement benefits, excluding pensions, are not funded, and had a benefits obligation of $20.9 million at September 30, 2013 and $23.7 million at December 31, 2012. OCI Enterprises has the right to modify or terminate the benefits at will. We also reimburse OCI Chemical for contributions it makes on our behalf to the OCI 401(k) Retirement Plan based upon specified percentages of employee contributions.
Royalties.    We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Anadarko Petroleum or its affiliates, which are calculated based upon a percentage of the value of soda ash sold, or a certain sum per each ton of such products. We also pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by OCI Chemical and its affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC's total volumes sold for a given period attributable to the soda ash sold by us to ANSAC.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2012, represent the Predecessor's results of operations, reflecting the ownership in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis, adjusted for the effects of the restructuring and certain push down accounting effects. The condensed consolidated financial statements for the three and nine months ended September 30, 2013, presents the results of operations for the Partnership, reflecting the combined ownership interests previously held by Predecessor and Wyoming Co. on a combined basis, adjusted for certain push down accounting effects. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following tables set forth our results of operations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
		(Predecessor)		(Predecessor)
($ in millions; except for operating data and EBITDA per ton)
Net sales	$105.6	$112.0	$324.6	$347.2
Operating costs and expenses:
Cost of products sold	79.4	75.0	243.5	227.7
Selling, general and administrative expenses	3.2	2.9	9.8	8.3
Depreciation and amortization expense	5.9	5.9	18.1	17.9
Total operating costs and expenses	88.5	83.8	271.4	253.9
Operating income	17.1	28.2	53.2	93.3
Total other income/(expense), net	(1.1)	(0.5)	(0.9)	(1.3)
Income before provision for income taxes	16.0	27.7	52.3	92.0
Provision for income taxes	2.1	3.8	7.1	12.7
Net income	$13.9	$23.9	$45.2	$79.3
Net income attributable to noncontrolling interest	9.5	15.7	31.4	51.5
Net income attributable to OCI Resources LP/Predecessor	$4.4	$8.2	$13.8	$27.8
Less: Predecessor net income prior to initial public offering on September 18, 2013	3.9		13.3
Net income attributable to OCI Resources LP subsequent to initial public offering	$0.5		$0.5

Operating and Other Data:
Trona ore mined (thousands of short tons)	953.8	998.0	2,906.7	2,872.0
Ore to ash ratio(1)	1.62: 1.0	1.56: 1.0	1.62: 1.0	1.59: 1.0
Soda ash volume sold (thousands of short tons)	597.1	610.9	1,834.6	1,796.5
Domestic (thousands of short tons)	193.8	211.7	607.3	623.4
International (thousands of short tons)	403.3	399.2	1,227.3	1,173.1
EBITDA(2)	$23.0	$33.9	$72.2	$110.9
EBITDA per short ton(3)	$38.52	$55.49	$39.35	$61.73

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects EBITDA divided by sales volumes.

Reconciliation of EBITDA to net income	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
($ in millions)
Net income	$13.9	$23.9	$45.2	$79.3
Add backs:
Depreciation and amortization expense	5.9	5.9	18.1	17.9
Interest expense, net	1.1	0.3	1.8	1.0
Taxes	2.1	3.8	7.1	12.7
EBITDA	$23.0	$33.9	$72.2	$110.9
Less: EBITDA attributable to noncontrolling interest	12.9	16.6	37.2	54.6
EBITDA attributable to OCI Resources LP/Predecessor	$10.1	$17.3	$35.0	$56.3
Less: EBITDA attributable to Predecessor through September 17, 2013	8.9		33.8
EBITDA attributable to OCI Resources LP	$1.2		$1.2
OCI RESOURCES LP
PRO FORMA FINANCIAL INFORMATION
(Unaudited)

The following unaudited pro forma financial information has been derived from the unaudited condensed consolidated financial statements for the three and nine months ended September 2012 and 2013. Such unaudited pro forma financial information has been prepared to reflect the restructuring and new ownership interest structure of the Partnership's 40.98% general partnership interest and 10.02% limited partner interest, as well as, NRP's 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming as if such ownership structure had existed as of January 1, 2012. The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of the Partnership would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of the Partnership for any future periods or as of any date.

PRO - FORMA FINANCIAL INFORMATION	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
($ in millions)
Pro Forma Net income
Net income	$13.9	$23.9	$45.2	$79.3
Add back:
Income taxes(1)	2.1	3.8	7.1	12.7
Pro Forma Net income	16.0	27.7	52.3	92.0
Pro Forma Net income attributable to noncontrolling interest	8.0	13.7	26.1	45.6
Pro Forma Net income attributable to OCI Resources LP	$8.0	$14.0	$26.2	$46.4

Pro Forma Net income per unit (basic and diluted)	$0.40		$1.31

Reconcile Net income to Pro Forma EBITDA
Net income	$13.9	$23.9	$45.2	$79.3
Add backs:
Depreciation and amortization	5.9	5.9	18.1	17.9
Interest expense, net	1.1	0.3	1.8	1.0
Income taxes(1)	2.1	3.8	7.1	12.7
EBITDA	$23.0	$33.9	$72.2	$110.9
Less: Pro Forma EBITDA attributable to noncontrolling interest	$11.3	$16.4	$35.4	$54.1
Pro Forma EBITDA attributable to OCI Resources LP	$11.7	$17.5	$36.8	$56.8

(1)	Reflects the elimination of income taxes incurred by the Predecessor. OCI Resources is a partnership for income tax purposes and is not expected to incur income tax as a publicly traded partnership.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Net sales
Our average sales price decreased 3.6% to $176.80 per short ton for the three months ended September 30, 2013, as compared to $183.32 per short ton for the three months ended September 30, 2012. Our net sales decreased by 5.7% to $105.6 million for the three months ended September 30, 2013 from $112.0 million for the three months ended September 30, 2012, primarily as a result of the following:

•
International sales - International sales decreased by 5.3% to $58.3 million for the three months ended September 30, 2013, compared to $61.6 million for the three months ended September 30, 2012, primarily as a result of the 6.3% decrease in average sales price to $144.46 per short ton for the three months ended September 30, 2013, compared to $154.21 per short ton for the three months ended September 30, 2012. The decrease in the average sales price was due to lower international pricing from ANSAC in 2013 compared to 2012. The lower average sales price was partially offset by a 1.0% increase in sales volume to approximately 403.3 thousand tons for the three months ended September 30, 2013, from approximately 399.2 thousand tons for the three months ended September 30, 2012. International sales accounted for approximately 55.2% of our sales for the three months ended September 30, 2013, compared to 55.0% for the three months ended September 30, 2012.

•
Domestic sales - Domestic sales decreased by 6.2% to $47.3 million for the three months ended September 30, 2013, compared to $50.4 million for the three months ended September 30, 2012, primarily as result of a 8.5% decrease in sales volume from 211.7 thousand tons for the three months ended September 30, 2012 to 193.8 thousand tons for the three months ended September 30, 2013. This decrease in sales volume was offset slightly by an increase in average sales price of $244.13 per short ton for the three months ended September 30, 2013 compared to $238.20 per short ton in the three months ended September 30, 2012. Domestic sales accounted for approximately 44.8% of our sales for the three months ended September 30, 2013, compared to 45.0% for the three months ended September 30, 2012.

Operating costs and expenses
Our cost of products sold, excluding freight costs, increased by 2.2% to $55.4 million for the three months ended September 30, 2013 from $54.2 million for the three months ended September 30, 2012, primarily as a result of the following:

•	an increase of 21.3% in natural gas costs to $7.4 million for the three months ended September 30, 2013, compared to $6.1 million for the three months ended September 30, 2012, due to higher rates;

•
an increase of 4.8% in the cost of electricity from $6.2 million to $6.5 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to higher rates. The energy consumed on a per ton of soda ash produced basis did not materially change for the three months ended September 30, 2013, compared to the three months ended September 30, 2012;

•
a decrease of 11.1% in royalties paid to $4.8 million for the three months ended September 30, 2013, as compared to $5.4 million for the three months ended September 30, 2012, due to a 3.6% decrease in average sales price, and a 2.3% decrease in volume of soda ash sold;

Freight costs.    Our freight costs increased 12.0% to $29.9 million for the three months ended September 30, 2013 from $26.7 million for the three months ended September 30, 2012, primarily due to an increase in freight costs related to increased international sales volumes.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 10.4% to $3.2 million for the three months ended September 30, 2013 from $2.9 million for the three months ended September 30, 2012, primarily due to an increase in allocated charges from ANSAC caused by higher participation percentage of total ANSAC volume.
Operating income.    As a result of the foregoing, operating income decreased by 39.4% to $17.1 million for the three months ended September 30, 2013 compared to $28.2 million for the three months ended September 30, 2012.
Other income/(expense), net.    Our other non-operating income/(expense), net increased to $1.1 million for the three months ended September 30, 2013, compared to $0.5 million for the three months ended September 30, 2012.
Provision for income taxes. The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the three months ended September 30, 2012 are those of the Predecessor. For the three months ended September 30, 2013, included in income tax expense is the expense of the Predecessor through September 17, 2013. Due to our status as a master limited partnership subsequent to September 18, 2013, we will no longer be subject to U.S. federal income tax and certain state income taxes.

Net income.    As a result of the foregoing, net income decreased by 41.8% to $13.9 million for the three months ended September 30, 2013, compared to $23.9 million for the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Net sales
Our average sales price decreased 8.5% to $176.91 per short ton for the nine months ended September 30, 2013, as compared to $193.30 per short ton for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our net sales decreased by 6.5% to $324.6 million from $347.2 million for the nine months ended September 30, 2012, as a result of the following:

•
International sales - International sales decreased by 10.1% to $177.2 million for the nine months ended September 30, 2013, compared to $197.0 million for the nine months ended September 30, 2012, primarily as a result of a 14.1% decrease in average sales price of $144.34 per short ton during the nine months ended September 30, 2013, compared to $167.98 per short ton for the nine months ended September 30, 2012. The decrease in average sales price was due to lower global demand in 2013 compared to 2012. The lower average sales price was partially offset by an increase of 4.6% in international sales volume to approximately 1,227.3 thousand short tons in 2013 compared to approximately 1,173.1 thousand short tons in 2012. International sales accounted for approximately 54.6% of our sales for the nine months ended September 30, 2013, compared to international sales of 56.7% for the nine months ended September 30, 2012.

•
Domestic sales - Domestic sales decreased by 1.9% to $147.4 million for the nine months ended September 30, 2013, compared to $150.2 million for the nine months ended September 30, 2012, primarily as a result of the 2.6% decrease in volume to approximately 607.3 thousand short tons for the nine months ended September 30, 2013, from approximately 623.4 thousand short tons for the nine months ended September 30, 2012. Such decrease in sales was offset in part by an increase of 0.8% in average sales prices over the period. Domestic sales accounted for approximately 45.4% of our sales for the nine months ended September 30, 2013, compared to 43.3% for the nine months ended September 30, 2012.

Operating costs and expenses
Our cost of products sold, excluding freight costs, increased by 4.2% to $170.6 million for the nine months ended September 30, 2013 from $163.7 million for the nine months ended September 30, 2012, due primarily to:

•	an increase of 14.8% in natural gas costs to $24.0 million for the nine months ended September 30, 2013, compared to $20.9 million for the nine months ended September 30, 2012, due to higher rates;

•
an increase of 9.4% in the cost of electricity from $18.0 million to $19.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to higher rates. The energy consumed on a per ton of soda ash produced basis did not materially change for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012;

•
an increase of 18.9% in raw material costs to $11.3 million for the nine months ended September 30, 2013, compared to $9.5 million for the nine months ended September 30, 2012. This is primarily attributable to an increase in sales volume, as well as an increase in the price of certain raw materials used in our mining and refining process. Raw material usage rates in the nine months ended September 30, 2013 were similar to the corresponding period in 2012;

Freight costs.    Our freight costs increased 11.1% to $91.0 million for the nine months ended September 30, 2013 from $81.9 million for the nine months ended September 30, 2012, primarily due to an increase in freight costs related to increased international sales volumes.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 18.1% to $9.8 million for the nine months ended September 30, 2013, from $8.3 million for the nine months ended September 30, 2012, primarily due to an increase in allocated charges from ANSAC caused by higher participation percentage of total ANSAC volume.
Operating income.    As a result of the foregoing, operating income decreased by 43.0% to $53.2 million for the nine months ended September 30, 2013, compared to $93.3 million for the nine months ended September 30, 2012.
Other income/(expense). net.    Our other non-operating (expense) decreased by 30.8% to $0.9 million for the nine months ended September 30, 2013, compared to $1.3 million for the nine months ended September 30, 2012.
Provision for income taxes.    The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the nine months ended September 30, 2012 are those of the Predecessor. For the nine months ended September 30, 2013, included in income tax expense is the expense of the Predecessor through September 17, 2013.

Due to our status as a master limited partnership subsequent to September 18, 2013, we will not longer be subject to U.S. federal income tax and certain state income taxes.
Net income.    As a result of the foregoing, net income decreased by 43.0% to $45.2 million for the nine months ended September 30, 2013, compared to $79.3 million for the nine months ended September 30, 2012.
Liquidity and Capital Resources
Historically, sources of liquidity for OCI Wyoming included cash generated from operations and borrowings under a credit facility and capital calls from partners. We use cash and require liquidity primarily to finance and maintain our operations, fund capital expenditures for our property, plant and equipment, make cash distributions to holders of our partnership interests, pay the expenses of our general partner and satisfy obligations arising from our indebtedness. Our ability to meet these liquidity requirements will depend on our ability to generate cash flow from operations.
Our sources of liquidity include:

•	cash generated from our operations;

•	$10 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability;

•	$35 million out of $190 million, less standby letters of credit of $20 million, is available for borrowing and undrawn under the OCI Wyoming Credit Facility, subject to borrowing base availability;

•	issuances of additional partnership units; and

•	the incurrence of additional debt.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the OCI Wyoming Credit Facility. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements and to make quarterly cash distributions. However, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Revolving Credit Facility and the OCI Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
We intend to continue to pay a minimum quarterly distribution of $0.50 per common, subordinated and general partner units per quarter, which equates to approximately $10.0 million per quarter, or $39.9 million per year, based on the number of common subordinated and general partner units outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of September 30, 2013, we had a working capital surplus of $136.0 million as compared to a working capital surplus of $115.5 million as of December 31, 2012.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of soda ash in the normal course of our business. We typically receive payment for our domestic sales 36 to 47 days following the date of shipment. For international sales, we typically receive payment 68 to 104 days following the date of shipment. Therefore, as international sales increase, our accounts receivable will also increase, which will result in an increase in our working capital requirements. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the OCI Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
Capital Expenditures
Our operations require investments to expand, upgrade or enhance existing operations and to meet evolving environmental and safety regulations. We distinguish between maintenance capital expenditures and expansion capital expenditures. Maintenance capital expenditures are cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, our operating capacity. Examples of maintenance capital expenditures are expenditures to upgrade and replace mining equipment and to address equipment integrity, safety and environmental laws and regulations. Our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves. Expansion capital expenditures are cash expenditures incurred for acquisitions or capital improvements made to increase, over the long term, our operating income or operating capacity. Examples of expansion capital expenditures include the acquisition and/or construction of complementary assets to grow our business and to expand existing facilities, such as projects that increase production from existing facilities, to the extent such capital expenditures are expected to increase our long-term operating capacity or operating income.
Historically, we did not make a distinction between maintenance capital expenditures and expansion capital expenditures; however, we have made an estimate of this distinction for the three and nine months ended September 30, 2013 and 2012 in the table below.

Capital Expenditures	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
($ in millions)
Maintenance	$6.6	$6.0	$9.5	$14.3
Expansion	0.4	2.9	1.2	5.4
Total	$7.0	$8.9	$10.7	$19.7

In 2012, we made significant investments in rebuilding mine shuttlecars, projects designed to increase our yield versus the prior year, as well as the investigation of additional projects for future consideration. For the year ending December 31, 2013, we have budgeted $17.2 million capital expenditures, including for soda ash processing equipment improvements, mining extension projects and maintenance of our tailing ponds. As of September 30, 2013, there were no material unpaid capital commitments.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
($ in millions)
Cash provided by (used in):
Operating activities	$71.4	$74.1
Investing activities	(10.7)	(19.7)
Financing activities	$23.4	$(53.9)
Operating Activities. Our operating activities during the nine months ended September 30, 2013 provided $71.4 million, a decrease of 3.6% from the $74.1 million generated during the nine months ended September 30, 2012. This decrease was primarily due to a $34.1 million decrease in net income during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, offset by a $31.9 million increase in cash provided by changes in working capital ($7.8 million cash provided by changes in working capital during the nine months ended September 30, 2013 compared to the $24.2 million used during the nine months ended September 30, 2012). The remaining $0.5 million decrease relates to a $0.7 million decrease in deferred income taxes as the Predecessor's financial statements include U.S. federal and state income tax expense that the Partnership, because of the master limited partnership status, will not be subject to going forward. This decrease in deferred income taxes was offset by an increase in depreciation and amortization expense of $0.2 million during the nine months ended September 30, 2013 compared to nine months ended September 30, 2012.
Investing Activities. We used $10.7 million in cash during the nine months ended September 30, 2013 in investing activities, which related primarily to funding capital expenditures as described in "Capital Expenditures" above. This amount represented a decrease of 45.6% compared to net investments of $19.7 million during the nine months ended September 30, 2012, which was primarily due to a smaller capital plan for 2013 as compared to 2012.
Financing Activities. Cash provided by financing activities of $23.4 million during the nine months ended September 30, 2013 increased by $77.3 million as compared to the nine months ended September 30, 2012 due to proceeds from initial public offering and issuance of revolving credit facility of $83.3 million and $135.0 million, respectively, offset by distributions to majority and noncontrolling interests holders of $162.9 million in the nine months ended September 30, 2013 compared to $50.9 million in the comparable period.

Debt
OCI Wyoming Demand Revenue Bonds
OCI Wyoming has issued two series of variable rate demand revenue bonds, which we refer to as the revenue bonds. One series of its revenue bonds are due October 1, 2018. Interest on these revenue bonds is payable monthly at a monthly rate of 0.16% and 0.28% at September 30, 2013 and December 31, 2012 , respectively. OCI Wyoming's other series of revenue bonds are due August 1, 2017. Interest on these revenue bonds is payable monthly at a monthly rate of 0.16% and 0.28% at September 30, 2013 and December 31, 2012, respectively. OCI Wyoming's revenue bonds require it to maintain direct pay letters of credit totaling $20.3 million. The loan agreements and reimbursement agreements related to such letters of credit contain covenants relating to OCI Wyoming's obligations with respect to such bonds and letters of credit, as well as other covenants consistent with the covenants in the OCI Wyoming Credit Facility. An event of default under the OCI Wyoming Credit Facility will cause an event of default under the reimbursement agreements.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The OCI Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of September 30, 2013, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility that were used to refinance $30.0 million of an existing credit facility, fund an $11.5 million special distribution to Wyoming Co., and a $91.5 million aggregate special distribution to NRP and us, and to pay approximately $1.3 million of debt issuance costs. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are guaranteed by each of its material domestic, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
The OCI Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) OCI Wyoming's ability to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of OCI Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The OCI Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the OCI Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated fixed charge coverage ratio (as defined in the OCI Wyoming Credit Facility) of not less than 1.00 to 1.00.
In addition, the OCI Wyoming Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the OCI Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios in the OCI Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against OCI Wyoming and (v) the occurrence of a default under any other material indebtedness OCI Wyoming may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the OCI Wyoming Credit Facility, the lenders may terminate all outstanding commitments under the OCI Wyoming Credit Facility and may declare any outstanding principal of the OCI Wyoming Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.
Under the OCI Wyoming Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.
Loans under the OCI Wyoming Credit Facility bear interest at OCI Wyoming's option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent's prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the OCI Wyoming Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% per annum based on OCI Wyoming's then current consolidated leverage ratio.
The revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at September 30, 2013 and December 31, 2012. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of September 30, 2013 and December 31, 2012, OCI Wyoming was in compliance with these debt covenants.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At September 30, 2013, we had no outstanding borrowings under the Revolving Credit Facility. In addition, the Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.
The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability to (and the ability of our subsidiaries, including without limitation, OCI Wyoming to):

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Revolving Credit Facility also requires quarterly maintenance of a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.00 to 1.00.
In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Revolving Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against us or our material subsidiaries and (v) the occurrence of a default under any other material indebtedness we (or any of our subsidiaries) may have, including the OCI Wyoming Credit Facility. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Revolving Credit Facility, the lenders may terminate all outstanding commitments under the Revolving Credit Facility and may declare any outstanding principal of the Revolving Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.
Under the Revolving Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, OCI Holdings or OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.

Loans under the Revolving Credit Facility bear interest at our option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent's prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the Revolving Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% based on our then current consolidated leverage ratio.

Contractual Obligations
During the nine months ended September 30, 2013, there were no material changes with respect to the contractual obligations disclosed in our Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on July 8, 2013, as amended (Registration No. 333-189838).
Impact of Inflation
Although the impact of inflation has slowed in recent years, it is still a factor in the U.S. economy and may increase our cost to acquire or replace properties, plant and equipment. Inflation may also increase our costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we pass along increased costs to our customers in the form of higher selling prices, and we expect to continue this practice.
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of September 30, 2013, the amount of the bond was $27.1 million (December 31, 2012: $21.3 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond increased in August 2013 and is subject to change upon periodic re-evaluation by the Land Quality Division.
OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of September 30, 2013.
Critical Accounting Policies
Revenue Recognition.    We recognize revenue and record the related accounts receivable when the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) ownership has transferred to the customer, which occurs upon shipment; (3) the selling price is fixed, determinable or reasonably estimated sale price has been agreed with the customer; and (4) collectability is reasonably assured. Returns and allowances have been provided based on estimated returns and claims. Customer rebates are accounted for as sales deductions and are held in liability accounts until payments are made to the customers.

Recently Issued Accounting Standards

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02). ASU 2013-02 amends Topic 220 to require an entity to present current period reclassifications out of accumulated other comprehensive income and other amounts of current-period other comprehensive income, separately, for each component of other comprehensive income. ASU 2013-02 also requires an entity to provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income, if those amounts are required under other Topics to be reclassified to net income in their entirety in the same reporting period. The amendments to Topic 220 made by ASU 2013-02 are effective for interim and annual periods beginning on or after December 15, 2012 and are reflected in these financial statements and had no material effect.

Seasonality
We do not experience significant seasonality of demand.
Non-GAAP Financial Measures
We define EBITDA as net income (loss) plus interest expense, income taxes, depreciation and amortization, unrealized derivative gains and losses and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. EBITDA is a non-GAAP supplemental financial liquidity measure and performance measure that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in our industry, without regard to historical cost basis or financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
The GAAP measures most directly comparable to EBITDA are net income and cash flow from operations. Our non-GAAP financial measure of EBITDA should not be considered as an alternative to net income or cash flow from operations. EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and cash flows from operations. You should not consider EBITDA in isolation or as a substitute for analysis of our results as reported under GAAP. Because EBITDA may be defined differently by other companies, including those in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, foreign currency rate and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes.
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of September 30, 2013 was $155.0 million (December 31, 2012: $52.0 million). This debt had a weighted average annual interest rate of 1.7% as of September 30, 2013 (December 31, 2012: 1.2%). We estimate that a 1% change in interest rates would impact our pre-tax income by approximately 1.6 million, based on the debt outstanding as of September 30, 2013 (December 31, 2012: 0.5 million).
We have entered into an interest rate swap designed to hedge our exposure to possible increases in interest rates. This contract had an aggregate notional value of $24.5 million and a fair value of $0.4 million as of September 30, 2013 (December 31, 2012: notional value of $26.0 million; fair value of $0.6 million).
Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations. To reduce that risk we generally hedge one half of our anticipated currency exposure for the next budget period as early as October of the prior year. As we finalize customer contracts, we increase this percentage up to 80% of expected sales.
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Anadarko. The purchase price we pay does not include the cost of freight so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for transportation of gas with an affiliate of DCP Midstream. We pay a fixed amount to reserve capacity on a daily basis. In order to reduce risk of price fluctuating, we engage in forward purchases of natural gas. Historically, we have purchased approximately 6% of the anticipated gas volume to be purchased for the next 18 months. An additional 11% is purchased for the upcoming 12 months. Lastly, 17% is purchased for the next 6 months. Therefore, historically, we have purchased approximately 33% of the anticipated natural gas needs for the next 6 months to be purchased in advance. As gas price falls below budget price, an additional 33% of the anticipated natural gas needs can, at our discretion, be purchased to cover the next 12 months. We can give no assurance that we will continue this practice.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2013 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There were no changes in the Partnership's internal control over financial reporting during the period ended September 30, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. We are not aware of any claims or legal proceedings material to us. However, we cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance.
ITEM 1A. Risk Factors
       There have been no material changes with respect to the risk factors disclosed in our Registration Statement on Form S-1 originally filed with the Securities and Exchange Commission on July 8, 2013 , as amended (Registration No. 333-189838).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 13, 2013, the Partnership priced an IPO of 5,000,000 common units representing limited partner interests at a price to the public of $19.00 per unit, or an aggregate offering price of $95 million. The IPO was made pursuant to a Registration Statement on Form S-1, as amended (Registration No. 333-189838) that was declared effective by the SEC on September 12, 2013. Citigroup and Goldman, Sachs & Co. acted as joint book-running managers for the IPO and Barclays and Credit Suisse acted as co-managers for the IPO.
The IPO closed on September 18, 2013. The Partnership received net proceeds from the sale of the common units of approximately $83.3 million, after deducting underwriters’ discount of approximately $5.7 million and expenses, including a structuring fee, of approximately $6.0 million in the aggregate. Approximately $65.3 million of the IPO proceeds was paid to Wyoming Co. in exchange for the contribution of its 10.02% limited partner interest in OCI Wyoming to the Partnership and approximately $18.0 million was distributed to OCI Chemical, via OCI Holdings, on October 28, 2013.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95.1 to this Form 10-Q.

Item 5. Other Information
Not applicable

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
31.1	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1	Mine Safety Disclosures
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI RESOURCES LP

November 12, 2013	By:	OCI Resource Partners LLC,
its General Partner

November 12, 2013	By:	/s/ Kirk H. Milling
Kirk H. Milling Chief Executive Officer and Director (Principal Executive Officer)

November 12, 2013	By:	/s/ Choungho Kim
Charles (Choungho) Kim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)