Form 10-K
period 2013-12-31
OCI Resources LP
filed 2014-03-14
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 001-36062
OCI RESOURCES LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	46-2613366 (I.R.S. Employer Identification No.)
Five Concourse Parkway
Suite 2500
Atlanta, Georgia 30328
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (770) 375-2300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common units representing limited partnership interests	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
As of June 30, 2013, the last business day of the registrant's equity was not listed on a domestic exchange or on an over-the-counter market. The registrant's common units began trading on the New York Stock Exchange on September 13, 2013.
The registrant had 9,775,500 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at March 10, 2014, the most recent practicable date.
Documents Incorporated by Reference: None

OCI RESOURCES LP
ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Predecessor," "we," "our," "us," or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our IPO), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes. References in this Report to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Holdings. References to "our sponsor" or "Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings.
We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this "Report", where you can find related additional information. The following table of contents tells you where to find these captions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute "forward-looking statements" within the meaning of the United States securities laws. We have based such forward-looking statements on management's beliefs and assumptions and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "forecast," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions. In particular, forward-looking statements in this Report include statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing.
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements and, therefore, affect our ability to distribute cash to unitholders, include:
•changes in general economic conditions in the United States and globally;

•	changes in our relationships with our customers or the loss of or adverse developments at major customers, including the American Natural Soda Ash Corporation, or ANSAC;
•the demand for soda ash and the development of glass and glass making products alternatives;
•changes in soda ash prices;
•changes in demand for glass in the construction, automotive and beverage industries;
•shifts in glass production from the United States to international locations;
•the ability of our competitors to develop more efficient mining and processing techniques;
•operating hazards and other risks incidental to the mining, processing and shipment of trona ore and soda ash;
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•increases in electricity and natural gas prices paid by us;
•inability to renew our mineral leases and license or material changes in lease or license royalties;

•	inability to renew our rail leases and contracts, disruption in railroad service or increases in rail, vessel and other transportation costs;
•deterioration in our labor relations;
•large customer defaults;
•the price and availability of debt and equity financing;
•changes in interest rates;
•changes in the availability and cost of capital;
•our lack of asset and geographic diversification, including reliance on a single facility for conducting our operations;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	anticipated operating and recovery rates at our facility;

•	shutdowns (either temporary or permanent), including, without limitation, the timing and length of planned maintenance outages;

•	increased competition and supply from international soda ash producers, especially in China and Turkey;

•	potential increases in costs and distraction resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with NYSE corporate governance requirements;

•	risks relating to our relationships with Enterprises or its affiliates;

•	control of our general partner by Enterprises;

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner and are employed by Enterprises or its other affiliates;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners which are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;
•changes in tax status; and
•the effects of existing and future laws and governmental regulations.
Forward-looking statements involve risks, uncertainties and assumptions. You should not put undue reliance on any forward-looking statements. After the date of this Report, we do not have any intention or obligation to update any forward-looking statement, whether as a result of new information or future events except as required by applicable law.
The risk factors discussed in Item 1A. "Risk Factors" and the factors discussed in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements.
These factors should not be construed as exhaustive. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Explanatory Note
OCI Resources LP (the “Partnership,” "OCIR," "we," "us," or "our") initially filed a Registration Statement on Form S-1, as amended (File No. 333-189838) with the Securities and Exchange Commission (“SEC”) on July 8, 2013, which was amended on July 22, 2013, August 1, 2013, August 9, 2013, September 3, 2013 and September 10, 2013, and declared effective on September 12, 2013 (the “Registration Statement”).
The Partnership was formed on April 22, 2013 by OCI Wyoming Holding Co. ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical Corporation ("OCI Chemical"), to operate the trona ore mining and soda ash production business of OCI Wyoming, L.P. ("OCI Wyoming").
Most, but not all of, the information contained in this Report relates to periods that ended prior to the completion of the IPO (defined below), and prior to the effective dates of the agreements discussed herein. Consequently, the consolidated financial statements and related discussion of financial condition and results of operations contained in this Report pertain to the portion of the business of OCI Holdings and its subsidiary which we refer to herein as the "Predecessor" to the Partnership for accounting purposes.
On September 18, 2013 (the “Closing Date”), the Partnership completed its initial public offering ("IPO") of a total of 5,000,000 common units representing limited partner interests (“Common Units”) at a price of $19.00 per unit. The Partnership received net proceeds of approximately $83.3 million from the IPO, after deducting the underwriting discount, the structuring fee and offering expenses. The Partnership paid, on October 28, 2013, a portion of the net proceeds to OCI Wyoming Company ("Wyoming Co.") in exchange for the contribution of its 10.02% limited partner interest in OCI Wyoming to the Partnership and distributed the remaining net proceeds of the IPO to OCI Chemical, via OCI Holdings.
Prior to the IPO, OCI Wyoming's general partner interests were owned 50.49% and 48.51% by the Predecessor and Natural Resource Partners L.P. ("NRP"), respectively, with the 1% limited partner interests in OCI Wyoming being held by Wyoming Co. The Predecessor and Wyoming Co. are commonly controlled by OCI Chemical. In connection with the IPO, the following transactions (the "Restructuring") were completed:
•The Predecessor contributed its 50.49% general partner interest in OCI Wyoming to the Partnership.
•Through a series of transactions between OCI Chemical, its commonly controlled subsidiaries and NRP, the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. was restructured resulting in the Partnership's and NRP's general partner interest in OCI Wyoming being reduced to 40.98% and 39.37%, respectively, and Wyoming Co. and NRP owning a 10.02% and 9.63% limited partner interest in OCI Wyoming, respectively.
•Wyoming Co. contributed its 10.02% limited partner interest to the Partnership in exchange for approximately $65.3 million paid from the net proceeds of the IPO.
•At the consummation of the restructuring, the Partnership owned a 40.98% general partnership interest and a 10.02% limited partner interest in OCI Wyoming, and NRP owned a 39.37% general partner interest and a 9.63% limited partner interest in OCI Wyoming.
The restructuring has been accounted for as a reorganization of entities under common control. As a result, the consolidated balance sheet of the Predecessor as of December 31, 2012 has been restated to reflect the combination of the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. adjusted for certain push-down accounting effects of the restructuring as of January 1, 2012.
The consolidated financial statements of the Predecessor for the years ended December 31, 2012 and 2011, reflect the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis and adjusted for certain push-down accounting effects of the restructuring for all periods presented. The consolidated financial statements for the year ended December 31, 2013 includes the combined results of the Predecessor through September 17, 2013 and the Partnership for the period from September 18, 2013 through December 31, 2013.
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
Emerging Growth Company Status
        We qualify as an "emerging growth company" as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we are an emerging growth company, unlike other public companies, we will not be required to:
• provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•	present more than two years of audited financial statements, selected financial data and related Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report;
• comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB;
• comply with certain new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;
• provide disclosures regarding executive compensation required of larger public companies; or
• obtain unitholder approval of any golden parachute payments not previously approved.
We will cease to be an emerging growth company when any of the following conditions apply:
• we have $1.0 billion or more in annual revenues;
• at least $700 million in market value of our common units are held by non-affiliates;
• we issue more than $1.0 billion of non-convertible debt over a three-year period; or
• the last day of the fiscal year following the fifth anniversary of our initial public offering has passed.
        In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have made the irrevocable election to "opt out" of such extended transition period, and as a result, we will comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards.
Glossary of Industry Terms
Industry terms are defined in the Glossary of Industry Terms, included at the end of this Report.

PART I
Item 1. Business

Overview
We are a Delaware limited partnership formed by OCI Holdings to operate the trona ore mining and soda ash production business of OCI Wyoming. We own a controlling 40.98% general partner interest and 10.02% limited partner interest in OCI Wyoming, which is one of the largest and lowest cost producers of soda ash in the world, serving a global market from our facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore mined	3,921.5	3,865.4	3,676.0	3,597.4	3,193.4
Ore to ash ratio(1)	1.62: 1.0	1.59: 1.0	1.63: 1.0	1.64: 1.0	1.78: 1.0
Soda ash volume sold	2,492.2	2,455.5	2,308.3	2,235.6	1,833.8

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and includes our deca rehydration recovery process.
Trona, a naturally occurring soft mineral, is also known as sodium sesquicarbonate and consists primarily of sodium carbonate, or soda ash, sodium bicarbonate and water. We process trona ore into soda ash, which is an essential raw material in flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. The vast majority of the world's trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced by processing trona, with the remainder being produced synthetically through chemical processes. We believe processing soda ash from trona is the cheapest manner in which to produce soda ash. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production.
Our principal executive offices are located at Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328, and our telephone number is (770) 375-2300. Our website address is www.ociresources.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. Our website also includes our Code of Conduct and Ethics, our Corporate Governance Guidelines, our Internal Reporting and Whistleblower Protection Policy, our Insider Trading Policy and the charters of our Audit Committee and Conflicts Committee. The information on our website, or information about us on any other website, is not incorporated by reference into this Report. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Competitive Strengths
We believe that the following competitive strengths enable us and will continue to allow us to execute our business strategies successfully and to achieve our objective of generating and growing cash available for distribution to our unitholders:
Cost Advantages of Producing Soda Ash from Trona.    We believe that as a producer of soda ash from trona, we have a significant competitive advantage compared to synthetic producers of soda ash. The manufacturing and processing costs for producing soda ash from trona are more cost competitive than other manufacturing techniques partly because the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. Based on our estimates and industry sources, we believe the average cost of production per short ton of soda ash (before freight and logistics costs) from trona is approximately one-third to one-half the cost per short ton of soda ash from synthetic production. In addition, synthetic producers of soda ash incur additional costs associated with storing or disposing of, or attempting to resell, the by-products the synthetic processes produce. Even after taking into account the higher freight and logistics costs associated with our soda ash exports, we believe we can be cost competitive with synthetic soda ash operations who are typically located closer to customers than we are. We believe that our competitive cost structure, together with our current logistics arrangements, allows us to be competitive globally.

Substantial Reserve Life from Significant Reserves.   As of December 31, 2013, Hollberg Professional Group, an independent mining and geological consulting firm, estimated we had proven and probable reserves of approximately 263.1 million short tons of trona, which is equivalent to 143.3 million short tons of soda ash. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 66 years. Please see Item 1, Business, "Trona Reserves" for more information.
Certain Operational Advantages Compared to Other U.S. Trona-Based Producers. We believe we have certain operational advantages over other soda ash producers in the Green River Basin due to the operational characteristics of our facilities as described below. These advantages are manifested in our high productivity and efficiency rates.

•
Location of our mining beds and high purity trona.  Our mining beds are located 800 to 1100 feet below the surface, which is significantly closer to the surface than the mining beds of other operators in the Green River Basin. The relatively shallow depth of our beds compared to other Green River Basin trona mines contributes to favorable ground conditions and improved mining efficiency. Our competitive advantage resides in the fact that we can mine and roof bolt continuously while mining. In addition, the trona in our mining beds has a higher concentration of soda ash as compared to the trona mined at other locations in the Green River Basin, which is typically imbedded or mixed with greater amounts of halite and other impurities. Our trona ore is generally composed of approximately 85% to 89% pure trona.

•
Advantageous facility layout.  Our surface site includes a high capacity network of natural ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 9% over the past four years. While other producers in the Green River Basin also utilize deca rehydration, our natural pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call "de-watering," leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that "de-watered" pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing deca into our process has also reduced our energy consumption per short ton of soda ash produced.

Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2013, we used approximately 4.0 mmBTUs of energy per short ton of soda ash processed, as compared to an average of 5.4 mmBTUs of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality and our internal estimates. For the year ended December 31, 2013, we produced approximately 5,800 short tons of soda ash per employee. Based on historical production statistics we believe this production metric exceeds that of the other three operators in the Green River Basin.
Strong Safety Record.    We have an outstanding track record for safety, and we have among the lowest instances of workplace injury in the U.S. mining industry. Our tradition of excellence in safety has been recognized by the Wyoming State Mine Inspector, which has awarded us its Safety Excellence Award for five consecutive years from 2008 to 2012. We also received three consecutive safety awards from the U.S. Industrial Minerals Association of North America and the Mine Safety and Health Administration from 2009 to 2011. In addition, the safety performance of our facilities, as measured by the number of citations, recordable injuries and lost work day injuries and accident incident rate, significantly exceeds that of our peers in the Green River Basin over the last five years, according to the Mine Safety and Health Administration. We believe this emphasis on, and track record of, safety keeps the morale high for our sponsor's existing employees who operate our assets and enables our sponsor to recruit and retain the most qualified workers in the Green River Basin to operate our assets.
Stable Customer Relationships.    We have an extensive base of over 75 domestic customers in industries such as flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high quality soda ash. For the year ended December 31, 2013, approximately 70% of our domestic net sales were made to customers with whom we have done business for over ten years. We believe that these relationships lead to stable cash flows. We have a strong, long-standing relationship with our primary export customer, ANSAC. ANSAC is a cooperative that serves as the primary international distribution channel for us and two other U.S. manufacturers of trona-based soda ash. ANSAC is one of the largest purchasers and exporters of soda ash in the world and, as a result, is able to leverage its economies of scale in the markets it serves. We believe that our customer relationships, including our relationship with ANSAC, lead to more stable cash flows and allow us to plan production activity more accurately.
Experienced Management and Workforce.    Our facility has been in continuous operation for over 50 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of OCI Wyoming's senior management team have more than 20 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of more than 18 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our common and subordinated unitholders and, over time, to increase those quarterly cash distributions. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on the Growing Demand for Soda Ash.    We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively stable in the near future, overall worldwide demand for soda ash, based on historical production statistics, is projected to grow from an estimated 53.9 million metric tons (equivalent to approximately 59.4 million short tons) to almost 75 million metric tons (equivalent to approximately 82.6 million short tons) in 2022, which represents a compounded annual growth rate of 3.3%. Through ANSAC and our own exports, as well as our long-standing relationship with domestic customers, we believe that as global demand increases, we will be well positioned to maintain our market share in the principal markets in which we operate by increasing our production through refinements in our production process and without significant additional strategic capital expenditures.
Increase Operational Efficiencies.    We intend to focus on increasing the efficiency of our operations. We plan to invest in our operations and improve our competitive position as one of the most cost efficient producers of soda ash in the world. We have identified opportunities to increase our annual production capacity by further streamlining our refining process and implementing certain process efficiencies.
Maintain Financial Flexibility.    We intend to pursue a disciplined financial policy and seek to maintain a conservative capital structure that we believe will provide enhanced stability to our existing cash flows and allow us to consider attractive growth projects and strategic acquisitions in all market environments. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Debt" for additional information.
Expand Operations Strategically.    In addition to capacity expansions and process improvements at our current facility, we plan to grow our business through various methods as they become available to us, including: (1) organic growth of our existing business by expanding our customer relationships and by making strategic capital expenditures; (2) acquisition of other businesses involved in mining and processing minerals and manufacturing chemicals; (3) acquisition of other soda ash facilities if and when they become available; and (4) acquisition of shipping, logistical or other ancillary businesses to improve our efficiencies and grow our cash flows. However, none of these opportunities may become available to us, and we may choose not to pursue any opportunities that are presented to us.
We can provide no assurance that we will be able to utilize our strengths described above. For further discussion of the risks that we face, see Item 1A, "Risk Factors."

Our Organizational Structure
The following chart depicts our ownership structure as of December 31, 2013 and approximate ownership percentages:Our Relationship with OCI Company

OCI Company Ltd.
OCI Enterprises Inc.
("OCI Enterprises")
(100.0% Ownership Interest)
OCI Chemical Corporation
("OCI Chemical")
(100.0% Ownership Interest)
Natural Resource Partners L.P.
("NRP")
(39.37% GP Interest, 9.63% LP Interest)
Public
(25.1% LP Interest)
OCI Wyoming Holding Co.
("OCI Holdings")
(72.9% LP Interest)
OCI Wyoming Co.
("Wyoming Co.")
OCI Resource Partners LLC
("OCI GP")
(2% GP Interest)
Incentive Distribution Rights
OCI Resources LP
("OCIR" or the "Partnership")
(40.98% GP Interest, 10.02% LP Interest)
OCI Wyoming L.P.
("OCI Wyoming")

OCI Company Ltd., the parent company of Enterprises ("OCI Company"), is a diversified, global company with its common shares listed on the Korea Exchange and its global depositary receipts listed on the Singapore Exchange Securities Trading Limited. OCI Company, its subsidiaries and its affiliates have a product portfolio consisting of inorganic chemicals, petrochemicals and coal chemicals, fine chemicals, specialty gases and renewable energy. OCI Company and its subsidiaries have produced soda ash since the late 1960s. OCI Chemical acquired its interest in OCI Wyoming in 1996.

Omnibus Agreement. We entered into an omnibus agreement with Enterprises and our general partner under which we agree upon certain aspects of our relationship with them, including the provision whereby Enterprises will, or will cause certain of its affiliates, to provide to us specified administrative services and employees, our agreement to reimburse Enterprises for the cost of such services and employees, certain indemnification and reimbursement obligations, the use by us of "OCI" as part of our partnership name, and as a trademark and service mark, or as part of a trademark or service mark, for our products and services and other matters. Neither our general partner nor Enterprises will receive any management fee or other compensation in connection with our general partner's management of our business. However, prior to making any distribution on our common units, we will reimburse our general partner and its affiliates, including Enterprises, for all expenses they incur and payments they make on our behalf under the omnibus agreement and our partnership agreement. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. Additionally, we expect OCI Chemical or its affiliates, will continue to be appointed by Enterprises pursuant to the omnibus agreement, to act as our marketing and sales agent for all of our sales.
Our general partner owns 399,000 general partner units representing a 2.0% general partner interest in us. These general partner units entitle it to receive 2.0% of all the distributions we make. Our general partner also owns initially all of our incentive distribution rights, which entitle it to increasing percentages, up to a maximum of 48.0%, of the cash we distribute in excess of $0.5750 per unit per quarter. In addition, OCI Holdings owns 4,775,500 common units and 9,775,500 subordinated units.

Our Operations
Our Green River Basin surface operations are situated on approximately 880 acres in Wyoming, and our mining operations consist of approximately 23,500 acres of leased and licensed subsurface mining area. Our facility is accessible by both road and rail. We use six large continuous mining machines and ten underground shuttle cars in our mining operations. Our processing assets consist of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.
The following map provides an aerial overview of our surface operations:

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of our leased and licensed subsurface mining area:

OCI WYOMING
FMC GRANGER
Bridger Power Line
MILES
0 1 2 3 4 5
Known Sodium Leasing Area (KSLA)
FMC WESTVACO
TATA
UPRR
I-80
Mechanically Mineable Trona Area (MMTA)
SOLVAY
I-80
UPRR
I-80
OCI WYOMING L.P.
CURRENT SODIUM LEASES
KNOWN SODIUM LEASING AREA
GREEN RIVER BASIN, WY
BUREAU OF LAND MANAGEMENT
Scale 1" = 24,000'
KSLA BOUNDARY
GREEN RIVER
OCI LEASE BOUNDARY
MECHANICAL MINING TRONA AREA
RAIL ROAD
ROADS
OCI REFINERY

The Green River Basin geological formation holds the largest, and one of the highest purity, known deposits of trona ore in the world. Our reserves contain trona deposits having a purity between 85 to 89% by weight, which means that insoluble impurities and water make up approximately 10% to 15% of our trona.

Our mining leases and license are located in two mining beds, designated by the U.S. Geological Survey as beds 24 and 25, at depths of 800 to 1100 feet, respectively, below the surface. Mining these beds affords us several competitive advantages. First, the depth of our beds is shallower than other actively mined beds in the Green River Basin, which allows us to use a continuous mining technique to mine trona and roof bolt the ceiling simultaneously. In addition, mining two beds that are on top of one another allows for production efficiencies because we are able to use a single hoisting shaft to service both beds.
The following graphic shows a cross-section of the strategic areas of the Green River Basin where we mine trona.

Source: Management.
We remove insoluble materials and other impurities by thickening and filtering the liquor. We then add activated carbon to our filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. We then dry the resulting material in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in seven on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Our storage silos can hold up to 65,000 short tons of processed soda ash at any given time. Our facility is in good working condition and has been in service for over 50 years.
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. "Deca", short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009 we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our processing process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 9% over the past four years.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. In 2013, we used approximately 4.0 mmBTUs of energy in the form of electricity and natural gas to produce each short ton of soda ash. We believe this to be the lowest energy consumption of any soda ash producer in North America. In addition, we and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supplies of coal and natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2013, we shipped approximately 96.0% of our soda ash to our customers initially via rail under a contract with

Union Pacific that expires on December 31, 2014, and our plant receives rail service exclusively from Union Pacific. The rail freight rate we are charged under our agreement increases annually based on a published index tied to certain rail industry metrics. If we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. We lease a fleet of more than 1,700 hopper cars that serve as dedicated modes of shipment to our domestic customers. For export, we ship our soda ash on unit trains consisting of approximately 100 cars to two primary ports: Port Arthur, Texas and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. ANSAC provides logistics and support services for all of our export sales. For domestic sales, OCI Chemical provides similar services.
The flow chart below illustrates the steps of our mining, processing and shipping operations.
Customers
Our largest customer is ANSAC, which buys soda ash from us (through our sales agent) and other of its member companies for further export to its customers. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member's production volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, OCI Chemical, on our behalf, negotiates directly with, and we export to, customers in markets not served by ANSAC. For the year ended December 31, 2013, ANSAC accounted for approximately 45.3% of our net sales (years ended December 31, 2012 and 2011: approximately 49.6% and 38.3% of net sales, respectively). Other than ANSAC, for the year ended December 31, 2013, no one customer individually accounted for more than ten percent of our net sales. We had more than 75 domestic customers and 15 foreign customers to whom our agent made sales directly. For the year ended December 31, 2013, 10.6% of our net sales (years ended December 31, 2012 and 2011: 7.3% and 13.5% of net sales, respectively) were through direct exports not involving ANSAC and its affiliated distributors. For the years ended December 31, 2013, 2012 and 2011, OCI Chemical served as the marketing and sales agent for OCI Wyoming with respect to all of its U.S. domestic and export sales, including sales to ANSAC.
For customers other than ANSAC, our sales agent typically enters into contracts, on our behalf, which we refer to as our customer contracts, having terms ranging from three months to three years. Under these contracts, our customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements. Although we do not have a "take or pay" arrangement with our customers, substantially all of our sales are made pursuant to written agreements and not through spot sales.
Our customers, including end users to whom ANSAC makes sales overseas, consist primarily of:

•	Glass manufacturing companies, account for 50% or more of the consumption of soda ash around the world, including Owens-Illinois Inc., Guardian Industries, Ardagh and Arc International; and

•	Chemical and detergent manufacturing companies, including Elementis plc, Church and Dwight Co. Inc., PQ Corporation, Procter and Gamble Company and Innophos Holdings Inc.

For accounts in North America, OCI Chemical, on our behalf, typically enters into sales contracts with our customers having terms of one to three years. Pursuant to these contracts, we supply an estimated annual tonnage of soda ash to a customer at a fixed price for a given calendar year. Generally speaking, we have long-term relationships with the majority of our customers, meaning we have been a supplier to them for more than five years.
Leases and Licenses
We are party to nine mining leases and one license, which give us subsurface mining rights. Some of our leases are renewable at our option upon expiration. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Anadarko Petroleum or its affiliates, which are calculated based upon a percentage of the quantity or gross value of soda ash and related products at a certain stage in the mining process, or a certain sum per each ton of such products. These royalty payments are typically subject to a minimum domestic production volume from our Green River Basin facility, although we are obligated to pay minimum royalties or annual rentals to our lessors and licensor regardless of actual sales.
The royalty rates we pay to our lessors and licensor may change upon our renewal of such leases and license. Under our license with Anardarko Petroleum or its affiliates, the applicable royalty rate varies based on an index. Anadarko Petroleum or its affiliates are entitled to adjust their royalty rate if we pay a higher royalty rate to certain other mineral rights owners in Sweetwater County, Wyoming. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and. therefore, may affect our ability to distribute cash to unitholders.
The following is a summary of the material terms of our leases and our license as of December 31, 2013:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31, 2013	Total Approximate Acreage as of December 31, 2013	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
Anadarko Petroleum or its Affiliates	1	12,441 acres	N/A	Renewed until 2061 in 2010	1962	7% of soda ash sold (calculated on a netback basis); scheduled to increase to 8% on October 1, 2016. If royalty rates paid to other lessors are higher, royalty rates are increased to match.
U.S. Government	4	7,934 acres	2017-2018	We have a preferential renewal right upon application to the Department of the Interior, Bureau of Land Management(1)	1961	6% of gross output(2)
State of Wyoming	5	3,079 acres	2019	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)	Renewals are typically for ten-year periods.

(2)
On October 2, 2013, U.S. Congress passed the Helium Stewardship Act of 2013, giving U.S. natural soda ash producers some relief on royalties paid to the federal government for trona mined on federal land, reducing the royalty rate from 6% to 4%, for the next two years.

The foregoing descriptions of the material terms of our leases and our license do not purport to be complete descriptions of our leases and our license, and are qualified in their entirety by reference to the full text of the leases and license, copies of which have been filed or incorporated by reference as exhibits to this Report. See Part IV, Item 15, "Exhibits and Financial Statement Schedules— Exhibit Index" for more information.
Trona Reserves
As of December 31, 2013, we had estimated proven and probable reserves of approximately 263.1 million short tons, which is equivalent to 143.3 million short tons of soda ash. The estimates of our proven and probable reserves are derived from a year-end reserve report funded by us and prepared by Hollberg Professional Group, an independent mining and geological consulting firm. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 66 years.
Hollberg Professional Group performed a mineral reserve estimate on our trona mineral assets, which are contained in beds 24 and 25 of the Green River Basin, at depths of 800 and 1100 feet below the surface, respectively. To ensure continuity and mineability of our trona reserves, Hollberg Professional Group's estimates are based on geological data provided by us and third parties, which were generated from historical exploration drill holes, borings within the mine space, and mine observations and measurements, including core samples. In addition, Hollberg Professional Group reviewed and analyzed our reserve base maps and current mining plans, and developed a life of mine plan with respect to the predicted life of our reserves using a non-subsidence design.
Our trona reserve estimates include reserves that can be economically and legally extracted and processed into soda ash at the time of their determination. Our trona reserves are categorized as "proven (measured) reserves" and "probable (indicated) reserves," which are defined as follows:

•
Proven (Measured) Reserves—Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•
Probable (Indicated) Reserves—Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

For purposes of categorizing our proven reserves, Hollberg Professional Group's estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). For purposes of categorizing our probable reserves, Hollberg Professional Group's estimates applied exploration and mine measurements and drill hole data within a three-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, Hollberg Professional Group reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2013.
In determining whether our reserves meet these proven and probable standards, Hollberg Professional Group made certain assumptions regarding the remaining life of our reserves, including, among other things, that:

•	our cost of products sold per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2013, which was approximately $79 per short ton of soda ash;

•
the average CIF (carriage, insurance, and freight) sales price will remain consistent with our historical average CIF sales price for the three years ended December 31, 2013, which was approximately $183 per short ton of soda ash;

•	we will achieve an annual mining rate of approximately 4.0 million short tons of trona;

•	we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;

•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash);

•	our run-of-mine ore estimate contains dilution from the mining process;

•	we will, in approximately 30-40 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9 to 10 feet;

•	we will, within the next four to nine years, conduct "two-seam mining," which means to perform continuous mining simultaneously on beds 24 and 25 in close proximity;

•	our mining costs will remain consistent with 2013 levels until we begin two-seam mining, at which time our mining costs for the two-seam mine tonnage will increase by approximately 25%;

•	our processing costs will remain consistent with 2013 levels;

•	we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;

•
we have and will continue to have valid leases and licenses in place with respect to the reserves, and that these leases and licenses can be renewed for the life of the mine based on our extensive history of renewing leases and licenses;

•	we have and will continue to have the necessary permits to conduct mining operations with respect to the reserves; and

•	we will maintain the necessary tailings storage capacity to maintain tailings disposal between the mine and surface placement for the life-of-mine.
Our reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Anadarko Petroleum or its affiliates. See "Leases and Licenses" above for a summary of these leases and our license, including expiration date ranges.

The following table presents our estimated proven and probable trona reserves at December 31, 2013:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with Anadarko Petroleum or its affiliates	71.7	86.1%	64.7	85.4%	136.4	74.3
Leases with the U.S. Government	51.1	86.2%	50.4	85.4%	101.5	55.2
Leases with the State of Wyoming	7.0	86.5%	18.2	86.0%	25.2	13.8
Total(5)	129.8	86.2%	133.3	85.5%	263.1	143.3

(1)	For purposes of these estimates, the minimum grade for reported tonnage is 85%.

(2)
The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 86.2% and 85.5%, respectively. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2013, which was approximately $183 per short ton of soda ash.

(3)	Soda ash conversion assumes a 90% recovery rate, resulting in an ore to ash ratio of 1.835:1.0.

(4)	The sums of some of the rows and columns may not foot due to rounding.

(5)	Except percentages, which are averages.
Our reserve estimates will change from time to time as a result of mining activities, analysis of new engineering and geologic data, modification of mining plans or mining methods and other factors. For addition information, see Item 1A, Risk Factors, "Risks Inherent in Our Business and Industry" for more information regarding risks surrounding our reserves.
Competition
Soda ash is a commodity chemical traded globally with numerous producers and consumers worldwide. We compete with both North American and international soda ash producers. There are two ways to consider how we compete: (1) versus our fellow North American competitors; and (2) versus our worldwide competitors. Against our principal North American competitors, which include subsidiaries of FMC, Solvay and Tata in the Green River Basin and Searles Valley Minerals in California, we believe we have a number of competitive advantages, including operational advantages that improve our relative cost position, life of our mineral reserves, our strong safety record, customer relationships and an experienced management team and workforce. Against our principal worldwide competitors, Solvay, Tata and Nirma Group, virtually all of their production is manufactured from synthetic processes and we believe, as a producer of soda ash from trona, we have significant competitive advantages, even after considering the fact that we generally have higher logistics costs to move the soda ash from Wyoming to regions around the world. First, the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. See "Our Competitive Strengths" above for additional information.
Insurance
Because all of our operations are conducted at a single facility, an event such as an explosion, fire, equipment malfunction or severe weather conditions could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. These hazards can also cause personal injury and loss of life, pollution or environmental damage and suspension of our surface and subsurface operations. To mitigate this risk, our sponsor maintains, on our behalf, property, casualty and business interruption insurance in amounts and with coverage and deductibles that we believe are adequate for our current operations. We continually evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance coverage to account for changes or growth in our business.

Environmental Matters
Our mining and processing operations, which have been conducted at our Green River Basin facility for many years, are subject to strict regulation by federal, state and local authorities with respect to protection of the environment. We have a rigorous compliance program to ensure that our facilities comply with environmental laws and regulations. However, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental or climate change, or changes in the operation of our business or the discovery of additional or unknown environmental contamination, could require expenditures which might be material to our results of operations or financial conditions.
We summarize below certain environmental laws applicable to us that regulate discharges of substances into the air and water, the management and disposal of hazardous substances and wastes, the clean-up of contaminated sites, the protection of groundwater quality and availability, plant and wildlife protection, and climate change. Our failure to comply with any of the below laws may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.
Clean Air Act
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources. Under the Clean Air Act, our facility has been issued a Title V operating permit, which regulates emissions to air from our operations. In particular, our operations are subject to technology-based standards pursuant to the Clean Air Act's New Source Performance Standards for Nonmetallic Mineral Processing Plants, which limit particulate matter emissions. In addition, our boilers are subject to technology-based standards pursuant to the Clean Air Act's National Emission Standards for Hazardous Air Pollutants for Major Source: Industrial, Commercial and Institutional Boilers and Process Heaters, which were published in final form in January 2013. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants.
Clean Water Act
The Federal Water Pollution Control Act, which we refer to as the Clean Water Act, and comparable state laws impose restrictions and controls regarding the discharge of pollutants into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the federal EPA or the state. We do not discharge any wastewater from our operations into the Green River, the nearest river system to our Green River Basin facility. However, the discharge of storm water runoff from our facility is governed by a general permit issued by the Wyoming Department of Environmental Quality. In particular, the general permit requires our compliance with a Storm Water Pollution Prevention Plan. We periodically monitor groundwater wells at our processing facility, most of which are proximate to our surface pond complex, for salinity, conductivity and other parameters pursuant to permits issued by the Wyoming Department of Environmental Quality. Permitted interceptor trenches are used to collect saline groundwater to prevent discharge and impact to the Green River.
Resource Conservation and Recovery Act
The federal Resource Conservation and Recovery Act, or RCRA, and analogous state laws, impose requirements for the careful generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. Based on the amount of hazardous waste our operations generate (more than 100 kilograms but less than 1,000 kilograms per month), we have been classified under RCRA as a Small Quantity Generator. RCRA limits and regulates the manner and duration of our on-site storage/accumulation of hazardous waste, requires us to dispose of our hazardous waste off-site using manifests, licensed transporters and licensed disposal facilities, and imposes certain training and operational requirements on us.
Comprehensive Environmental Response, Compensation, and Liability Act
The federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, (otherwise known as "Superfund") and comparable state laws impose liability in connection with the release of hazardous substances into the environment. CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and those who disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Wyoming's Environmental Quality Act also creates the potential for liability in connection with the release of hazardous substances into the environment, and has been construed to impose liability without regard to fault. We have not received notice that we are a potentially responsible party at any Superfund site.

Climate Change Legislation and Regulations
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources, including soda ash processors like us. We are monitoring and reporting GHG emissions from our operations, and we believe we are in substantial compliance with the rules. In the past, the U.S. Congress has considered, but not enacted, legislation that would impose requirements to reduce emissions of GHGs. The State of California recently enacted regulations establishing a so-called GHG "cap-and-trade" system designed to reduce GHG emissions. Our operations are not currently subject to any federal or state requirement to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting, or otherwise imposing a tax or financial penalty for, emissions of GHGs from our equipment and operations might be material to our results of operations or financial conditions.
Wyoming Department of Environmental Quality—Land Quality Division
Our operations are subject to oversight by the Land Quality Division of the Wyoming Department of Environmental Quality. In particular, our principal mine permit issued by the Land Quality Division requires us to "self-bond" for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As of December 31, 2013, the amount of the self-bond was $27.1 million. The amount of the bond is subject to change based upon periodic re-evaluation by the Land Quality Division.
Mining and Workplace Safety
The U.S. Mine Safety and Health Administration, or MSHA, is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute's mandatory safety and health standards. As part of MSHA's oversight, representatives perform at least four unannounced inspections (quarterly) annually for our entire facility. To date these inspections have not resulted in any citations for major violations of MSHA's Code of Federal Regulations.

We also are subject to the requirements of the U.S. Occupational Safety and Health Act, or OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.

Our Green River Basin facility maintains a rigorous safety program. Our sponsor's employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2013, our facility had only two lost work day injuries and only six recordable injuries as reported by MSHA. Over the five years ended December 31, 2013, the Green River Basin facility averaged 1.4 lost work day injuries and only 4.6 recordable injuries as reported by MSHA, which we believe to be better than the industry average.
Employees/Labor Relations
We are managed by the directors and officers of our general partner. The personnel who operate our assets are employees of our sponsor. Under the omnibus agreement, we reimburse Enterprises and its affiliates for the expenses incurred by them in providing services to us, and we also reimburse Enterprises for certain direct operating expenses they pay on our behalf. As of December 31, 2013, Enterprises and its affiliates had 415 employees at our facility in the Green River Basin that operate the mine, 122 of whom were full-time salaried employees. None of these employees was covered by a collective bargaining agreement as of December 31, 2013, and we did not experience any labor strikes or other significant labor problems during 2013.

ITEM 1A. Risk Factors
 Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should carefully consider the following risk factors together with all of the other information included in this Report in evaluating an investment in our common units.

If any of the following risks were to occur, our business, financial condition, results of operations and our ability to distribute cash could be materially adversely affected. In that case, we might not be able to make distributions on our common units, the trading price of our common units could decline, and you could lose all or part of your investment.
Risks Inherent in Our Business and Industry
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution on our units.
In order to pay the minimum quarterly distribution of $0.5000 per unit, or $2.00 per unit on an annualized basis, we will require available cash of approximately $10 million per quarter, or $40 million per year, based on the number of common, subordinated and general partner units currently outstanding. We may not have sufficient available cash each quarter to pay the minimum quarterly distribution.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on several factors, some of which are beyond our control, including, among other things:
•the market prices for soda ash in the markets in which we sell;
•the volume of natural and synthetic soda ash produced worldwide;

•	domestic and international demand for soda ash in the flat glass, container glass, detergent, chemical and paper industries in which our customers operate or serve;
•the freight costs we pay to transport our soda ash to customers or various delivery points;
•the cost of electricity and natural gas used to power our operations;

•	the amount of royalty payments we are required to pay to our lessors and licensor and the duration of our leases and license;

•	political disruptions in the international markets we or our customers serve, including any changes in trade barriers;
•our relationships with our customers and our or our sales agent's ability to renew contracts;
•the creditworthiness of our customers;

•	regulatory action affecting the supply of, or demand for, soda ash, our ability to mine trona ore, our transportation logistics, our operating costs or our operating flexibility;
•new or modified statutes, regulations, governmental policies and taxes or their interpretations; and
•prevailing U.S. and international economic conditions.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including, among other things:
•the level and timing of capital expenditures we make;

•	the level of our operating, maintenance and general and administrative expenses, including reimbursements to our general partner for services provided to us;
•the cost of acquisitions, if any;
•our debt service requirements and other liabilities;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets;

•	restrictions on distributions contained in debt agreements to which we, OCI Wyoming or OCI Chemical are a party;
•the amount of cash reserves established by our general partner; and
•other business risks affecting our cash levels.

Soda ash prices have been and in the future may be volatile, and lower soda ash prices will negatively affect our financial position and results of operations.
Our only product is soda ash, and the market price of soda ash directly affects the profitability of our operations. If the market price for soda ash declines, our revenue may decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile, and those markets are likely to remain volatile in the future. In the past, we have reduced production to mitigate the impact of low soda ash prices. Volatility in soda ash prices can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of low soda ash prices may materially and adversely affect our financial position, liquidity (including our borrowing capacity under the OCI Wyoming Credit Facility), ability to finance planned capital expenditures and results of operations.
To illustrate the volatility of the price of soda ash, according to IHS data, over the last six years, the weighted average price of soda ash in the U.S. has ranged from a high of $159 per short ton in 2013 to a low of $128 per short ton in 2008. Over the same period, the weighted average price of soda ash in Europe, India and South America, the three regions with the highest soda ash demand outside of the United States and China, ranged from a high of $266 per short ton in 2008 to a low of $197 per short ton in 2010, with a weighted average price of $229 per short ton in 2012 and $238 per short ton in 2013.
Prices for soda ash may fluctuate in response to relatively minor changes in the supply of and demand for soda ash, market uncertainty and other factors beyond our control. These factors include, among other things:
•overall economic conditions;
•the level of customer demand, including in the glassmaking industry;
•the level of production and exports of soda ash globally;
•the level of production of materials used to produce soda ash, including trona ore or synthetic materials, globally;
•the cost of energy consumed in the production of soda ash, including the price of natural gas, electricity and coal;
•the impact of non-ANSAC members increasing their capacity and exports;
•domestic and foreign governmental relations, regulations and taxes; and
•political conditions or hostilities and unrest in regions where we export soda ash.
A substantial portion of our costs are attributable to transportation and freight costs. Increases in freight costs could increase our costs significantly and adversely affect our results of operations.
Most soda ash is sold inclusive of transportation costs, which make up a substantial portion of the total delivered cost to the customer. We transport our soda ash by rail or truck and ocean vessel. As a result, our business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make our soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Under our current rail transport contract, our rail freight rates increase each year based upon an industry price index. We may be unable to pass on our freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces.
An increase in natural gas prices, or an interruption in our natural gas supply would negatively impact our competitive cost position when compared to other foreign and domestic soda ash producers.
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. Natural gas prices have historically been volatile, with the Henry Hub Natural Gas Spot Price ranging between $1.63 and $18.48 per mmBTU during the period from 1999 to 2013. As of December 31, 2013, the NYMEX natural gas futures closing price was $4.23 per mmBTU (December 31, 2012: $3.35 per mmBTU). Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
Although we have a policy of making forward purchases of approximately one-third of our natural gas needs within six months of use, we have not historically used, derivative instruments to hedge our exposure to natural gas prices. Any material increase in natural gas prices could adversely impact our operations by making us less competitive with other soda ash producers who do not use natural gas as a key input. If U.S. natural gas prices were to increase to a level where foreign soda ash producers were able improve their competitive position on a unit cost basis, this would negatively affect our competitive cost position.
All of our operations are conducted at one facility. Any adverse developments at our facility could have a material adverse effect on our results of operations and therefore our ability to make cash distributions to our unitholders.
Because all of our operations are conducted at a single facility, an event such as an explosion, fire, equipment malfunction or severe weather conditions that adversely affect our facility could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. While our sponsor maintains business interruption insurance, our policy includes a 15 day equivalent time element deductible, per occurrence, and is subject to customary limitations and exclusions. Any sustained disruption in our ability to meet our obligations under our sales agreements could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
Due to our lack of product diversification, adverse developments in the soda ash industry would adversely affect our results of operations and our ability to make cash distributions to our unitholders.
We rely exclusively on the revenues generated from the production and sale of soda ash. An adverse development in the market for soda ash in U.S. or foreign markets would have a significantly greater impact on our operations and cash available for distribution to our unitholders than it would on other companies that have a more diverse asset and product base. Some of the soda ash producers with which we compete sell a more diverse range of products to broader markets.
For the year ended December 31, 2013, approximately 96.0% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2014. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2013, we shipped approximately 96.0% of our soda ash from our facility on a single rail line under a contract with the Union Pacific Railroad Company, or Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2014 and there can be no assurance that it will be renewed on terms favorable to us or at all. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific's financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 140 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement.
A significant portion of the demand for soda ash comes from glass manufacturers and other industrial end users whose businesses can be adversely affected by economic downturns.
A significant portion of the demand for soda ash comes from glass manufacturers and other industrial customers. Companies that operate in the industries that glass manufacturers serve, including the automotive, construction and glass container industries, may experience significant fluctuations in demand for their own end products because of economic conditions, changes in consumer demand, or increases in raw material and energy costs. In addition, many large end users of soda ash depend upon the availability of credit on favorable terms to make purchases of raw materials such as soda ash. As interest rates increase or if our customers' creditworthiness deteriorates, this credit may be expensive or difficult to obtain. If these customers cannot obtain credit on favorable terms, they may be forced to reduce their purchases of soda ash. These and other factors may lead some customers to seek renegotiation or cancellation of their existing arrangements with us, which could have a material adverse effect on our results of operations and our ability to distribute cash to unitholders.
A significant portion of our international sales of soda ash are to ANSAC, a U.S. export cooperative, and therefore adverse developments at ANSAC or its customers, or in any of the markets in which we make direct international sales, could adversely affect our ability to compete in certain international markets.
We, along with two other U.S. trona-based soda ash producers, utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area, which provides us with the benefits of large purchases of soda ash and significant economies of scale in managing international sales and logistics. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC's customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly vulnerable to ANSAC's customer relationships and the credit and other terms ANSAC extends to its customers. Any adverse change in ANSAC's customer relationships could have a direct impact on ANSAC's ability to make sales and our ability to make sales to ANSAC. In addition, to the extent ANSAC extends credit or other favorable terms to its end customers and those customers subsequently default under sales contracts or otherwise fail to perform, we would have no direct recourse against them.
Furthermore, from time to time international competition authorities have conducted inquiries into the potentially anti-competitive nature of ANSAC's activities. The Secretariat of Economic Law of the Ministry Justice of Brazil has commenced an investigation into ANSAC's activities in Brazil. OCI Chemical and the two other members of ANSAC have been named in these investigations. An unfavorable outcome in any such investigation could result in our having to pay fines or penalties, either on behalf of OCI Chemical or through ANSAC, or otherwise adversely affect the ability of ANSAC to continue serving export markets. In the event of an unfavorable outcome in any such investigation, the withdrawal of one of the other two members of ANSAC or the dissolution of ANSAC, we would be forced to use alternative methods to facilitate additional direct export sales, resulting in less favorable arrangements in respect of logistics or sales. Any of these developments could lead us to incur significant additional costs and may result in lower pricing for our export sales, which could have a negative impact on our results of operations, financial condition and our ability to distribute cash to our unitholders. For more information about ANSAC, see Item 1, "Business—Customers."
If the percentage of our international sales increases as a percentage of total sales, our gross margin could decrease and the average trade credit payment period of our customers could increase, which could adversely affect our financial position and our ability to distribute cash to our unitholders.
From 2012 to 2013, our international sales of soda ash as a percentage of total sales decreased from 56.9% to 55.9%. Our gross margin for international sales is lower than our gross margin for domestic sales because the average price of soda ash sold internationally is lower than the average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
We typically receive payment for our domestic sales 38 to 53 days following the date of shipment, while for international sales, we typically receive payment 89 to 104 days following the date of shipment. Therefore, an increase in our international sales and a decrease in domestic sales would extend the average time period for our receipt of payment for our soda ash, which could expose us to greater credit risk from our customers, increase our working capital requirements and negatively affect the amount of cash available for distribution to our unitholders.
OCI Chemical, on our behalf, typically enters into contracts and exclusive arrangements with our customers that have terms of three months to three years, and our customers are not obligated to purchase any amount of soda ash from us.
The terms of our customer contracts vary by geography. Most of our domestic contracts have terms of one to three years. Our European contracts typically have a term of one year, and some Asian contracts have only a three-month term. We understand that ANSAC's customer contract terms also vary by region. Moreover, our customer contracts are not exclusive dealing or take-or-pay arrangements. Additionally, we may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of soda ash, business failure or bankruptcy of the customer or dissatisfaction with our performance or pricing. Loss of any of our major customers could adversely affect our business, results of operations and cash flow.
Increased use of glass substitutes and recycled glass may affect demand for soda ash, which could adversely affect our result of operations.
Increased use of glass substitutes or recycled glass in the container industry could have a material adverse effect on our results of operations and financial condition. Container glass production is one of the principal end markets for soda ash. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Demand for soda ash by the glass container industry has generally declined over the last ten years. We believe that the use of containers containing alternative materials such as plastic and aluminum will continue to affect negatively the growth in domestic demand for soda ash.
We are exposed to trade credit risk in the ordinary course of our business activities.
We extend credit to our customers as a normal part of our business, and as such, are subject to the credit risk of our customers, including the risk of loss resulting from nonpayment or nonperformance. Typical industry contract terms are net 30 days from date of shipment for domestic U.S. customers. We have experienced nonperformance by our customers and counterparties in the past, and we take reserves for accounts more than 90 days past due. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Our credit procedures and policies may not be adequate to eliminate customer credit risk, and we may not adequately assess the creditworthiness of existing or future customers. In addition, even if our procedures work properly, our customers may experience unanticipated deterioration of their creditworthiness. Material nonpayment or nonperformance by our customers could have a material adverse effect on our financial condition and results of operations and on our ability to distribute cash to our unitholders.
We face intense competition, including from companies that have capital resources greater than ours and that have more diversified operations.
We face competition from a number of soda ash producers in the United States, Europe and Asia, some of which have greater market share and greater financial, production and other resources than we do. Some of our competitors are diversified global corporations that have many lines of business. Some of our competitors have greater capital resources and may be in a better position to withstand a long term deterioration in the soda ash market. Other competitors, even if smaller in size, may have greater experience and stronger relationships in their local markets. Competitive pressures could make it more difficult for us to retain our existing customers and attract new customers, which could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to our unitholders. Competition could also intensify the negative impact of factors that decrease demand for soda ash in the markets we serve, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of soda ash. We expect to face competition from Turkey's trona-based soda ash production in the next several years. In addition, China is the largest producer of synthetic soda ash in the world and historically has exported only a small percentage of its production. If Chinese producers, which we believe are supported by government subsidies, and other new producers were to begin exporting significant quantities of soda ash, including on non-commercial terms, the supply of soda ash in the global market could materially increase and put downward pressure on pricing.
Unfavorable economic conditions may reduce demand for our products, which could adversely affect our results of operations.
Worldwide soda ash demand generally correlates to global economic growth generally. The U.S. economy and global capital and credit markets remain volatile. Worsening economic conditions or factors that negatively affect the economic health of the United States and other parts of the world into which we or ANSAC sells soda ash could reduce our revenues and adversely affect our results of operations. The recent global financial crisis and sovereign debt crises in Europe have led to a global economic slowdown, with the economies of those regions showing significant signs of weakness, resulting in greater volatility in the U.S. economy and in the global capital and credit markets. These markets have been experiencing disruption, including volatility in securities markets, diminished liquidity and credit availability, credit ratings downgrades, failure and potential failures of major financial institutions, unprecedented government support of financial institutions and high unemployment rates. Instability in consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. These developments may adversely affect the ability of our customers to obtain financing to perform their obligations to us. We believe that further deterioration of economic conditions or a prolonged period of economic weakness will have an adverse impact on our results of operations, business and financial condition, as well as our ability to distribute cash to our unitholders.
Our reserve data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves.
Our reserve estimates may vary substantially from the actual amounts of minerals we are be able to recover economically from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

•	future prices of soda ash, mining and production costs, capital expenditures and transportation costs;

•	future mining technology;

•	the effects of regulation by governmental agencies; and

•	geologic and mining conditions, which may not be identified by available exploration data and may differ from our experiences in areas where we currently mine.
Actual production, revenue and expenditures with respect to our reserves will likely vary from our estimates, and these variations may be material.
Restrictions in the agreements governing OCI Wyoming's indebtedness, including the OCI Wyoming Credit Facility, could limit its operations and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
On July 18, 2013, OCI Wyoming entered into the OCI Wyoming Credit Facility. The OCI Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) OCI Wyoming's ability to:

•	make distributions on or redeem or repurchase its units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of OCI Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The OCI Wyoming Credit Facility also contains covenants requiring OCI Wyoming to maintain certain financial ratios. For example, OCI Wyoming is subject to a consolidated fixed charge coverage ratio (as defined in the OCI Wyoming Credit Facility) of not less than 1.00 to 1.00 and a consolidated leverage ratio (as defined in the OCI Wyoming Credit Facility) of not greater than 3.00 to 1.00. OCI Wyoming's ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that OCI Wyoming will meet those ratios and tests.
In addition, the OCI Wyoming Credit Facility contains events of default customary for transactions of this nature, including (1) failure to make payments required under the OCI Wyoming Credit Facility, (2) events of default resulting from OCI Wyoming's failure to comply with covenants and financial ratios in the OCI Wyoming Credit Facility, (3) the institution of insolvency or similar proceedings against OCI Wyoming, (4) the occurrence of a default under any other material indebtedness OCI Wyoming may have, and (5) the occurrence of a change of control.
Under the OCI Wyoming Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.
The provisions of the OCI Wyoming Credit Facility may affect OCI Wyoming's ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, OCI Wyoming's failure to comply with the provisions of the OCI Wyoming Credit Facility could result in an event of default, which could enable its lenders, subject to the terms and conditions of the OCI Wyoming Credit Facility, to terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of OCI Wyoming's debt is accelerated, its assets may be insufficient to repay such debt in full. As a result, our results of operations and, therefore, our ability to distribute cash to unitholders, could be materially and adversely affected, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—OCI Wyoming Credit Facility" for more information.
If we are not able to renew our leases and license, it will have a material adverse effect on us. Under the terms of our subsurface mining leases and license, we are required to make minimum royalty payments or annual rentals, and the royalty rates we are required to pay may change with little or no notice to us.
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Anadarko Petroleum or its affiliates. As of December 31, 2013, leases covering approximately 42% of our acreage were scheduled to expire in the next six years. If we are not able to renew our leases and license, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders.
Each of those leases and the license requires that minimum royalties or annual rentals be paid regardless of production levels. If our operations do not meet production goals, then it could have an adverse effect on our ability to pay cash distributions due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the corresponding net sales.
Under our license with Anadarko Petroleum or its affiliates, the applicable royalty rate varies based on an index. Anadarko Petroleum or its affiliates are entitled to adjust their royalty rate if we pay a higher royalty rate to certain other mineral rights owners in Sweetwater County, Wyoming. Any increase in the royalty rates we are required to pay to our lessors or licensor, or any failure by us to renew any of our leases or our license, could have a material adverse impact on our financial condition, results of operations and ability to distribute cash to our unitholders.

Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.
All of our trona reserves are leased or licensed. A title defect in our leased, licensed or owned property or the loss of any lease or license upon expiration of its term, upon a default or otherwise could adversely affect our ability to mine the associated reserves and/or process the trona that we mine. In some cases, we rely on title information or representations and warranties provided by our lessors, licensor or grantors. We cannot rely on any such representations or warranties with respect to the surface land on which our facility is located because we acquired the surface land in 1991 by quitclaim deed. We have no title insurance for our interests in this property. Any challenge to our title or leasehold interests could delay our operations and could ultimately result in the loss of some or all of our interest in the property. From time to time we also may be in default with respect to leases or the license for properties on which we have mining operations. In such events, we may have to close down or alter significantly the sequence of such mining operations, which may adversely affect our future soda ash production and future revenues. If we mine on property that we do not own, lease or license, we could incur liability for such mining and be subject to regulatory sanction and penalties. Also, in any such case, the investigation and resolution of title issues would divert management's time from our business, and our results of operations could be adversely affected. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our unitholders may be materially adversely affected.
Mining development, exploration and processing operations pose numerous hazards and uncertainties that may negatively affect our business.
Mining and processing operations involve many hazards and uncertainties, including, among other things:

•	seismic activity;

•	ground failures;

•	industrial accidents;

•	environmental contamination or leakage;

•	fires and explosions;

•	unusual and unexpected rock formations or water conditions;

•	flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature; and

•	mechanical equipment failure and facility performance problems.
These occurrences could damage or destroy our properties or production facilities, or result in personal injury or wrongful death claims, environmental damage to our properties or the properties of others, delays in, or prohibitions on, mining or processing, increased production costs, asset write downs, monetary losses and legal liability, which could have an adverse effect on our results of operations and financial condition. In particular, underground mining and related processing activities present inherent risks of injury to persons and damage to equipment. Our insurance policies provide limited coverage for some of these risks but will not fully cover these risks. Please read “Risk Factors—Risks Inherent in Our Business and Industry—Our business is subject to inherent risk, including risk relating to natural disasters, and our insurance coverage for such risks may not be adequate or available to us. If an accident or event occurs that is not fully insured, it could materially affect our business.” Significant mine accidents could occur, potentially resulting in a mine shutdown or leading to liabilities, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be unable to obtain, maintain or renew permits necessary for our operations, which could impair our ability to conduct our operations and limit our ability to make distributions to unitholders.
Our facility and operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters in connection with mining trona ore and producing soda ash. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are subject to discretionary interpretations by our regulators, all of which may make compliance difficult or impractical and may impair our existing operations or the development of future facilities. The public, including non-governmental organizations, environmental groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulations and otherwise engage in the permitting process, including bringing citizen's lawsuits to challenge the issuance or renewal of permits, the validity of environmental impact statements or the performance of mining activities. If permits are not issued or renewed in a timely fashion or at all or are conditioned in a manner that restricts our ability to conduct our operations economically, our cash flows may decline, which could limit our ability to distribute cash to unitholders.

Equipment upgrades, equipment failures and deterioration of assets may lead to production curtailments, shutdowns or additional expenditures.
Our operations depend upon critical equipment that require scheduled upgrades and maintenance and may suffer unanticipated breakdowns or failures. As a result, our mining operations and processing may be interrupted or curtailed, which could have a material adverse effect on our results of operations.
As our mine ages and we deplete our trona reserves, in order to maintain current production rates over the next five to ten years, we expect to need to use smaller mining equipment or two seam mining technique, which will increase our mining costs. In addition, our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves.
In addition, assets critical to our trona ore mining and soda ash production operations may deteriorate due to wear and tear or otherwise sooner than we currently estimate. Such deterioration may result in additional maintenance spending and additional capital expenditures. If these assets do not generate the amount of future cash flows that we expect, and we are not able to procure replacement assets in an economically feasible manner, our future results of operations may be materially and adversely affected.
If any of the equipment on which we depend were severely damaged or were destroyed by fire, abnormal wear and tear, flooding, or otherwise, we may be unable to replace or repair it in a timely manner or at a reasonable cost, which would impact our ability to produce and ship soda ash, which would have a material adverse effect our results of operations, financial condition and our ability to distribute cash to our unitholders.
We may record impairment charges on our assets, including our reserves, that would adversely impact our results of operations and financial condition.
We are required to perform impairment tests on our assets, including our trona reserves, whenever events or changes in circumstances modify the estimated useful life of or estimated future cash flows from an asset that would indicate that the carrying amount of such asset may not be recoverable or whenever management's plans change with respect to such asset. An impairment in one period may not be reversed in a later period even if prices increase. If we are required to recognize impairment charges in the future, our results of operations and financial condition may be materially and adversely affected.
A shortage of skilled workers could reduce our labor productivity and increase our costs, which could negatively affect our business.
Our mining and processing operations require personnel with specialized skills and experience. Our ability to be productive and profitable will depend upon our ability to employ and retain skilled workers. If we experience shortages of skilled workers in the future, our labor costs and overall productivity could be materially and adversely affected. If our labor costs increase or if we experience materially increased health and benefits costs, our results of operations could be materially and adversely affected.
Severe weather conditions could have a material adverse impact on our business.
Our business could be materially adversely affected by severe weather conditions. Severe weather conditions may affect our mining and processing operations by resulting in weather-related damage to our facility and equipment or impact our ability to transport soda ash from our facility. In addition, severe weather conditions could hinder our operations by causing us to halt or delay our operations, which could have a material adverse effect on our results of operations and financial condition.
Our business is subject to inherent risk, including risk relating to natural disasters, and our insurance coverage for such risks may not be adequate or available to us. If an accident or event occurs that is not fully insured it could materially affect our business.
We are covered by insurance policies maintained by our sponsor. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. For some risks, we do not obtain insurance or are covered by our sponsor's policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and certain types of insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our or its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, we cannot insure against certain environmental and pollution risks. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our insurance coverage may not be adequate to cover us against losses we incur, and coverage under these policies may be depleted or may not be available to us to the extent that we otherwise exhaust its coverage limits. Our results of operations, and therefore our ability to distribute cash to unitholders, could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds or the failure by insurers to make payments.

We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers' compensation liabilities, such claims could harm our future operating results. If we are required to pay for these fines, costs and liabilities, our financial condition, results of operations, and therefore our ability to distribute cash to unitholders, could be adversely affected.
We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.
The nature of our operations exposes us to possible litigation claims, including disputes with customers and providers of shipping services. Some of the lawsuits may seek fines or penalties and damages in large amounts, or seek to restrict our business activities. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages to us. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our results of operations.
Expansion or improvement of our existing facilities may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
One of the ways we may grow our business is through the expansion or improvement of our existing facility. The construction of additions or modifications to our existing facility involve numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control. Such expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.
We may not achieve the acquisition component of our growth strategy.
Acquisitions are an important component of our current growth strategy. We can offer no assurance that we will be able to identify any acquisition opportunities, that we will be able to grow our business through acquisitions, or that any assets or business we acquire will perform in accordance with our expectations or that our assessment concerning the value, strengths and weaknesses of assets or business acquired will prove to be correct. We have not made any acquisitions in the past, and there are currently a limited number of producers in North America with businesses similar to ours. In connection with future acquisitions, if any, we may incur debt and contingent liabilities, increased interest expense and amortization expense and significant charges relative to integration costs. In addition, our financial condition and results of operations will be adversely affected if we overpay for acquisitions.
Acquisitions involve a number of special risks, including:

•	unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business or assets;

•	potential adverse short-term effects on operating results through increased costs or otherwise;

•	diversion of management's attention and failure to recruit new, and retain existing, key personnel of the acquired business or assets;

•	failure to implement infrastructure, logistics and systems integration successfully; and

•
the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

We conduct our operations through a joint venture, which subjects us to additional risks that could have a material adverse effect on our financial condition and results of operations.
OCI Wyoming is a joint venture with an affiliate of NRP. We may also enter into other joint venture arrangements with third parties in the future. NRP has, and these third parties may have, obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third party obligations, including the ability of our joint venture partner in OCI Wyoming, to satisfy their respective obligations, is outside our control. If these parties do not satisfy their obligations under the arrangement, our business may be adversely affected.
Our joint venture arrangement may involve risks not otherwise present without such partner, including, for example:

•	our joint venture partner shares certain blocking rights over transactions between OCI Wyoming and its affiliates, including us;

•	our joint venture partner may take actions contrary to our instructions or requests or contrary to our policies or objectives;

•	although we control OCI Wyoming, we owe contractual duties to OCI Wyoming and its other owners, which may conflict with our interests and the interests of our unitholders; and

•	disputes between us and our joint venture partner may result in delays, litigation or operational impasses.
The risks described above or any failure to continue our joint venture or to resolve disagreements with our joint venture partner could adversely affect our ability to transact the business that is the subject of such joint venture, which would, in turn, negatively affect our financial condition, results of operations and ability to distribute cash to our unitholders.
Restrictions in the Revolving Credit Facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
On July 18, 2013, we entered into the Revolving Credit Facility. The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability (and the ability of our subsidiaries, including OCI Wyoming) to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with our affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Revolving Credit Facility also contains a covenant requiring us to maintain a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.00 to 1.00. Our ability to meet that financial ratio and test can be affected by events beyond our control, and we cannot assure you that we will meet that ratio and test.
In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (1) failure to make payments required under the Revolving Credit Facility, (2) events of default resulting from our failure to comply with covenants and financial ratios in the Revolving Credit Facility, (3) the institution of insolvency or similar proceedings against us, (4) the occurrence of a default under any other material indebtedness we (or any of our subsidiaries) may have, including the OCI Wyoming Credit Facility, and (5) the occurrence of a change of control. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests in OCI Wyoming held by us.
Under the Revolving Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of, OCI Holdings or OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.
The provisions of the Revolving Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Revolving Credit Facility could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the Revolving Credit Facility, terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, the lenders could foreclose on our assets, including without limitation our ownership interests in OCI Wyoming, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources—Debt—Revolving Credit Facility."

Our level of indebtedness may increase, reducing our financial flexibility.
In the future, we may incur significant indebtedness in order to make future acquisitions or to develop or expand our facilities and mining capabilities. Our level of indebtedness could affect our operations in several ways, including:

•	a significant portion of our cash flows could be used to service our indebtedness;

•	a high level of debt would increase our vulnerability to general adverse economic and industry conditions;

•	the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;

•
a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged, and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;

•	our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and our industry; and

•
a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, distributions or for general corporate or other purposes.

A high level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. We may not be able to generate sufficient cash flows to pay the interest on our debt, and future working capital, borrowings or equity financing may not be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our units or a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.
Our general partner is a guarantor under, and its equity interests and assets (other than its general partner interests in us) are pledged as collateral for, OCI Chemical's $25 million senior secured credit facility; in the event OCI Chemical is unable to meet its obligations under that facility, or is declared bankrupt, OCI Chemical's lenders may gain control of our general partner or, in the case of bankruptcy, our partnership may be dissolved.
On July 18, 2013, OCI Chemical entered into a senior secured credit facility, which we refer to as the OCI Chemical Credit Facility. Our general partner is a guarantor under the OCI Chemical Credit Facility, and all of our general partner's assets (other than its general partner interest in us) and OCI Chemical's ownership interest in our general partner are subject to a lien under the OCI Chemical Credit Facility. In the event OCI Chemical is unable to satisfy its obligations under the OCI Chemical Credit Facility and the lenders foreclose on their collateral, the lenders will own our general partner, and effectively all of its assets, which include the general partner interest in us and our incentive distribution rights. In such event, the lenders would own the entity that controls our management and operation. Moreover, in the event OCI Chemical becomes insolvent or is declared bankrupt, our general partner also may be deemed insolvent or declared bankrupt. Under the terms of our partnership agreement, the bankruptcy or insolvency of our general partner may cause a dissolution of our partnership.
Restrictions in the OCI Chemical Credit Facility could limit our operations and our ability to distribute cash to our unitholders.
We and OCI Wyoming are indirectly affected by certain prohibitions and limitations contained in the OCI Chemical Credit Facility. Specifically, OCI Chemical has agreed (subject to certain exceptions in addition to those described below) that it will not, and will not permit any of its subsidiaries, including OCI Wyoming and us, to:

•
make distributions on or redeem or repurchase equity interests, other than distributions to our and OCI Wyoming's unitholders to the extent no default is in effect at such time and that the required financial ratio tests are met prior to and after giving effect to such distribution;

•	incur or guarantee additional debt, other than debt incurred under the Revolving Credit Facility or the OCI Wyoming Credit Facility, among certain other types of permitted debt;

•
make certain investments and acquisitions, other than investments in each of OCI Wyoming and us in an amount not to exceed $2 million per calendar year, respectively, and other exceptions set forth therein;

•	incur certain liens or permit them to exist, other than, with respect to our and OCI Wyoming's liens, an aggregate amount outstanding at any time equal to $200,000 and $1 million, respectively;

•	enter into certain types of transaction with affiliates, other than transactions between OCI Wyoming and us;

•	merge or consolidate with another company; or

•	transfer, sell or otherwise dispose of assets, other than our and OCI Wyoming's dispositions of assets with a net book value not to exceed $500,000 and $2.5 million, respectively, in any given year.
The OCI Chemical Credit Facility also contains covenants requiring OCI Chemical to maintain certain financial ratios. For example, OCI Chemical is subject to a consolidated fixed charge coverage ratio (as defined in the OCI Chemical Credit Facility) of not less than 1.25 to 1.00 and a consolidated leverage ratio (as defined in the OCI Chemical Credit Facility) of not greater than 3.00 to 1.00. OCI Chemical's ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that OCI Chemical will meet those ratios and tests.
Due to its ownership and control of our general partner, OCI Chemical has the ability to prevent OCI Wyoming and us from taking actions that would cause OCI Chemical to violate any covenants in, or otherwise to be in default under, the OCI Chemical Credit Facility. In deciding whether to prevent OCI Wyoming or us from taking any such action, OCI Chemical will have no fiduciary duty to us or our unitholders. Moreover, if we or OCI Wyoming desire to take any action, to the extent such action would not be permitted under the OCI Chemical Credit Facility, OCI Chemical would be required to seek the consent of the lenders under the OCI Chemical Credit Facility. OCI Chemical's compliance with the covenants in the OCI Chemical Credit Facility may restrict our and OCI Wyoming's ability to undertake certain actions that might otherwise be considered beneficial to us, including borrowing under the Revolving Credit Facility or the OCI Wyoming Credit Facility to finance operations or expansions or to distribute cash to our and their respective unitholders.
Under the OCI Chemical Credit Facility, a change of control is triggered if Enterprises and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of, OCI Chemical, OCI Holdings or OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.
Any debt instruments that OCI Chemical or any of its affiliates enter into in the future, including any amendments to the OCI Chemical Credit Facility, may include additional or more restrictive limitations that may impact our ability to conduct our business. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.
We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
Our operations are subject to stringent and complex federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include:

•	the federal Clean Air Act and analogous state laws that impose obligations related to air emissions;

•
the federal Comprehensive Environmental Response, Compensation and Liability Act, known as CERCLA or the Superfund law, and analogous state laws that regulate the cleanup of hazardous substances that may be or have been released at properties currently or previously owned or operated by us or at locations to which our wastes are or have been transported for disposal;

•
the federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws that regulate discharges from our facilities into state and federal waters, including wetlands and the Green River;

•	the federal Resource Conservation and Recovery Act, or RCRA, and analogous state laws that impose requirements for the storage, treatment and disposal of solid and hazardous waste from our facilities;

•	the Endangered Species Act, or ESA; and

•	the Toxic Substances Control Act, or TSCA, and analogous state laws that impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facility.
These laws and regulations may impose numerous obligations that are applicable to our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our facility, and the imposition of substantial liabilities and remedial obligations for pollution resulting from our operations. Numerous governmental authorities, such as the U.S. Environmental Protection Agency, or the EPA, and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly corrective actions. Failure to comply with these laws, regulations and permits may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. In addition, we may experience a delay in obtaining or be unable to obtain required permits or regulatory authorizations, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenue. In addition, future changes in environmental or other laws may result in additional compliance expenditures that have not been pre-funded and which could adversely affect our business and results of operations and our ability to make cash distributions to our unitholders.
There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties on which we operate, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. For example, an accidental release from our facility could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Under the terms of the omnibus agreement, our sponsor will indemnify us for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets contributed to us and occurring before the closing date of our IPO. OCI Company Ltd. has not agreed to indemnify us for these or any other losses. The maximum liability of our sponsor for these indemnification obligations will not exceed $10 million, which may not be sufficient to fully compensate us for such claims, losses and expenses. Moreover, our assets constitute substantially all of our sponsor's assets, and our sponsor has not agreed to maintain any cash reserve to fund any indemnification obligations under the omnibus agreement. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. We may not be able to recover all or any of these costs from insurance. Please read Item 1, "Business—Environmental Matters" and Item 13, "Certain Relationships and Related Party Transactions, and Director Independence—Omnibus Agreement" for more information.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the soda ash we produce.
Many nations have agreed to limit emissions of "greenhouse gases," or GHGs, pursuant to the United Nations Framework Convention on Climate Change, also known as the "Kyoto Protocol." Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of coal, oil, natural gas and refined petroleum products, are GHGs regulated by the Kyoto Protocol. The United States signed, but did not ratify, the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol at this time, several states or geographic regions have adopted legislation and regulations to reduce emissions of GHGs. The EPA has adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles, and the other of which regulates emissions of GHGs from large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010, and it became effective in January 2011. The EPA adopted the stationary source rule, also known as the "Tailoring Rule," in May 2010, and it became effective in January 2011. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including soda ash manufacturers, beginning in 2011 for emissions occurring in 2010. In addition, the EPA has continued to adopt GHG regulations of other industries, such as the March 2012 proposed GHG rule restricting future development of coal-fired power plants. As a result of this continued regulatory focus, future GHG regulations of the soda ash industry remain a possibility.
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG "cap and trade" programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce GHG emissions. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. These programs work by reducing the number of allowances available for purchase each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Restrictions on GHG emissions that may be imposed in various states could adversely affect the soda ash industry.
In addition, there has been public discussion that climate change may be associated with extreme weather conditions, such as more intense hurricanes, thunderstorms, tornados and snow or ice storms, as well as rising sea levels. Another possible consequence of climate change is increased volatility in seasonal temperatures. Some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. Extreme weather conditions can interfere with our production and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.

We are subject to strict laws and regulations regarding employee and process safety, and failure to comply with these laws and regulations could have a material adverse effect on our results of operations, financial condition and ability to distribute cash to unitholders.
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Administration, or OSHA, the Mine Safety and Health Administration, or MSHA, and comparable state statutes, the purposes of which are to protect the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA and MSHA requirements and related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions if we are subjected to significant penalties, fines or compliance costs.
The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
The amount of cash we have available for distribution depends primarily upon our cash flow, including cash flow from reserves and working capital or other borrowings, and not solely on profitability, which will be affected by non-cash items. As a result, we may pay cash distributions during periods when we record net losses for financial accounting purposes and may not pay cash distributions during periods when we record net income.
Failure to maintain effective quality control systems at our mining, processing and production facilities could have a material adverse effect on our business and operations.
The performance and quality of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that our sponsor's employees that operate our assets adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition and results of operations.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the Wyoming Department of Environmental Quality (“WDEQ”) allows us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2013, the amount of our self-bond agreement with the WDEQ was $27.1 million. The Land Quality Division of the WDEQ periodically re-evaluates the amount of the bond, so the current amount is subject to increase.
Our inability to secure financial assurances satisfactory to WDEQ could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:

•	the State of Wyoming’s future decision to require mining operations to maintain surety bonds instead of self-bonds;

•	continued increases in the amount of our self-bond;

•	the lack of availability, high expense, or unreasonable terms of financial assurances;

•	the ability of future financial assurance counterparties to require collateral; and

•	the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

Our inability to acquire, maintain, or renew necessary financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition, and results of operations.
Federal or state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.
Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our Green River Basin facility, our soda ash sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver soda ash under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase soda ash from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mine and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, the extension of time for delivery or the termination of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.
Risks Inherent in an Investment in Us
Our sponsor indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including our sponsor, have conflicts of interest with us and our unitholders and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our unitholders.
Our sponsor indirectly owns and controls our general partner and OCI Holdings will appoint all of the directors of our general partner, who in turn will appoint all of our general partner's officers. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to our sponsor. Therefore, conflicts of interest will arise between our sponsor or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations:

•
neither our partnership agreement nor any other agreement requires our sponsor to pursue a business strategy that favors us, and the directors and officers of our sponsor have a fiduciary duty to make these decisions in the best interests of our sponsor, which may be contrary to our interests. Our sponsor may choose to shift the focus of its investment and growth to areas not served by our assets;

•
our general partner is allowed to take into account the interests of parties other than us, such as our sponsor, in exercising certain rights under our partnership agreement, which may effectively limit its duty to our unitholders;

•
many of the officers and two of the directors of our general partner are also officers and/or directors of our sponsor and will owe fiduciary duties to our sponsor. The officers of our general partner that are also officers of our sponsor will devote significant time to the business of our sponsor and will be compensated by our sponsor accordingly;

•
our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner's liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our largest customer is ANSAC, of which our affiliate, OCI Chemical, is one of three members, and the officers of our general partner periodically serve as chairman of ANSAC;

•	our sponsor and its affiliates are not limited in its ability to compete with us and may compete directly with us for acquisition opportunities;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that we distribute to our unitholders;

•
our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. Our partnership agreement does not set a limit on the amount of maintenance capital expenditures that our general partner may determine to be necessary or appropriate. Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures" for a discussion regarding when a capital expenditure constitutes a maintenance capital expenditure or an expansion capital expenditure. This determination can affect the amount of cash that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert. Please read Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities—Subordinated Units," for more information;

•
our general partner may cause us to borrow funds to pay cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•
our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the incentive distribution rights;

•	our general partner determines which costs incurred by it and its affiliates are reimbursable by us;

•
our partnership agreement does not restrict our general partner from causing us to pay our general partner or its affiliates for any services rendered to us or from entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase our common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations that it and its affiliates owe to us, including our sponsor's obligations under the omnibus agreement and its commercial agreement with us;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	our general partner may transfer its incentive distribution rights without unitholder approval; and

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner's incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. Any such election may result in lower distributions to the common unitholders in certain situations.

We expect that we will distribute substantially all of our available cash, which could limit our ability to grow and make acquisitions.
We expect that we will distribute substantially all of our available cash to our unitholders and may rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund any acquisitions and expansion capital expenditures. If we are unable to finance growth externally, our cash distribution policy will impair our ability to grow.
In addition, because we intend to distribute substantially all of our available cash, we may not grow as quickly as businesses that reinvest their cash to expand ongoing operations. Moreover, our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or the Revolving Credit Facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy will increase our interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.
Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay the minimum quarterly distribution (as defined in our partnership agreement) or any distribution on the units in any quarter.
Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay the minimum quarterly distribution or any distribution on the units in any quarter. Our partnership agreement generally may not be amended during the subordination period without the approval of our public common unitholders (excluding common units held by our general partner and its affiliates) other than in certain circumstances where no unitholder approval is required. However, our partnership agreement can be amended with the consent of our general partner and the approval of a majority of the outstanding common units (including common units held by affiliates of our general partner) after the subordination period has ended.
Our partnership agreement replaces our general partner's fiduciary duties to holders of our common units with contractual standards governing its duties.
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by Delaware law regarding fiduciary duty and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its limited call right;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels;

•	whether to transfer the incentive distribution rights or any units it owns to a third party; and

•	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to the partnership agreement.
By purchasing a common unit, a unitholder is treated as having consented to the provisions in the partnership agreement, including the provisions discussed above.
Our partnership agreement restricts the remedies available to holders of our units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under Delaware law regarding fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•
whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of our partnership, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner will not have any liability to us or our unitholders for a decision made in its capacity as a general partner so long as such decisions are made in good faith;

•
our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and

•
our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

•	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

•	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

•	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

•
determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, any determination by our general partner or the conflicts committee must be made in good faith. If an affiliate transaction or the resolution of a conflict of interest is not approved by our common unitholders or the conflicts committee and the board of directors of our general partner determines that the resolution or course of action taken with respect to such affiliate transaction or conflict of interest satisfies either of the standards set forth in the third and fourth bullets above, then it will be presumed that, in making its decision, the board of directors acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Our sponsor and other affiliates of our general partner are not restricted in their ability to compete with us.
Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including our sponsor and its other subsidiaries, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Our sponsor may make investments in and purchases of entities that acquire, own and operate other soda ash producing assets. Our sponsor will be under no obligation to make any acquisition opportunities available to us. Moreover, while our sponsor may offer us the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we might make with respect to such opportunity.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and our sponsor. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
Our general partner, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the minimum quarterly distribution (as defined in our partnership agreement) and target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee of our general partner or the holders of our common units. This election could result in lower distributions to holders of our common units in certain situations.
The holder or holders of a majority of the incentive distribution rights, which is initially our general partner, have the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following such a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the "reset minimum quarterly distribution"), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights will have the same rights as our general partner with respect to resetting target distributions.
In the event of a reset of our minimum quarterly distribution and target distribution levels, our general partner will be entitled to receive, in the aggregate, a number of common units equal to that number of common units that would have entitled the holder of such units to an aggregate quarterly cash distribution in the two-quarter period prior to the reset election equal to the distribution to our general partner on the incentive distribution rights in the quarter prior to the reset election prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain its general partner interest in us that existed immediately prior to the reset election (currently 2.0%). We anticipate that our general partner would exercise this reset right to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. However, our general partner or a transferee could also exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on target distribution levels that are less certain in the then-current business environment. This risk could increase if our incentive distribution rights have been transferred to a third-party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they otherwise would have received had we not issued new common units to our general partner in connection with resetting the target distribution levels.
Holders of our common units have limited voting rights and are not entitled to appoint our general partner or its directors, which could reduce the price at which our common units will trade.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management's decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to appoint our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by OCI Holdings as a result of its ownership in our general partner and not by our unitholders. As a result of these limitations, the secondary market price at which the common units will trade could decline because of the absence or reduction of a takeover premium in the trading price. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to appoint directors or to conduct other matters routinely conducted at annual meetings of stockholders of corporations. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders' ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 662/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 10, 2014, OCI Holdings owned 4,775,500 common units and 9,775,500 subordinated units, which together constitute an aggregate of 74.4% of the common units and subordinated units in us. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of our sponsor to transfer its ownership interest in our general partner to a third party. In such a situation, the new members of our general partner would be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a "change of control" without the vote or consent of our unitholders.
The incentive distribution rights held by our general partner, or indirectly held by our sponsor, may be transferred to a third party without unitholder consent.
Our general partner or our sponsor may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If our sponsor transfers the incentive distribution rights to a third party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if our sponsor had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our sponsor could reduce the likelihood of our sponsor accepting offers made by us to purchase assets owned by it, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 10, 2014, OCI Holdings owned an aggregate of 48.9% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), OCI Holdings will own 74.4% of our common units.
We may issue additional units, including units ranking senior to common units, without unitholder approval, which would dilute existing unitholder ownership interests.
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. Any additional partnership interests that we issue may be senior to the common units in right of distribution, liquidation and voting. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders' proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

•
because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•
because the amount payable to holders of incentive distribution rights is based on a percentage of the total cash available for distribution, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding unit may be diminished;

•	the market price of the common units may decline;

•	the amounts available for distributions to our common unitholders may be reduced or eliminated; and

•	the claims of the common unitholders to our assets in the event of our liquidations may be subordinated.
Our general partner intends to limit its liability regarding our obligations.
Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets, and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement permits our general partner to limit its liability, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Our partnership agreement restricts unitholders' voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.
Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our earnings and therefore our ability to distribute cash to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our earnings and therefore our ability to distribute cash to our unitholders.
Your liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business primarily in Wyoming and Georgia. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state's partnership statute; or

•
your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute "control" of our business.

Unitholders may have liability to repay distributions and in certain circumstances may be personally liable for the obligations of the partnership.
Under certain circumstances, unitholders may have to repay amounts wrongfully returned or distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that, for a period of three years from the date of the impermissible distribution, limited partners who received a distribution and who knew at the time of such distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable both for the obligations of the transferor to make contributions to the partnership that were known to the transferee at the time of transfer and for those obligations that were unknown if the liabilities could have been determined from the partnership agreement. Liabilities to partners on account of their partnership interests and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.
We are classified as an emerging growth company. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor's report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation. We have chosen to "opt out" of the extended transition period for complying with new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common units less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we have taken advantage and may in the future take advantage of certain temporary exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies," including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common units less attractive if we continue to rely on this exemption. If some investors find our common units less attractive as a result, there may be a less active trading market for our common units, and the secondary market price of our common units may be more volatile.
The New York Stock Exchange does not require a publicly-traded partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE under the symbol “OCIR.” Because we are a publicly-traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.
We incur increased costs as a result of being a publicly-traded partnership.
We have a limited history operating as a publicly-traded partnership. As a publicly-traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to becoming public. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and the NYSE, require publicly-traded entities to adopt various corporate governance practices that further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly-traded partnership. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a public company.
The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public markets, including sales by our existing unitholders.
Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units, subordinated units or other limited partner interests proposed to be sold by our general partner or any of its affiliates or their assignees if an exemption from the registration requirements of the Securities Act is not otherwise available. These registration rights continue for two years following any withdrawal or removal of our general partner. The sale or disposition of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.
Our unitholders who fail to furnish certain information requested by our general partner or who our general partner, upon receipt of such information, determines are not eligible citizens are not entitled to receive distributions or allocations of income or loss on their common units and their common units will be subject to redemption.
Our general partner may require each limited partner to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible citizen, the limited partner may be treated as a non-citizen assignee. A non-citizen assignee does not have the right to direct the voting of his units and may not receive distributions in kind upon our liquidation. Furthermore, we have the right to redeem all of the common units and subordinated units of any holder that is not an eligible citizen or fails to furnish the requested information. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
We are dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity risks and data leakage risks.
We are dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber-attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested in the protection of our data and information technology to reduce these risks and periodically test the security of our information systems network, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the IRS were to treat us as a corporation for U.S. federal income tax purposes or we were to become subject to material additional amounts of entity-level taxation for state tax purposes, then our ability to distribute cash to our unitholders could be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are organized as a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe, based upon our current operations, that we will be so treated the IRS could disagree with positions we take, or a change in our business (or a change in current law) could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, which would be taxable as dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes, and no income, gains, losses, deductions or credits recognized by us would flow through to our unitholders. Because tax would be imposed upon us as a corporation, our after tax earnings, and therefore our ability to distribute cash to our unitholders, would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Any such changes could negatively impact the value of an investment in our common units.
Unitholders are required to pay taxes on their respective shares of our income even if they do not receive any cash distributions from us.
Because our unitholders are treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, unitholders are required to pay U.S. federal income taxes and, in some cases, state and local income taxes on their respective shares of our taxable income whether or not they receive cash distributions from us. Unitholders may not receive cash distributions from us equal to their respective shares of our taxable income or even equal to the actual tax liability that results from that income.
The sale or exchange of 50% or more of our or OCI Wyoming's capital and profits interests during any twelve-month period will result in the termination of our partnership or OCI Wyoming for U.S. federal income tax purposes.
We will be considered to have terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Therefore, a transfer by our sponsor of all or a portion of its interests in us could result in a termination of us as a partnership for U.S. federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being included in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs. Similarly, any actual or deemed transfers of 50% or more of the capital of OCI Wyoming in a twelve-month period will cause a termination of OCI Wyoming, resulting in the same deferral of depreciation deductions discussed above with respect to our termination.

Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and our unitholders tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income result in a decrease in their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation, depletion or certain other expense deductions and certain other items. In addition, because the amount realized includes a unitholder's share of our liabilities, if they sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or "IRAs", and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective U.S. federal tax rates, and non-U.S. persons will be required to file federal tax returns and pay tax on their shares of our taxable income. Prospective unitholders who are tax-exempt entities or non-U.S. persons should consult their tax advisor before investing in our common units.
If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our earnings and therefore our ability to distribute cash to our unitholders.
The IRS may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. Our costs of any contest by the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our earnings and therefore our ability to distribute cash.
We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units, we will adopt depreciation, depletion and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder's tax returns.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations, and although the U.S. Treasury Department issued proposed Treasury Regulations allowing a similar monthly simplifying convention, such regulations are not final and do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a "short seller" to cover a short sale of common units) may be considered as having disposed of those common units. If so, he or she would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, he or she may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.
We will adopt certain valuation methodologies and monthly conventions for U.S. federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.
When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.
A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders' sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders' tax returns without the benefit of additional deductions.
Our unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our common units.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is a unitholder's responsibility to file all U.S. federal, foreign, state and local tax returns.
ITEM 1B. Unresolved Staff Comments
       None.
ITEM 2. Properties
In addition to the information provided below, information regarding our properties is included in Item 1. "Business — Our Operations,” “Leases and Licenses” and "Trona Reserves” and is incorporated by reference in this Item.
Our Green River Basin facility is situated on approximately 880 acres in the Green River Basin of Wyoming. We own the surface land and its improvements in fee, which we acquired pursuant to a quitclaim deed in 1991. See Item 1A, "Risk Factors—Risks Inherent in Our Business and Industry—Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs" for more information. We have operated our facility since 1996, prior to which Rhône-Poulenc was the operator. In addition, we have approximately 23,500 acres of subsurface leased/licensed mining areas. Four ponds on the property of our Green River Basin facility enable us to store the by-products from our refining process. We draw the water necessary for our refining processes from the nearby Green River. Our mining assets consist of two mining beds with five active mining faces at any one given time. The mine is served by three separate mine shafts.
Our general partner leases 21,688 square feet of office space for its headquarters in Atlanta, Georgia.

We believe that our facilities are adequate for our current and anticipated needs.

Item 3. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. We are not aware of any claims or legal proceedings material to us. However, we cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance.

Item 4. Mine Safety Disclosures
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the New York Stock Exchange ("NYSE") under the symbol "OCIR" on September 13, 2013. Prior to that time, there was no public market for our securities. As of December 31, 2013, OCI Holdings owned 4,775,500 common units and 9,775,500 subordinated units, which together constitute a 72.9% ownership interest in us. We issued 5,000,000 common units to the public in connection with our IPO. There are two record holders of our outstanding common units as of January 30, 2014.
The following table sets forth the range of the high and low closing prices of our common units and cash distributions declared per unit for the period from September 13, 2013, the date our common units began trading, through December 31, 2013.

	Sales Price per Common Units		Quarterly Cash Distribution Declared per Unit (1)	Distribution Date	Record Date
	High	Low
Quarter Ended
December 31, 2013	$22.33	$18.35	$0.5000	2/14/2014	1/30/2014
September 30, 2013 (2)	$18.39	$18.00	$0.0707	2/14/2014	1/30/2014

(1) There were no distributions paid to unitholders during the period from September 13, 2013, the date our common units began trading, through December 31, 2013. Distribution information is for distributions declared with respect to that quarter.  For each quarter beginning with the fourth quarter 2013, the declared distributions will be paid within 45 days after the end of such quarter.

(2) Sales price per common unit from September 13, 2013, the commencement date of trading. Cash distribution declared per unit of $0.5000 per quarter was prorated for the 13 days of operation from September 18, 2013, the closing date of our IPO, to September 30, 2013.

Distributions of Available Cash from Operating Surplus and Capital Surplus
General
Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending December 31, 2013, we distribute our available cash to unitholders of record on the applicable record date. The distribution for the quarter ended December 31, 2013 was adjusted for the number of days beginning with the completion of the IPO.
Definition of Available Cash
Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

less, the amount of cash reserves established by our general partner to:

•	provide for the proper conduct of our business (including reserves for our future capital expenditures and for anticipated future credit needs subsequent to that quarter);

•	comply with applicable law, any of our debt instruments or other agreements; or

•
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter, resulting from working capital borrowings made subsequent to the end of such quarter.

The purpose and effect of the last bullet point above is to allow our general partner, if it so decides, to use cash received by us after the end of the quarter but on or before the date of determination of available cash for the quarter, including cash on hand from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter, to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners, and with the intent of the borrower to repay such borrowings within 12 months with funds other than from additional working capital borrowings.
Any distributions we make will be characterized as made from "operating surplus" or "capital surplus." Distributions of available cash from operating surplus are made differently than distributions of available cash that we would make from capital surplus. Operating surplus distributions will be made to first our unitholders. If our quarterly distributions exceed the first target distribution level described below, then operating surplus distributions will also be made to the holder of our incentive distribution rights ("IDRs"). We do not anticipate that we will make any distributions from capital surplus. If we do make any capital surplus distribution, however, we will distribute such amount pro rata to all unitholders. The holder of the IDRs would generally not participate in any capital surplus distributions with respect to those rights.
In determining operating surplus and capital surplus, we will only take into account our proportionate share of our interest in our consolidated subsidiaries, so long as they are not wholly owned, as well as our proportionate share of entities accounted for under the equity method.
Operating Surplus
We define operating surplus as:
•$20.0 million; plus
•all of our cash receipts, including amounts received by us from Enterprises under the omnibus agreement to the extent such amounts offset operating expenditures or lost revenue, and excluding cash from interim capital transactions (as defined below) and, under certain circumstances, the termination of hedge contracts; plus
•working capital borrowings, if any, made after the end of a period but on or before the date of determination of operating surplus for the period; plus
•cash distributions paid in respect of equity issued (including incremental distributions on IDRs), to finance all or a portion of replacement, improvement or expansion capital expenditures in respect of the period from such financing until the earlier to occur of (1) the date the related capital improvement commences commercial service and (2) the date that it is abandoned or disposed of; plus
•cash distributions paid in respect of debt or equity issued (including incremental distributions on IDRs) to pay the construction period interest on debt incurred, or to pay construction period distributions on equity issued, to finance the expansion capital expenditures referred to above, in each case, in respect of the period from such financing until the earlier to occur of (1) the date the capital asset is placed in service and (2) the date that it is abandoned or disposed of; less
•all of our operating expenditures (as defined below); less
•the amount of cash reserves or our proportionate share of cash reserves in the case of subsidiaries that are not wholly owned established by our general partner to provide funds for future operating expenditures; less
•all working capital borrowings not repaid within twelve months after having been incurred, or repaid within such twelve-month period with the proceeds of additional working capital borrowings; less
•any cash loss realized on disposition of an investment capital expenditure.
We will include in operating surplus, when collected, cash receipts equal to our proportionate share of accounts receivable that are retained by Enterprises.
As described above, operating surplus does not reflect actual cash on hand that is available for distribution to our unitholders and is not limited to cash generated by our operations. For example, it includes a basket of $20.0 million that will enable us, if we choose, to distribute as operating surplus cash we receive in the future from non-operating sources such as asset sales, issuances of securities and long-term borrowings that would otherwise be distributed as capital surplus. In addition, by including, as described above, certain cash distributions on equity interests in operating surplus, we will increase operating surplus by the amount of any such cash distributions. As a result, we may also distribute as operating surplus up to the amount of any such cash that we receive from non-operating sources.
The proceeds of working capital borrowings increase operating surplus, and repayments of working capital borrowings are generally operating expenditures, as described below. Therefore, we will reduce operating surplus when we repay working capital borrowings. However, if we do not repay a working capital borrowing during the twelve-month period following such borrowing, it will be deemed to be repaid at the end of such period, thereby decreasing operating surplus at such time. When such working capital borrowing is, in fact, repaid, it will be excluded from operating expenditures because operating surplus will have been previously reduced by the deemed repayment.
We define operating expenditures in our partnership agreement, which generally means all of our cash expenditures, including:
•taxes,
•reimbursement of expenses to our general partner or its affiliates,
•payments made in the ordinary course of business under interest rate hedge agreements or commodity hedge agreements (provided that (1) with respect to amounts paid in connection with the initial purchase of an interest rate hedge contract or a commodity hedge contract, we will amortize such amounts over the life of the applicable interest rate hedge contract or commodity hedge contract, and (2) we will include in operating expenditures payments made in connection with the termination of any interest rate hedge contract or commodity hedge contract prior to the expiration of its stipulated settlement or termination date of such contracts in equal quarterly installments over the remaining scheduled life of such contract),
•compensation of officers and directors of our general partner,
•repayment of working capital borrowings,
•debt service payments, and
•payments made in the ordinary course of business under any hedge contracts.
However, operating expenditures will not include:
•repayment of working capital borrowings deducted from operating surplus pursuant to the penultimate bullet point of the definition of operating surplus above when such repayment actually occurs;
•payments (including prepayments and prepayment penalties) of principal of and premium on indebtedness, other than working capital borrowings;
•expansion capital expenditures;
•investment capital expenditures;
•payment of transaction expenses relating to interim capital transactions;
•distributions to our partners (including distributions in respect of our IDRs); or
•repurchases of equity interests except to fund obligations under employee benefit plans.
Capital Surplus
Capital surplus is defined in our partnership agreement as any available cash distributed in excess of our operating surplus. Accordingly, we will generate capital surplus generally only by the following (which we refer to as "interim capital transactions"):
•borrowings, refinancings or refundings of indebtedness other than working capital borrowings and other than for items purchased on open account or for a deferred purchase price in the ordinary course of business;
•sales of our equity and debt securities;
•sales or other dispositions of assets, other than inventory, accounts receivable and other assets sold in the ordinary course of business or as part of normal retirement or replacement of assets; and
•capital contributions received.

Quarterly Distributions
On January 17, 2014, OCI Resources declared its first cash distribution approved by the board of directors of its general partner. The total cash distribution of $0.5707 was comprised of the quarterly distribution of $0.5000 for the fourth quarter 2013, plus the $0.0707 third quarter 2013 distribution, after prorating its quarterly distribution of $0.5000 for the 13 days of operation from September 18, 2013 to September 30, 2013. The cash distribution was paid on February 14, 2014 to unitholders of record on January 30, 2014.
We intend to make a quarterly distribution to the holders of our common and subordinated units of at least the $0.5000 per unit, or $2.00 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. Even if we do not modify or terminate our cash distribution policy, the amount of distributions and the decision to make any distribution will be made by our general partner. Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay the minimum quarterly distribution (as defined in our partnership agreement) or any distribution on the units in any quarter. However, our partnership agreement does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time.
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner (1) include its 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs and (4) assume there are no arrearages on common units.

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
Subordinated Units
General
Our partnership agreement provides that, during the subordination period (which we describe below), the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to $0.5000 per common unit, defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before we may make any distributions from operating surplus on the subordinated units. These units are deemed "subordinated" because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of this subordination provision is to increase the likelihood that, during the subordination period, there will be sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.
Determination of Subordination Period
OCI Holdings currently owns all of our subordinated units. Except as described below, the subordination period began September 18, 2013 and will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending September 30, 2016, if each of the following has occurred:

•distributions from operating surplus on each of the outstanding common units; subordinated units and the related distribution on the general partner interest equaled or exceeded the sum of the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date;
•the "adjusted operating surplus" (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common units, subordinated units and the related distribution on the general partner interest during those periods on a fully diluted weighted average basis; and
•there were, on such date, no arrearages in payment of minimum quarterly distribution on the common units.
Expiration Upon Removal of the General Partner
In addition, if the unitholders remove our general partner other than for cause:
•the subordinated units then held by any person will immediately and automatically convert into common units on a one-for-one basis, so long as (1) neither such person nor any of its affiliates voted any of its units in favor of removal and (2) such person is not an affiliate of the successor general partner;
•if all of the subordinated units convert pursuant to this provision, all cumulative common unit arrearages on the common units will be extinguished, and the subordination period will end; and
•our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.
Expiration of the Subordination Period
When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will then participate pro rata with the other common units in distributions.
Recent Sales of Unregistered Securities

Prior to the IPO, OCI Wyoming's general partner interests were owned 50.49% and 48.51% by the Predecessor and Natural Resource Partners L.P. ("NRP"), respectively, with the 1% limited partner interests in OCI Wyoming being held by Wyoming Co. The Predecessor and Wyoming Co. are commonly controlled by OCI Chemical. In connection with the IPO, the following transactions (the "Restructuring") were completed (i) the Predecessor contributed its 50.49% general partner interest in OCI Wyoming to us; and (ii) through a series of transactions between OCI Chemical, its commonly controlled subsidiaries and NRP, the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. was restructured resulting in our and NRP's general partner interest in OCI Wyoming being reduced to 40.98% and 39.37%, respectively, and Wyoming Co. and NRP owning a 10.02% and 9.63% limited partner interest in OCI Wyoming, respectively. On September 18, 2013, in anticipation of the closing of the IPO, we entered into a Contribution, Assignment and Assumption Agreement by and among us, the general partner, Wyoming Co., OCI Holdings and OCI Chemical (the “Contribution Agreement”). Pursuant to the Contribution Agreement, in connection with the closing of the IPO, (i) Wyoming Co. contributed its 10.02% limited partner interest in OCI Wyoming to us in exchange for a cash payment to Wyoming Co. of approximately $65.3 million paid from the proceeds of the IPO, (ii) we issued to OCI Holdings 4,775,500 common units (which includes the 750,000 common units issued to OCI Holdings at the expiration of the underwriters' option to purchase additional common units after the underwriters chose not to exercise the option) and 9,775,500 subordinated units representing a recapitalized 72.9% ownership interest in us, and we distributed approximately $18.0 million to OCI Holdings from the proceeds of the IPO, (iii) we issued to the general partner 399,000 general partner units, in part representing a continuation of the general partner’s 2.0% general partner interest in us and in part on behalf of OCI Holdings, and the Incentive Distribution Rights ("IDRs"), in the Partnership (as defined in the Partnership Agreement), and (iv) we redeemed the initial interests of the general partner and OCI Holdings and refunded OCI Holdings' initial contribution of $1,000.00 and any interest or other profit that may have resulted from the investment or other use of such initial capital contribution to OCI Holdings. Each of the issuances by the Partnership described in this paragraph that was not registered under the Securities Act in connection with our IPO was exempt from registration under Section 4(a)(2) of the Securities Act. Each of the subordinated units will convert into a common unit as described above in “Subordinated Units.”
Use of Proceeds from Registered Securities Offering

On September 18, 2013, we completed our IPO in which we sold 5,000,000 common units, representing a 25.1% partnership interest in us, to the public at an initial public offering price of $19.00 per common unit pursuant to a Registration Statement on Form S-1, as amended (Reg. No. 333-189838), that was declared effective by the SEC on September 12, 2013. Citigroup Global Markets Inc. and Goldman, Sachs & Co. acted as joint book-running managers for the offering. Barclays Capital Inc. and Credit Suisse Securities (USA) LLC acted as co-managers for the IPO. Gross proceeds from the offering were approximately $95.0 million, and net proceeds from the offering were approximately $83.3 million, after deducting underwriters’ discount of approximately $5.7 million and expenses, including a structuring fee, of approximately $6.0 million in the aggregate. Approximately $65.3 million of the IPO proceeds was paid to Wyoming Co. in exchange for the contribution of its 10.02% limited partner interest in OCI Wyoming to the Partnership and approximately $18.0 million was distributed to OCI Chemical, via OCI Holdings.
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
None of our common units have been reacquired since September 13, 2013. There are currently no unit repurchase programs authorized by the board of directors of our general partner.
Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters” for information relating to compensation plans under which the Partnership’s securities are authorized for issuance.

Item 6. Selected Financial Data
The following table shows selected historical financial data of our Predecessor and the Partnership for the periods and as of the dates indicated. As a result of the Restructuring, the historical results of the Predecessor have been restated to reflect the combination of the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. adjusted for certain push-down accounting effects. See the "Explanatory Note", for more information on the restructuring transactions. The selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011 and 2010 are derived from the audited consolidated financial statements of the Predecessor. The selected consolidated financial data for the year ended December 31, 2013 includes the combined results of the Predecessor through September 17, 2013 and the Partnership for the period from September 18, 2013 through December 31, 2013, all derived from the Partnership's 2013 audited financial statements. The selected financial data as of December 31, 2009 and for the year ended December 31, 2009 are derived from the unaudited consolidated financial statements of the Predecessor.

		Predecessor Historical
Statement of operations data:	For the years ended
($ in millions, except per unit data)	2013	2012	2011	2010	2009
Net sales:
Sales—Affiliates	$211.6	$236.9	$168.6	$104.6	$193.7
Sales	230.5	225.7	253.3	258.5	132.5
Total net sales	442.1	462.6	421.9	363.1	326.2
Cost of products sold:
Cost of products sold	202.4	197.7	179.3	159.4	140.3
Depreciation, depletion and amortization expense	23.9	23.7	23.4	25.4	22.3
Freight costs	122.7	110.1	105.7	109.1	90.6
Total cost of products sold	349.0	331.5	308.4	293.9	253.2
Gross profit	93.1	131.1	113.5	69.2	73.0
Operating expenses:
Selling, general and administrative expenses	0.7	0.7	0.1	—	1.4
Selling, general and administrative expenses—Affiliates	12.5	11.1	10.8	8.8	6.7
Total operating expenses	13.2	11.8	10.9	8.8	8.1
Operating income	79.9	119.3	102.6	60.4	64.9
Other income/(expenses):
Interest income	—	0.2	0.2	0.1	0.1
Interest expense	(2.9)	(1.5)	(1.5)	(2.8)	(3.5)
Other - net	0.7	(0.6)	—	(1.8)	0.1
Total other income/(expense) - net	(2.2)	(1.9)	(1.3)	(4.5)	(3.3)
Income before provision for income taxes	77.7	117.4	101.3	55.9	61.6
Provision for income taxes	7.1	16.4	14.6	6.5	8.8
Net income	$70.6	$101.0	$86.7	$49.4	$52.8
Net income attributable to non-controlling interest	44.3	65.9	58.2	36.1	38.8
Net income attributable to OCI Resources LP/Predecessor	$26.3	$35.1	$28.5	$13.3	$14.0
Less: Predecessor net income prior to initial public offering on September 18, 2013	13.3	**	**	**	**
Net income attributable to OCI Resources LP subsequent to initial public offering	$13.0	**	**	**	**
Other comprehensive loss:
Interest rate swap - net of tax	—	—	(0.5)	1.4	—
Comprehensive income	70.6	101.0	86.2	50.8	52.8
Comprehensive income attributable to non-controlling interest	44.3	65.9	57.9	36.1	38.8
Comprehensive income attributable to OCI Resources LP/Predecessor	$26.3	$35.1	$28.3	$14.7	$14.0
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	13.1	**	**	**	**
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$13.2	**	**	**	**

Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings (basic and diluted)	$0.65	**	**	**	**
Subordinated - OCI Holdings (basic and diluted)	$0.65	**	**	**	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	**	**	**	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	**	**	**	**

Cash distribution per unit	$0.5707	**	**	**	**

** Information is not applicable for the pre-IPO periods.

		Predecessor Historical
Balance sheet data (at period end):	As of December 31,
($ and unit data in millions)	2013	2012	2011	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$46.9	$22.7	$26.8	$10.8	$11.6
Accounts receivable - net	34.4	35.2	32.6	29.6	24.8
Accounts receivable - ANSAC	58.1	53.8	46.9	20.3	22.1
Due from affiliates - net	20.4	26.6	11.6	18.2	12.3
Inventory	41.7	42.1	32.1	31.2	34.3
Other current assets	1.2	0.7	1.2	0.7	1.4
Total current assets	202.7	181.1	151.2	110.8	106.5
Property, plant and equipment - net	238.0	244.5	241.6	235.9	253.1
Other non-current assets	1.3	—	0.2	0.2	—
Total assets	$442.0	$425.6	$393.0	$346.9	$359.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4.0	$4.0	$4.0	$71.3
Accounts payable	13.2	13.1	15.8	11.8	10.3
Due to affiliates	2.3	22.3	3.7	8.9	19.3
Accrued expenses	26.4	26.2	31.3	25.1	20.4
Total current liabilities	41.9	65.6	54.8	49.8	121.3
Long-term debt	155.0	48.0	52.0	56.0	20.0
Reclamation reserve	3.8	3.6	3.4	1.6	1.5
Deferred income taxes	—	36.1	36.9	35.6	36.8
Total liabilities	200.7	153.3	147.1	143.0	179.6
Commitments and Contingencies (See Note 13)
Equity:
Predecessor's net equity	—	130.0	125.5	107.1	91.5
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at December 31, 2013)	104.5	—	—	—	—
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at December 31, 2013)	36.6	—	—	—	—
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at December 31, 2013)	3.8	—	—	—	—
Accumulated other comprehensive loss—interest rate swap	(0.3)	(0.2)	(0.2)	—	(1.4)
Partners' capital attributable to OCI Resources LP/Predecessor's net equity	144.6	129.8	125.3	107.1	90.1
Non-controlling interests	96.7	142.5	120.6	96.8	89.9
Total equity	241.3	272.3	245.9	203.9	180.0
Total liabilities and partners'/predecessor's net equity	$442.0	$425.6	$393.0	$346.9	$359.6

Cash flow data (at period end):		Predecessor Historical
($ in millions)	As of December 31,
Cash provided by (used in):	2013	2012	2011	2010	2009
Operating activities	$100.3	$101.8	$90.1	$83.0	$81.6
Investing activities	(16.2)	(27.4)	(25.8)	(7.3)	(15.4)
Financing activities	(59.9)	(78.5)	(48.3)	(76.6)	(77.7)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following management's discussion and analysis of financial condition and results of operations in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this report.

Unless the context otherwise requires, references in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to ‘‘Predecessor,’’ ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ or like terms, when used in a historical context (periods prior to September 18, 2013, the completion of our IPO), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes, and, unless otherwise noted, financial information for the Predecessor is presented before the non-controlling interest. When used in the present tense or prospectively (starting September 18, 2013), such terms refer to OCI Resources LP and its subsidiary, and, unless otherwise noted, financial information for the Partnership is presented before the non-controlling interest. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the General Partner of OCI Resources LP and a wholly owned subsidiary of OCI Holdings.  References to "our sponsor," "OCI Enterprises" or "Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings.

Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this report, as well as the historical consolidated financial statements and notes thereto of OCI Holdings, the Predecessor, and the pro forma financial statements for OCI Resources. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Statements other than statements of historical facts included in this Annual Report on Form 10-K (“Report”) that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based only on our current beliefs, expectations and assumptions regarding the future of the our business, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control, including among other things, the risk factors discussed in Item 1A.  "Risk Factors” of this Report. Our actual results and financial condition may differ materially from those implied or expressed by these forward-looking statements. Consequently, you are cautioned not to place undue reliance on any forward-looking statement because no forward-looking statement can be guaranteed. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include: changes in general economic conditions, our ability to meet our expected quarterly distributions, changes in our relationships with our customers, including American Natural Soda Ash Corporation ("ANSAC"), the demand for soda ash and the opportunities for us to increase our volume sold, the development of glass and glass making product alternatives, changes in soda ash prices, operating hazards, unplanned maintenance outages at our production facilities, construction costs or capital expenditures exceeding estimated or budgeted costs or expenditures, the effects of government regulation, tax position, and other risks incidental to the mining, processing, and shipment of trona ore and soda ash, as well as those other factors discussed below and elsewhere in this Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. Please read “Cautionary Statements Concerning Forward-Looking Statements” in the front of this Report. We undertake no duty to update any forward-looking statement made herein.

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
NRP currently owns an indirect 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming. NRP indirectly acquired its interest in OCI Wyoming in January 2013 from Anadarko, who held an antecedent interest for all periods presented in this discussion.
Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for soda ash, which, in turn, directly impacts the prices we and other producers charge for our products.
Demand for soda ash in the United States is driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well-developed market, we expect that domestic demand levels will remain stable for the near future. Because future U.S. capacity growth is expected to come from the four major producers in the Green River Basin, we also expect that U.S. supply levels will remain relatively stable in the near term.
Soda ash demand in international markets has increased steadily over the last several years, primarily due to economic growth in emerging markets, especially those in Asia and South America. We expect that continued economic growth in these markets will fuel further increases in demand, which will likely result in increased exports primarily from the United States and to a limited extent, from China, the first and second largest suppliers of soda ash to international markets, respectively.
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
Energy Costs
One of the primary drivers of our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, however, if the increases experienced in early 2014 persist, natural gas prices may be a headwind in 2014.
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash, which we refer to as our "ore to ash ratio." For the year ended December 31, 2013, our ore to ash ratio was 1.62: 1.0 (year ended December 31, 2012: 1.59: 1.0), which means we required approximately 1.62 million short tons of trona ore to produce approximately 1.0 million short tons of soda ash. We enhanced our ore to ash ratio in recent years primarily by capturing the soda ash contained in a precipitate and natural by-product called "deca", and we estimate that the deca rehydration process has offset our trona ore requirements by approximately 9% since 2009.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 80.6% of our total rail freight costs in the United States for the year ended December 31, 2013 (year ended December 31, 2012: 81.9%). Our agreement with Union Pacific and generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so. Our contract with Union Pacific expires December 31, 2014 and have begun negotiations to renew the contact for another five year term.
Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when there is persuasive evidence of an arrangement between us and the customer, products have been delivered to the customer, selling price is fixed, determinable or reasonably estimated and collection is reasonably assured. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, OCI Chemical. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating calciners, and use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices have historically been volatile, ranging between $1.63 and $18.48 per mmBTU at the Henry Hub Natural Gas Spot Price during the period from 1999 to 2013. For the year ended December 31, 2013, the NYMEX natural gas futures closing price was $4.23 per mmBTU (year ended December 31, 2012: $3.35 per mmBTU).
Employee Compensation.    Our employee compensation expenses are affected by headcount and salary levels, as well as incentive compensation paid. Retirement benefits for certain individuals that provide services to us are provided by OCI Enterprises under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees. OCI Enterprises has the right to modify or terminate the benefits at will. We also reimburse OCI Enterprises for contributions it makes on our behalf to the OCI 401(k) Retirement Plan based upon specified percentages of employee contributions. See Item 8, "Financial Statements and Supplementary Data—Note 11, "Employee Compensation," for more information on the various plans.
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
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by OCI Enterprises and its affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC's total volumes sold for a given period attributable to the soda ash sold by us to ANSAC.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying consolidated financial statements for the years ended December 31, 2012 and 2011, represent the Predecessor's results of operations, reflecting the ownership in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis, adjusted for the effects of the restructuring and certain push-down accounting effects. The consolidated financial statements for the year ended December 31, 2013, presents the results of operations for the Partnership, reflecting the combined ownership interests previously held by Predecessor and Wyoming Co. on a combined basis, adjusted for certain push-down accounting effects. See the "Explanatory Note", for more information on the restructuring transactions. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance. See Item 8, "Financial Statements and Supplementary Data—Note 4, "Net Income Per Unit and Cash Distribution," for a summary of net income for the year ended December 31, 2013, disaggregated between the Predecessor and the Partnership.

The following tables set forth our results of operations for the years ended December 31, 2013, 2012 and 2011.

	Years Ended December 31,
	2013	2012	2011
		(Predecessor)	(Predecessor)
($ in millions; except for operating and ratio data and EBITDA per ton)
Net sales:
Sales—Affiliates	$211.6	$236.9	$168.6
Sales	230.5	225.7	253.3
Total net sales	442.1	462.6	421.9
Cost of products sold:
Cost of products sold	202.4	197.7	179.3
Depreciation, depletion and amortization expense	23.9	23.7	23.4
Freight costs	122.7	110.1	105.7
Total cost of products sold	349.0	331.5	308.4
Gross profit	93.1	131.1	113.5
Operating expenses:
Selling, general and administrative expenses	0.7	0.7	0.1
Selling, general and administrative expenses—Affiliates	12.5	11.1	10.8
Total operating expenses	13.2	11.8	10.9
Operating income	79.9	119.3	102.6
Other income/(expenses):
Interest income	—	0.2	0.2
Interest expense	(2.9)	(1.5)	(1.5)
Other - net	0.7	(0.6)	—
Total other income/(expense) - net	(2.2)	(1.9)	(1.3)
Income before provision for income taxes	77.7	117.4	101.3
Provision for income taxes	7.1	16.4	14.6
Net income	$70.6	$101.0	$86.7
Net income attributable to non-controlling interest	44.3	65.9	58.2
Net income attributable to OCI Resources LP/Predecessor	26.3	35.1	28.5
Less: Predecessor net income prior to initial public offering on September 18, 2013	13.3	**	**
Net income attributable to OCI Resources LP subsequent to initial public offering	13.0	**	**
Other comprehensive loss:
Interest rate swap - net of tax	—	—	(0.5)
Comprehensive income	70.6	101.0	86.2
Comprehensive income attributable to non-controlling interest	44.3	65.9	57.9
Comprehensive income attributable to OCI Resources LP/Predecessor	$26.3	$35.1	$28.3
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	13.1	**	**
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$13.2	**	**

Operating and Other Data:
Trona ore mined (thousands of short tons)	3,921.5	3,865.4	3,676.0
Ore to ash ratio(1)	1.62: 1.0	1.59: 1.0	1.63: 1.0
Soda ash volume sold (thousands of short tons)	2,492.2	2,455.5	2,308.3
Domestic (thousands of short tons)	802.6	830.2	902.2
International (thousands of short tons)	1,689.6	1,625.3	1,406.1
EBITDA(2)	$104.4	$142.4	$126.0
EBITDA per short ton(3)	$41.89	$57.99	$54.59

** Information is not applicable for the pre-IPO periods.

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects EBITDA divided by sales volumes.

Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States or GAAP. We also present the non-GAAP financial measures of EBITDA, distributable cash flow and distribution coverage ratio.

We define EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization, unrealized derivative gains and losses and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow per outstanding unit (as of the end of the period) to cash distributions per outstanding unit with respect to such period.

EBITDA, distributable cash flow and distribution coverage ratio are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in our industry, without regard to historical cost basis or, in the case of EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of EBITDA, distributable cash flow and distribution coverage ratio provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and distributable cash flow are net income and net cash provided by operating activities. Our non-GAAP financial measures of EBITDA, distributable cash flow and distribution coverage ratio should not be considered as an alternatives to GAAP net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all items that affect net income and net cash provided by operating activities. Investors should not consider EBITDA and distributable cash flow in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because EBITDA, distributable cash flow and distribution coverage ratio may be defined differently by other companies, including those in our industry, our definition of EBITDA, distributable cash flow and distribution coverage ratio may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The table below presents a reconciliation of the non-GAAP financial measures of EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Years Ended December 31,
($ in millions, except per unit data)	2013	2012	2011
Reconciliation of EBITDA and distributable cash flow to net income and net cash provided by operating activities:		(Predecessor)	(Predecessor)
Net income	$70.6	$101.0	$86.7
Add backs:
Depreciation, depletion and amortization expense	23.9	23.7	23.4
Interest expense - net	2.8	1.3	1.3
Taxes	7.1	16.4	14.6
EBITDA	104.4	142.4	126.0
Less: EBITDA attributable to non-controlling interest	57.3	77.9	69.7
EBITDA attributable to OCI Resources LP/Predecessor	47.1	64.5	56.3
Less: EBITDA attributable to Predecessor through September 17, 2013	29.8	**	**
EBITDA attributable to OCI Resources LP	17.3	**	**
Less: Cash interest expense, net attributable to OCIR	0.6	**	**
Maintenance capital expenditures attributable to OCIR(1)	2.7	**	**
Distributable cash flow attributable to OCI Resources LP (2)	$14.0	**	**
Cash distribution per unit(2)	$0.5707	**	**
Total units outstanding	19.950	**	**
Total distributions to unitholders and general partner(2)	$11.4	**	**
Distribution Coverage Ratio	1.23	**	**

Net cash provided by operating activities:	$100.3	$101.8	$90.1
Add/(less):
Deferred income taxes	(0.3)	0.2	(2.6)
Net change in working capital	(5.5)	22.6	22.6
Interest expense - net	2.8	1.3	1.3
Taxes	7.1	16.4	14.6
EBITDA	104.4	142.3	126.0
Less: EBITDA attributable to non-controlling interest	57.3	77.9	69.7
EBITDA attributable to OCI Resources LP/Predecessor	47.1	64.4	56.3
Less: EBITDA attributable to Predecessor through September 17, 2013	29.8	**	**
EBITDA attributable to OCI Resources LP	$17.3	**	**
Less: Cash interest expense, net attributable to OCIR	0.6	**	**
Maintenance capital expenditures attributable to OCIR(1)	2.7	**	**
Distributable cash flow attributable to OCI Resources LP (2)	$14.0	**	**

** Information is not applicable for the pre-IPO periods.

(1)  The Partnership may fund expansion-related capital expenditures with borrowings under existing credit facilities such that expansion-related capital expenditures will have no impact on cash on hand or the calculation of cash available for distribution.  In certain instances, the timing of the Partnership’s borrowings and/or its cash management practices will result in a mismatch between the period of the borrowing and the period of the capital expenditure.  In those instances, the Partnership adjusts designated reserves (as provided in the partnership agreement) to take account of the timing difference.  Accordingly, expansion-related capital expenditures have been excluded from the presentation of cash available for distribution.

(2) Calculated for the period from September 18, 2013, the closing date of our IPO, until December 31, 2013.

OCI RESOURCES LP
PRO FORMA FINANCIAL INFORMATION
(Unaudited)

Unaudited Pro Forma Financial Information
Prior to the IPO, OCI Wyoming's general partner interests were owned 50.49% and 48.51% by OCI Wyoming Holding Co. (the "Predecessor" or "OCI Holdings") and Natural Resource Partners L.P. ("NRP"), respectively, with the 1% limited partner interests in OCI Wyoming being held by OCI Wyoming Company ("Wyoming Co."). The Predecessor and Wyoming Co. are commonly controlled by OCI Chemical Corporation. In connection with the IPO, the following transactions (the "Restructuring") were completed:

•	The Predecessor contributed its 50.49% general partner interest in OCI Wyoming to the Partnership.

•
Through a series of transactions between OCI Chemical, its commonly controlled subsidiaries and NRP, the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. was restructured resulting in the Partnership's and NRP's general partner interest in OCI Wyoming being reduced to 40.98% and 39.37%, respectively, and Wyoming Co. and NRP owning a 10.02% and 9.63% limited partner interest in OCI Wyoming.

•	Wyoming Co. contributed its 10.02% limited partner interest to the Partnership in exchange for approximately $65.3 million paid from the net proceeds of the offering.

•
At the conclusion of the restructuring, the Partnership owned a 40.98% general partnership interest and a 10.02% limited partner interest in OCI Wyoming. NRP owned a 39.37% general partner interest and a 9.63% limited partner interest in OCI Wyoming.

The following unaudited pro forma financial information, in this report, has been derived from the consolidated financial statements for the years ended December 31, 2013 and 2012. Such unaudited pro forma financial information has been prepared to reflect the restructuring and new ownership interest structure of the Partnership's 40.98% general partnership interest and 10.02% limited partner interest, as well as, NRP's 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming as if such ownership structure had existed as of January 1, 2012. The pro forma financial information also excludes income taxes incurred by the Predecessor as the Partnership is not subject to income taxes. The pro forma financial information is not necessarily indicative of what the actual results of operations or financial position of the Partnership would have been if the transactions had in fact occurred on the date or for the period indicated, nor do they purport to project the results of operations or financial position of the Partnership for any future periods or as of any date.

	Years Ended December 31,
PRO FORMA FINANCIAL INFORMATION	2013	2012
($ in millions except for unit data)
Reconciliation of net income to pro forma net income:
Net income	$70.6	$101.0
Add back:
Income taxes(1)	7.1	16.4
Pro forma net income	77.7	117.4
Pro Forma net income attributable to non-controlling interest	39.0	58.0
Pro forma net income attributable to OCI Resources LP	$38.7	$59.4

Pro forma net income per unit (basic and diluted)	$1.94	**

Reconciliation net income to, EBITDA and pro forma EBITDA:
Net income	$70.6	$101.0
Add backs:
Depreciation, depletion and amortization	23.9	23.7
Interest expense - net	2.8	1.3
Income taxes(1)	7.1	16.4
EBITDA	$104.4	$142.4
Less: Pro forma EBITDA attributable to non-controlling interest	51.5	69.7
Pro forma EBITDA attributable to OCI Resources LP	$52.9	$72.7

** Information is not applicable for the pre-IPO periods.

(1)	Reflects the elimination of income taxes incurred by the Predecessor. OCI Resources is a partnership for income tax purposes and is not expected to incur income tax as a publicly traded partnership.

Results of Operations for the Year Ended December 31, 2013 compared to December 31, 2012
Net sales
Our average sales price decreased 5.8% to $177.41 per short ton for the year ended December 31, 2013, as compared to $188.38 per short ton for the year ended December 31, 2012. Our net sales decreased by 4.4% to $442.1 million for the year ended December 31, 2013 from $462.6 million for the year ended December 31, 2012, primarily as a result of the following:

•
International sales -International sales decreased by 6.1% to $247.0 million for the year ended December 31, 2013, compared to $263.2 million for the year ended December 31, 2012, primarily as a result of the 9.7% decrease in average sales price to $146.23 per short ton for the year ended December 31, 2013, compared to $161.92 per short ton for the year ended December 31, 2012. The decrease in the average sales price was due to lower international pricing from ANSAC in 2013 compared to 2012. The lower average sales price was partially offset by a 4.0% increase in sales volume to approximately 1,689.6 thousand tons for the year ended December 31, 2013, from approximately 1,625.3 thousand tons for the year ended December 31, 2012. International sales accounted for approximately 55.9% of our sales for the year ended December 31, 2013, compared to 56.9% for the year ended December 31, 2012.

•
Domestic sales - Domestic sales decreased by 2.2% to $195.1 million for the year ended December 31, 2013, compared to $199.4 million for the year ended December 31, 2012, primarily as result of a 3.3% decrease in sales volume from 830.2 thousand tons for the year ended December 31, 2012 to 802.6 thousand tons for the year ended December 31, 2013. This decrease in sales price was partially offset by an increase in average sales price of $243.05 per short ton for the year ended December 31, 2013 compared to $240.18 per short ton in the year ended December 31, 2012. Domestic sales accounted for approximately 44.1% of our sales for the year ended December 31, 2013, compared to 43.1% for the year ended December 31, 2012.

Cost of products sold and operating expenses
Our cost of products sold, excluding freight costs, increased by 2.2% to $226.3 million for the year ended December 31, 2013 from $221.4 million for the year ended December 31, 2012, primarily as a result of the following:

•	an increase of 13.0% in natural gas costs to 33.0 million for the year ended December 31, 2013, compared to 29.2 million for the year ended December 31, 2012, due to higher prices;

•an increase
of 8.5% in the cost of electricity from 24.6 million to 26.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to higher rates. The energy consumed on a per ton of soda ash produced basis did not materially change for the year ended December 31, 2013, compared to the year ended December 31, 2012;

•
a decrease of 3.9% in royalties paid to 19.6 million for the year ended December 31, 2013, as compared to 20.4 million for the year ended December 31, 2012, due to a 5.8% decrease in average sales price, and a decrease in the royalty rate for federal land from 6% to 4% on October 2, 2013;

Freight costs.    Our freight costs increased 11.4% to $122.7 million for the year ended December 31, 2013 from $110.1 million million for the year ended December 31, 2012, primarily due to an increase in freight costs related to increased international sales volumes to international customers.
Gross profit.    Gross profit decreased by 29.0% to $93.1 million for the year ended December 31, 2013, compared to $131.1 million for the year ended December 31, 2012, primarily due to the 5.8% decrease in average sales price over the period, and increases in cost of products sold, excluding freight costs of 2.2% and freight costs of 11.4% as discussed above.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 11.9% to $13.2 million for the year ended December 31, 2013 from $11.8 million for the year ended December 31, 2012, primarily due to an increase in allocated charges from ANSAC caused by higher participation percentage of total ANSAC volume.There was also an increase in charges allocated from OCI Enterprises.
Operating income.    As a result of the foregoing, operating income decreased by 33.0% to $79.9 million for the year ended December 31, 2013 compared to $119.3 million for the year ended December 31, 2012.
Other income/(expense) - net.    Our other non-operating income/(expense) - net increased to $(2.2) million for the year ended December 31, 2013, compared to ($1.9) million for the year ended December 31, 2012.
Provision for income taxes. The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the year ended December 31, 2012 are those of the Predecessor. For the year ended December 31, 2013, included in income tax expense is the expense of the Predecessor through September 17, 2013. Due to our status as a master limited partnership subsequent to September 18, 2013, we will no longer be subject to U.S. federal income tax and certain state income taxes.
Net income.    As a result of the foregoing, net income decreased by 30.1% to $70.6 million for the year ended December 31, 2013, compared to $101.0 million for the year ended December 31, 2012.

Results of Operations for the Year Ended December 31, 2012 compared to December 31, 2011
Net sales
Our average sales price increased 3.1% to $188.38 per short ton for the year ended December 31, 2012, as compared to $182.76 per short ton for the year ended December 31, 2011. For the year ended December 31, 2012, our sales increased by 9.7% to $462.6 million from $421.9 million for the year ended December 31, 2011, as a result of the following:

•
International sales -  International sales increased by 20.4% to $263.2 million for the year ended December 31, 2012, compared to $218.6 million for the year ended December 31, 2011, primarily as a result of the 15.6% increase in sales volumes to ANSAC and our direct sales customers to approximately 1.6 million tons for the year ended December 31, 2012, from approximately 1.4 million tons for the year ended December 31, 2011. This increase was due primarily to increased demand for soda ash in North Africa and Indonesia. International sales accounted for approximately 56.9% of our sales for the year ended December 31, 2012, compared to international sales of 51.8% for the year ended December 31, 2011.

•
Domestic sales -  Domestic sales decreased by 1.9% to $199.4 million for the year ended December 31, 2012, compared to $203.3 million for the year ended December 31, 2011, primarily as a result of the 8.0% decrease in volume to approximately 0.8 million short tons for the year ended December 31, 2012, from approximately 0.9 million short tons for the year ended December 31, 2011. This decrease was due in part to a decrease in domestic market share during the year ended December 31, 2012, resulting from price competition. Such decrease in sales was offset in part by an increase of 3.1% in average sales prices over the period. Domestic sales accounted for approximately 43.1% of our sales for the year ended December 31, 2012, compared to 48.2% for the year ended December 31, 2011.

Cost of products sold and operating expenses
Our cost of products sold, excluding freight costs, increased by 9.2% to $221.4 million for the year ended December 31, 2012 from $202.7 million for the year ended December 31, 2011, due primarily to:

•
an increase of 104% in royalties paid to $20.4 million for the year ended December 31, 2012, as compared to $10.0 million for the year ended December 31, 2011, due to a 7.6% increase in volume of soda ash produced and a 9.7% increase in sales and an increase in royalty rates payable to the federal government from 2.0% to 6.0% due to the expiration in October of 2011 of the Soda Ash Royalty Reduction Act of 2006;

•
an increase of 13.4% in employee compensation costs to $60.9 million for the year ended December 31, 2012, as compared to $53.7 million for the year ended December 31, 2011, due to a 4.7% increase in salaries and wages as a result of an increase in pay and a 29.7% increase in fringe benefit expense, due mostly to a decrease in actuarial discount rates relating to the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees to reflect a general decrease in market interest rates;

•
an increase of 9.7% in maintenance costs to $14.7 million for the year ended December 31, 2012, compared to $13.4 million for the year ended December 31, 2011, due to increased maintenance required for our mining assets;

•
an increase of 15.8% in production tax to $5.2 million for the year ended December 31, 2012, compared to $4.5 million for the year ended December 31, 2011, due to increases in the average sales price and volume of trona ore mined during the year ended December 31, 2011 compared to the year ended December 31, 2011, as production tax is paid annually and is determined by reference to average sales prices and volume of trona ore mined during the previous year; and

•
an increase of 8.5% in trona severance tax to $3.5 million for the year ended December 31, 2012, compared to $3.2 million for the year ended December 31, 2011, due to increases in the average sales price and volume of trona ore mined during the year ended December 31, 2012, compared to the year ended December 31, 2011, as severance tax payable is paid monthly determined by reference to average sales prices and volume of trona ore mined during the previous year.

The increase in cost of products sold was offset in part by a 7.1% decrease in energy costs to $53.9 million for the year ended December 31, 2012, compared to $58.0 million for the year ended December 31, 2011, due to a 20.2% decrease in average natural gas prices, offset in part by an increase in electricity prices on an mmBTU basis. The percentage increase in cost of products sold was slightly less than the percentage increase in sales largely due to the effect of lower natural gas prices. Our energy consumed on a per ton of soda ash produced basis did not materially change for the year ended December 31, 2012, compared to the year ended December 31, 2011.
Freight costs.    Our freight costs increased 4.2% to $110.1 million for the year ended December 31, 2012 from $105.7 million for the year ended December 31, 2011, primarily due to a 6.4% increase in sales volume. The percentage increase in freight costs was less than the percentage increase in sales volume because all of the increase in sales volume was attributable to international sales, which have a lower average cost of freight than domestic sales, which decreased over the period.
Gross profit.    Gross profit increased by 15.5% to $131.1 million for the year ended December 31, 2012, compared to $113.5 million for the year ended December 31, 2011, primarily due to the 6.4% increase in sales volume sold and also due to a 3.1% increase in average sales price over the period, which outpaced the 9.2% increase in cost of products sold, excluding freight costs and the 4.2% increase in freight costs.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 8.3% to $11.8 million for the year ended December 31, 2012, from $10.9 million for the year ended December 31, 2011, primarily due to an increase of $0.6 million in allowance for bad debt due to one of our European customers filing for bankruptcy and increases in allocated charges from ANSAC and Enterprises and its affiliates due to increased sales.
Operating income.    As a result of the foregoing, operating income increased by 16.2% to $119.3 million for the year ended December 31, 2012, compared to $102.6 million for the year ended December 31, 2011.
Other Income/(expense).    Our other expense increased by 46.2% to $1.9 million for the year ended December 31, 2012, compared to $1.3 million for the year ended December 31, 2011.
Provision for income taxes.    Our provision for income taxes increased by 12.3% to $16.4 million for the year ended December 31, 2012, compared to $14.6 million for the year ended December 31, 2011, which was primarily due to our increased net income before tax and the reversal of certain deferred tax timing differences.
Net income.    As a result of the foregoing, net income increased by 16.5% to $101.0 million for the year ended December 31, 2012, compared to $86.7 million for the year ended December 31, 2011.
Other comprehensive income (loss).    Our other comprehensive income (loss) increased to $0.0 million for the year ended December 31, 2012 from a loss of $0.5 million for the year ended December 31, 2011 due to a change in the fair value of our interest rate swap instruments.
Comprehensive income.    Our comprehensive income increased by 17.2% to 101.0 million for the year ended December 31, 2012, compared to $86.2 million for the year ended December 31, 2011, primarily as a result of the foregoing.
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
Our sources of liquidity include:

•	cash generated from our operations;

•	$10 million available for borrowing under the Revolving Credit Facility (as defined below), subject to borrowing base availability;

•
$35 million out of $190 million, less standby letters of credit of $20 million, is available for borrowing and undrawn under the OCI Wyoming Credit Facility (as defined below), subject to borrowing base availability;

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
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of December 31, 2013, we had a working capital surplus of $160.8 million as compared to a working capital surplus of $115.5 million as of December 31, 2012.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of soda ash in the normal course of our business. We typically receive payment for our domestic sales 38 to 53 days following the date of shipment. For international sales, we typically receive payment 89 to 108 days following the date of shipment. Therefore, as international sales increase, our accounts receivable will also increase, which will result in an increase in our working capital requirements. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the OCI Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
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
Historically, we did not make a distinction among maintenance capital expenditures and expansion capital expenditures; however, we have made an estimate of this distinction for the years ended December 31, 2013, 2012 and 2011 in the table below.

Capital Expenditures	Years Ended December 31,
($ in millions)	2013	2012	2011
Maintenance	$14.3	$19.5	$9.4
Expansion	2.7	7.9	16.4
Total	$17.0	$27.4	$25.8

In 2011, major expansion projects included the completion of a major expansion to our rail yard, rebuilds of continuous miners, and improvements to the pond complex attributable to our increased deca processing capacity. In 2012, we made significant expenditures in rebuilding mine shuttlecars, projects designed to increase our yield versus the prior year, as well as the investigation of additional projects for future consideration. In 2013, we limited our capital expenditures to routine maintenance and minor expansionary debottlenecking projects. As of December 31, 2013, 2012 and 2011, there were $0.8 million, $0.8 million and $1.9 million in unpaid capital commitments, respectively.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,
	2013	2012	2011
($ in millions)
Cash provided by (used in):
Operating activities	$100.3	$101.8	$90.1
Investing activities	(16.2)	(27.4)	(25.8)
Financing activities	(59.9)	(78.5)	(48.3)

Operating Activities. Our operating activities during the year ended December 31, 2013 provided $100.3 million, a decrease of 1.6% from the $101.8 million generated during the year ended December 31, 2012. This decrease was primarily due to a $30.4 million decrease in net income during the year ended December 31, 2013, compared to the year ended December 31, 2012, offset by a $28.1 million increase in cash provided by changes in working capital ($5.5 million cash provided by changes in working capital during the year ended December 31, 2013 compared to the $22.6 million used during the year ended December 31, 2012). The remaining $0.8 million increase relates to a $0.6 million increase in deferred income taxes as the Predecessor's financial statements include U.S. federal and state income tax expense that the Partnership, because of the master limited partnership status, will not be subject to going forward and a $0.2 million increase in depreciation, depletion and amortization expense during the year ended December 31, 2013 compared to year ended December 31, 2012.

Our operating activities during the year ended December 31, 2012 provided $101.8 million an increase of 13.1% over the $90.1 million generated during the year ended December 31, 2011, primarily as a result of a $14.3 million increase in net income before the noncontrolling interest during the year ended December 31, 2012, compared to the year ended December 31, 2011, which was offset, in part, by an increase of $3.5 million in our accounts receivable, due to an increase in international sales which have longer collection terms, an increase of $10.0 million in inventories and a decrease of $5.2 million in our accrued expenses and other liabilities.

Investing Activities. We used $16.2 million in cash during the year ended December 31, 2013 in investing activities, which related primarily to funding capital expenditures as described in "Capital Expenditures" above. This amount represented a decrease of (40.9)% compared to net investments of $27.4 million during the year ended December 31, 2012, which was primarily due to a smaller capital plan for 2013 as compared to 2012. We used $27.4 million in cash during the year ended December 31, 2012 to fund our investing activities, which related primarily to funding capital expenditures as described in "Capital Expenditures" above. This amount represented an increase of 6.2% compared to net investments of $25.8 million during the year ended December 31, 2011.

Financing Activities. Cash used in financing activities of $59.9 million during the year ended December 31, 2013 decreased by $18.6 million as compared to the year ended December 31, 2012 due to issuance of revolving credit facility of $135.0 million, offset by distributions to majority and non-controlling interests holders of $162.9 million in the year ended December 31, 2013 compared to $74.5 million in the comparable period.  Cash used in financing activities of $78.5 million during the year ended December 31, 2012 reflected a 62.5% increase compared to the $48.3 million used during the year ended December 31, 2011, due to an increase of $30.2 million in our cash distributions to our partners.
Debt
OCI Wyoming Demand Revenue Bonds
OCI Wyoming has two series of variable rate demand revenue bonds, which we refer to as the revenue bonds. One series of its revenue bonds, which we refer to as the 2018 revenue bonds, are due October 1, 2018 and have an aggregate principal amount of $11.4 million. Interest on the 2018 revenue bonds is payable monthly at an annual rate of 0.16% and 0.28% at December 31, 2013 and December 31, 2012, respectively. OCI Wyoming's other series of revenue bonds, which we refer to as the 2017 revenue bonds, are due August 1, 2017 and have an aggregate principal amount of $8.6 million. Interest on the 2017 revenue bonds is payable monthly at an annual rate of 0.16% and 0.28% at December 31, 2013 and December 31, 2012, respectively. OCI Wyoming's revenue bonds require it to maintain standby letters of credit totaling $20.3 million at each of December 31, 2013 and 2012. The loan agreements and reimbursement agreements related to such letters of credit contain covenants relating to OCI Wyoming's obligations with respect to such bonds and letters of credit, as well as other covenants consistent with the covenants in the OCI Wyoming Credit Facility, including, minimum net worth, debt to net worth and interest coverage ratios. As of December 31, 2013 and December 31, 2012, OCI

Wyoming was in compliance with these debt covenants. An event of default under the OCI Wyoming Credit Facility will cause an event of default under the reimbursement agreements.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The OCI Wyoming Credit Facility provides for revolving loans to refinance existing indebtedness, to fund working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of December 31, 2013, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility that were used to repay $30.0 million of an existing credit facility, fund an $11.5 million special distribution to Wyoming Co., and a $91.5 million aggregate special distribution to NRP and OCI Holdings, and to pay approximately $1.3 million of debt issuance costs. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
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
The OCI Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the OCI Wyoming Credit Facility) of not more than 3.00 to 1.00 and consolidated fixed charge coverage ratio (as defined in the OCI Wyoming Credit Facility) of not less than 1.00 to 1.00.
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
Under the OCI Wyoming Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.
Loans under the OCI Wyoming Credit Facility bear interest at OCI Wyoming's option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent's prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the OCI Wyoming Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% per annum based on the Partnership's then current leverage ratio.

OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2013.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit Issuer, and a syndicate of lenders, which will mature on July 18, 2018. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At December 31, 2013, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. As of December 31, 2013, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.
The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability to (and the ability of our subsidiaries, including without limitation, OCI Wyoming to):

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with our affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
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
Under the Revolving Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of, OCI Holdings or OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.
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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2013

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2013:

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
($ in millions)
Long-term debt(1):
Revenue bonds	$—	$—	$—	$8.6	$11.4	$—	$20.0
Wyoming Credit Facility	—	—	—	—	135.0	—	135.0
Interest	4.5	4.3	4.3	4.2	3.5	3.2	24.0
Land lease and easement	0.1	0.1	0.1	0.1	0.1	1.7	2.2
Total	$4.6	$4.4	$4.4	$12.9	$150.0	$4.9	$181.2

(1)
On July 18, 2013, OCI Wyoming entered into the OCI Wyoming Credit Facility and borrowed $135.0 million under that facility as described in, "Liquidity and Capital Resources—Debt—OCI Wyoming Credit Facility." On July 18, 2013, OCI Resources entered into the Revolving Credit Facility but currently has no borrowings under that facility as of the date of this report. Please see, "Liquidity and Capital Resources—Debt—Revolving Credit Facility" for more information.

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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of December 31, 2013, the amount of the bond was $27.1 million (December 31, 2012: $21.3 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond increased in August 2013 and is subject to change upon periodic re-evaluation by the Land Quality Division.
OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of December 31, 2013.
Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Item 8, "Financial Statements and Supplementary Data - Note  2 , 'Summary of Significant Accounting Policies.'" The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below; however, the additional accounting policy detail in the footnote previously referenced is important to the discussion of each of the topics. Different estimates reasonably could have been used in the current period that would have had a material effect on these consolidated financial statements, and changes in these estimates are likely to occur from period-to-period in the future.

Revenue Recognition - We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured. Customer rebates are accounted for as sales deductions and are held in liability accounts until payments are made to the customers.

We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales and services.

Recently Issued Accounting Standards

We believe recently issued accounting standards had no material effect on our financial statements as of and for the year ended December 2013.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, foreign currency rate and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes.
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2013 was $155.0 million (December 31, 2012: $52.0 million). This debt had a weighted average annual interest rate of 2.3% as of December 31, 2013 (December 31, 2012: 1.2%). We estimate that a 1% change in interest rates would impact our pre-tax income by approximately $1.6 million, based on the debt outstanding as of December 31, 2013 (December 31, 2012: 0.5 million).
We have entered into an interest rate swap designed to hedge our exposure to possible increases in interest rates. This contract had an aggregate notional value of $101.5 million and a fair value liability of $0.5 million as of December 31, 2013 (December 31, 2012: notional value of $26.0 million; fair value liability of $0.6 million).
Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations. To reduce that risk, we generally hedge one half of our anticipated currency exposure for the next budget period as early as October of the prior year. As OCI Chemical, on our behalf, finalizes customer contracts, we increase this percentage up to 80% of expected sales.
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
Supplementary Quarterly Financial Data
The following is selected unaudited consolidated data for OCI Resources LP for the quarters indicated:

			Predecessor Historical
($ in millions, except per unit data)	Q4-13	Q3-13	Q2-13	Q1-13	Q4-12	Q3-12	Q2-12	Q1-12

Net sales:
Total net sales	$117.6	$105.6	$110.7	$108.2	$115.3	$112.0	$117.9	$117.4
Cost of products sold:
Cost of products sold	49.9	49.5	51.8	51.1	51.9	48.3	51.7	45.8
Depreciation, depletion and amortization expense	5.8	5.9	6.1	6.1	5.8	5.9	6.3	5.8
Freight costs	31.7	29.9	31.4	29.8	28.2	26.7	27.5	27.7
Total cost of products sold	87.4	85.3	89.3	87.0	85.9	80.9	85.5	79.3
Gross profit	30.2	20.3	21.4	21.2	29.4	31.1	32.4	38.2
Operating expenses:
Selling, general and administrative expenses	3.5	3.2	3.4	3.1	3.4	2.9	2.7	2.7
Operating income	26.7	17.1	18.0	18.1	26.0	28.2	29.7	35.4
Other income/(expenses):

Interest income	—	—	—	—	—	—	0.1	0.1
Interest expense	(1.1)	(1.1)	(0.3)	(0.4)	(0.4)	(0.3)	(0.4)	(0.4)
Other - net	(0.2)	—	0.4	0.5	(0.2)	(0.2)	0.5	(0.7)
Total other income/(expense) - net	(1.3)	(1.1)	0.1	0.1	(0.6)	(0.5)	0.2	(1.0)
Income before provision for income taxes	25.4	16.0	18.1	18.2	25.4	27.7	29.9	34.4
Provision for income taxes	—	2.1	1.9	3.1	3.7	3.8	4.8	4.1
Net income	25.4	13.9	16.2	15.1	21.7	23.9	25.1	30.3
Net income attributable to non-controlling interest	12.9	9.5	11.0	10.9	14.4	15.7	16.9	18.9
Net income attributable to OCI Resources LP/Predecessor	$12.5	$4.4	$5.2	$4.2	$7.3	$8.2	$8.2	$11.4
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	3.9	**	**	**	**	**	**
Net income attributable to OCI Resources LP subsequent to initial public offering	$12.5	$0.5	**	**	**	**	**	**
Other comprehensive loss:
Interest rate swap - net of tax	(0.2)	—	0.1	0.1	—	—	—	—
Comprehensive income	25.2	13.9	16.3	15.2	21.7	23.9	25.1	30.3
Comprehensive income attributable to non-controlling interest	12.8	9.5	11.0	11.0	14.4	15.7	16.9	18.9
Comprehensive income attributable to OCI Resources LP/Predecessor	$12.4	$4.4	$5.3	$4.2	$7.3	$8.2	$8.2	$11.4
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	—	3.9	**	**	**	**	**	**
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$12.4	$0.5	**	**	**	**	**	**

Operating and Other Data:
Trona ore mined (thousands of short tons)	1,014.8	953.8	983.1	969.8	993.4	998.0	926.6	947.3
Ore to ash ratio(1)	1.62:1.0	1.62:1.0	1.62:1.0	1.63:1.0	1.60:1.0	1.56:1.0	1.60:1.0	1.61:1.0
Soda ash volume sold (thousands of short tons)	657.6	597.1	611.8	625.7	659.1	610.8	596.0	589.6
Domestic (thousands of short tons)	195.3	193.8	202.5	211.0	206.8	211.7	202.6	209.1
International (thousands of short tons)	462.3	403.3	409.3	414.7	452.3	399.1	393.4	380.5
EBITDA(2)	$32.3	$23.0	$24.7	$24.4	$31.6	$34	$36.4	$40.5
Less: EBITDA attributable to noncontrolling interests	16.1	13.2	12.3	15.7	23.3	16.6	16.1	22.0
EBITDA attributable to OCI Resources LP/Predecessor	$16.2	$9.8	$12.4	$8.7	$8.3	$17.4	$20.3	$18.5
Less: EBITDA attributable to Predecessor through September 17, 2013	—	8.6	10.6	10.6	**	**	**	**
EBITDA attributable to OCI Resources LP	$16.2	$1.1
EBITDA per short ton(3)	$49.12	$38.52	$40.37	$39.00	$47.94	$55.66	$61.07	$68.69
Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	**	**	**	**	**	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	**	**	**	**	**	**

** Information is not applicable for the pre-IPO periods.

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects EBITDA divided by sales volumes.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
OCI Resources LP
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of OCI Resources LP (a majority-owned subsidiary of OCI Wyoming Holding Co. Ltd.) and its subsidiary (the "Partnership") as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCI Resources LP and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 14, 2014

OCI RESOURCES LP CONSOLIDATED BALANCE SHEETS

	As of
($ and unit data in millions)	December 31, 2013	December 31, 2012
		(Predecessor)
ASSETS
Current assets:
Cash and cash equivalents	$46.9	$22.7
Accounts receivable - net	34.4	35.2
Accounts receivable - ANSAC	58.1	53.8
Due from affiliates - net	20.4	26.6
Inventory	41.7	42.1
Other current assets	1.2	0.7
Total current assets	202.7	181.1
Property, plant and equipment - net	238.0	244.5
Other non-current assets	1.3	—
Total assets	$442.0	$425.6
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4.0
Accounts payable	13.2	13.1
Due to affiliates	2.3	22.3
Accrued expenses	26.4	26.2
Total current liabilities	41.9	65.6
Long-term debt	155.0	48.0
Reclamation reserve	3.8	3.6
Deferred income taxes	—	36.1
Total liabilities	200.7	153.3
Commitments and Contingencies (See Note 13)
Equity:
Predecessor's net equity	—	130.0
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at December 31, 2013)	104.5	—
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at December 31, 2013)	36.6	—
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at December 31, 2013)	3.8	—
Accumulated other comprehensive loss—interest rate swap	(0.3)	(0.2)
Partners' capital attributable to OCI Resources LP/Predecessor's net equity	144.6	129.8
Non-controlling interests	96.7	142.5
Total equity	241.3	272.3
Total liabilities and partners'/predecessor's net equity	$442.0	$425.6
See accompanying notes.

OCI RESOURCES LP CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
($ in millions, except per unit data)	2013	2012	2011
		(Predecessor)	(Predecessor)
Net sales:
Sales—Affiliates	$211.6	$236.9	$168.6
Sales	230.5	225.7	253.3
Total net sales	$442.1	$462.6	$421.9
Cost of products sold:
Cost of products sold	202.4	197.7	179.3
Depreciation, depletion and amortization expense	23.9	23.7	23.4
Freight costs	122.7	110.1	105.7
Total cost of products sold	349.0	331.5	308.4
Gross profit	93.1	131.1	113.5
Operating expenses:
Selling, general and administrative expenses	0.7	0.7	0.1
Selling, general and administrative expenses—Affiliates	12.5	11.1	10.8
Total operating expenses	13.2	11.8	10.9
Operating income	79.9	119.3	102.6
Other income/(expenses):
Interest income	—	0.2	0.2
Interest expense	(2.9)	(1.5)	(1.5)
Other - net	0.7	(0.6)	—
Total other income/(expense) - net	(2.2)	(1.9)	(1.3)
Income before provision for income taxes	77.7	117.4	101.3
Provision for income taxes	7.1	16.4	14.6
Net income	$70.6	$101.0	$86.7
Net income attributable to non-controlling interest	44.3	65.9	58.2
Net income attributable to OCI Resources LP/Predecessor	$26.3	$35.1	$28.5
Less: Predecessor net income prior to initial public offering on September 18, 2013	13.3	**	**
Net income attributable to OCI Resources LP subsequent to initial public offering	$13.0	**	**
Other comprehensive loss:
Interest rate swap - net of tax	—	—	(0.5)
Comprehensive income	70.6	101.0	86.2
Comprehensive income attributable to non-controlling interest	44.3	65.9	57.9
Comprehensive income attributable to OCI Resources LP/Predecessor	$26.3	$35.1	$28.3
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	13.1	**	**
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$13.2	**	**

Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings (basic and diluted)	$0.65	**	**
Subordinated - OCI Holdings (basic and diluted)	$0.65	**	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	**	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	**	**

Cash distribution per unit	$0.5707	**	**

** Information is not applicable for the pre-IPO periods.

  See accompanying notes.

OCI RESOURCES LP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in millions)	2013	2012	2011
		(Predecessor)	(Predecessor)
Cash flows from operating activities:
Net income	$70.6	$101.0	$86.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	23.9	23.7	23.4
Deferred income taxes	0.3	(0.2)	2.7
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable	0.8	(3.5)	(2.5)
Accounts receivable - ANSAC	(4.2)	(6.0)	(27.1)
Inventory	—	(10.0)	(0.9)
Other current and other non-current assets	(2.0)	0.2	(0.3)
Due from affiliates	5.5	(13.5)	5.0
Increase/(decrease) in:
Accounts payable	0.1	(1.6)	4.0
Due to affiliates	5.6	16.9	(6.9)
Accrued expenses and other liabilities	(0.3)	(5.2)	6.0
Net cash provided by operating activities	100.3	101.8	90.1
Cash flows from investing activities:
Capital expenditures	(16.2)	(27.4)	(25.8)
Net cash used in investing activities	(16.2)	(27.4)	(25.8)
Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	83.3	—	—
Distribution of IPO proceeds to Predecessor and its affiliate	(83.3)	—	—
Proceeds from issuance of revolving credit facility	135.0	—	—
Proceeds from issuance of long-term debt	—	—	—
Repayments of long-term debt	(32.0)	(4.0)	(4.0)
Distributions to Predecessor	(72.9)	(30.5)	(10.2)
Distributions to non-controlling interest	(90.0)	(44.0)	(34.1)
Net cash used in financing activities	(59.9)	(78.5)	(48.3)
Net increase/(decrease) in cash and cash equivalents	24.2	(4.1)	16.0
Cash and cash equivalents at beginning of year	22.7	26.8	10.8
Cash and cash equivalents at end of year	$46.9	$22.7	$26.8

Supplemental disclosure of cash flow information:
Interest paid during the year	$2.3	$1.5	$1.3

Supplemental disclosure of non-cash operating activities:
Predecessor net liabilities not assumed by the Partnership	$61.5	$—	$—

Supplemental disclosure of non-cash investing activities:
Increase in capital expenditures on account	$0.8	$0.8	$1.9
 See accompanying notes.

OCI RESOURCES LP CONSOLIDATED STATEMENTS OF EQUITY

		Partnership
	Predecessor	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR and Predecessor's Net Equity	Noncontrolling Interests	Total Equity
($ in millions)
Balance at January 1, 2011	$107.1	$—	$—	$—	$—	$107.1	$96.8	$203.9
Net income	28.5	—	—	—	—	28.5	58.2	86.7
Distributions	(10.2)	—	—	—	—	(10.2)	(34.1)	(44.3)
Interest rate swap adjustment, net of tax	—	—	—	—	(0.2)	(0.2)	(0.3)	(0.5)
Balance at December 31, 2011	125.4	—	—	—	(0.2)	125.2	120.6	245.8
Net income	35.1	—	—	—	—	35.1	65.9	101.0
Distributions	(30.5)	—	—	—	—	(30.5)	(44.0)	(74.5)
Balance at December 31, 2012	130.0	—	—	—	(0.2)	129.8	142.5	272.3
Net income through September 17, 2013	13.3	—	—	—	—	13.3	30.8	44.1
Distributions	(72.9)	—	—	—	—	(72.9)	(90.0)	(162.9)
Balance at September 18, 2013 (date of offering)	70.4	—	—	—	(0.2)	70.2	83.3	153.5
Net liabilities not assumed by the Partnership	61.5	—	—	—	(0.1)	61.4	(0.1)	61.3
Allocation of net Predecessor investment to unitholders	(131.9)	42.2	86.2	3.5	—	—	—	—
Net income from September 18, 2013	—	6.3	6.4	0.3	—	13.0	13.5	26.5
Proceeds from initial public offering, net	—	83.3	—	—	—	83.3	—	83.3
Distribution of IPO proceeds to Predecessor and its affiliate	—	(27.3)	(56.0)	—	—	(83.3)	—	(83.3)
Balance at December 31, 2013	$—	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
 See accompanying notes.

OCI RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Nature of Operations
As used in this report, the terms "OCI Resources LP, "the “Partnership,” "OCIR," "we," "us," or "our" may refer to OCI Resources LP, which is a Delaware limited partnership formed on April 22, 2013 by OCI Wyoming Holding Company ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical Corporation ("OCI Chemical"). On September 18, 2013, the Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests (the "Common Units"). The Partnership owns a controlling interest comprised of 40.98% general partner interest and 10.02% limited partner interest in OCI Wyoming, L.P. ("OCI Wyoming"). The Partnership’s operations consist solely of its investment in OCI Wyoming, which is in the business of mining trona ore to produce soda ash. All soda ash processed is sold through OCI Wyoming's sales agent, OCI Chemical, to various domestic and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is a related party for export. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.
Natural Resource Partners LP ("NRP") currently indirectly owns 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko Holding Company ("Anadarko").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
OCI Resources completed its IPO of common units representing limited partner interests on September 18, 2013. Reported results of operations for the year ended December 31, 2013 include the results of OCI Wyoming Holding Co. and its subsidiary (the "Predecessor" or "OCI Holdings") through September 17, 2013. Therefore, results of operations for the year ended December 31, 2013 are the combined results of the Predecessor through September 17, 2013 and the Partnership for the period from September 18, 2013 through December 31, 2013. The accompanying consolidated financial statements as of December 31, 2012 and 2011 are derived from the audited consolidated financial statements of the Predecessor, and unless otherwise noted, financial information for the Predecessor and the Partnership is presented before non-controlling interest. All significant intercompany balances have been eliminated in consolidation.
Reorganization and Restructuring
Prior to the IPO, OCI Wyoming's general partner interests were owned 50.49% and 48.51% by the Predecessor and NRP, respectively, with the 1% limited partner interests in OCI Wyoming being held by OCI Wyoming Company ("Wyoming Co."). The Predecessor and Wyoming Co. are commonly controlled by OCI Chemical. In connection with the IPO, the following transactions (the "Restructuring") were completed:

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

•
At the conclusion of the restructuring, the Partnership owned a 40.98% general partner interest and a 10.02% limited partner interest in OCI Wyoming. NRP owned a 39.37% general partner interest and a 9.63% limited partner interest in OCI Wyoming.

The restructuring has been accounted for as a reorganization of entities under common control. As a result, the consolidated financial statements of the Predecessor, for all periods presented, have been restated to reflect the combination of the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. adjusted for certain push-down accounting effects of the restructuring. In addition, prior to the restructuring of the 1% limited partner interest, the distributions included cumulative annual priority returns, however, as of the close of the IPO, all priority return distributions have been paid.
Due to a change in reporting entity that resulted from the Restructuring, Wyoming Co.’s accounting basis has been pushed down to the Company effective on the date of the Restructuring, September 18, 2013. The accompanying consolidated balance sheets, statement of operations and comprehensive income, cash flows and statements of equity present the results of the Company’s operations and cash flows for the periods preceding the Restructuring as Predecessor and for the periods subsequent to the Restructuring as Successor.
Non-controlling interests
Prior to the Restructuring and completion of the IPO, non-controlling interests in the consolidated financial statements of the Predecessor represented the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. and the 48.51% general partner interest in OCI Wyoming owned by Anadarko, and subsequently acquired by NRP. Subsequent to the Restructuring and IPO, non-controlling interests in the consolidated financial statements of the Partnership consists of 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming owned by NRP.
Use of Estimates
The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates are accounted for as sales deductions and are held in liability accounts until payments are made to the customers.
We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales and services.
Freight Costs
The Partnership includes freight costs billed to customers for shipments administered by the Partnership in gross sales. The related freight costs along with cost of products sold are deducted from gross sales to determine gross profit.
Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds and certificates of deposit.
Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate for doubtful receivables. The allowance for doubtful accounts is based on specifically identified amounts that the Partnership believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on management's assessment of the general financial conditions affecting the Partnership's customer base. If actual collection experience changes, revisions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.
Inventory
Inventory is carried at the lower of standard cost or market determined on a first-in, first-out basis. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and stores inventory, and finished goods is based on net realizable value.

•	Raw material inventory includes material and natural resources being used in the mining and refining process.

•	Finished goods inventory is the finished product soda ash.

•	Stores inventory includes materials and supplies currently available for future use.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of depreciable assets, principally using the straight-line method. The estimated useful lives applied to depreciable assets range from 3 to 20 years for machinery and equipment and 20 to 39 years for buildings and improvements. When property, plant, and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the year.
The excess of the purchase price paid by OCI Chemical over the appraised fair value of the intangible net assets in the 1996 acquisition of its interest in OCI Wyoming has been allocated to mining reserves and is being amortized on a straight line basis over the mining reserves estimated useful life. As a result of a revised mine reserve study, effective January 1, 2014, the mining reserve will be amortized over a remaining life of 66 years. During 2013, 2012 and 2011, the remaining life was 67, 69 and 65 years, respectively. Amortization expense totaled approximately $0.7 million, $0.4 million and $0.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The aggregate carrying amount of mining reserves is reported as a separate component of property, plant, and equipment (see Note 7).
The Partnership's policy is to evaluate property, plant, and equipment for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Impairment is determined to exist if the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.
Derivative Instruments and Hedging Activities
The Partnership may enter into derivative contracts from time to time to manage exposure to the risk of exchange rate changes on its foreign currency transactions, and the risk of the variability in interest rates on borrowings. Gains and losses on derivative contracts are reported as a component of the underlying transactions. The Partnership follows hedge accounting for its hedging activities. All derivative instruments are recorded on the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership designates its derivatives based upon criteria established by hedge accounting. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any ineffective portion of the gain or loss is reported in earnings immediately. For derivatives not designated as hedges, the gain or loss is reported in earnings in the period of change as a component of the underlying transactions.
Income Tax
We are organized as a pass-through entity for federal income tax purposes. As a result, our partners are responsible for federal income taxes based on their respective share of taxable income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes. The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the years ended December 31, 2012 and 2011 are those of the Predecessor. For the year ended December 31, 2013, included in income tax expense is the expense of the Predecessor through September 17, 2013.
Reclamation Costs
The Partnership is obligated to return the land beneath its refinery and tailings ponds to its natural condition upon completion of operations and is required to return the land beneath its rail yard to its natural condition upon termination of the various lease agreements.
The Partnership accounts for its land reclamation liability as an asset retirement obligation, which requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an asset retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the estimated useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.
The estimated original liability calculated in 1996 for the refinery and tailing ponds was calculated based on the estimated useful life of the mine, which was 80 years, and on external and internal estimates as to the cost to restore the land in the future and state regulatory requirements. As a result of a revised mine reserve study, effective January 1, 2014, the mining reserve will be amortized over a remaining life of 66 years. During 2013, 2012 and 2011, the remaining life was 67, 69 and 65 years, respectively. The extension of remaining life by four years in 2012 from 2011, resulted in the addition of a new asset retirement obligation layer. The original liability and the new liability added because of the mine life study were discounted using credit-adjusted, risk-free rates of 7% and 4.25%, respectively, and both are being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding entry being recorded to interest expense.
During 2011, the Partnership constructed a rail yard to facilitate loading and switching of rail cars. The Partnership is required to restore the land on which the rail yard is constructed to its natural conditions. The estimated liability for restoring the rail yard to its natural condition is calculated based on the land lease life of 30 years and on external and internal estimates as to the cost to restore the land in the future. The liability is discounted using a credit-adjusted risk-free rate of 4.25% and will be accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding entry being recorded to interest expense.
The Partnership recorded accretion expense for reclamation of its two liabilities of $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, these reclamation liabilities had a balance of $3.8 million and $3.6 million (including $1.0 million initial retirement liability), respectively (see Note 10).
Fair Value of Financial Instruments
Fair value is determined using a valuation hierarchy, generally by reference to an active trading market, quoted market prices or model-derived valuations for same or similar financial instruments. As of December 31, 2013 and 2012 the interest rate swap contract was measured at fair value on a recurring basis using Level 2 inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. See Note 16, "Fair Value Measurements," for more information.
Net Income Per Unit
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
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights ("IDRs") as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because we do not have any potentially dilutive units outstanding. For the year ended ended December 31, 2013, the weighted-average number of units outstanding equals the total number of units outstanding.
Reclassifications - Certain amounts reported in the previous year have been reclassified to conform to the current year presentation.
Subsequent Events
We have evaluated subsequent events through the filing of this Annual Report on Form 10-K.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements
We believe recently issued accounting standards had no material effect on our financial statements as of and for the year ended December 2013.
3. INITIAL PUBLIC OFFERING
Contribution Agreement

On September 18, 2013, in anticipation of the closing of the IPO, the Partnership entered into a Contribution, Assignment and Assumption Agreement by and among the Partnership, the General Partner, Wyoming Co., OCI Holdings and OCI Chemical (the “Contribution Agreement”). Pursuant to the Contribution Agreement, in connection with the closing of the IPO, (i) Wyoming Co. contributed its 10.02% limited partner interest in OCI Wyoming to the Partnership in exchange for a cash payment to Wyoming Co. of approximately $65.3 million paid from the proceeds of the IPO, (ii) the Partnership issued to OCI Holdings 4,775,500 common units (750,000 common units were issued to OCI Holdings on October 14, 2013 at the expiration of the underwriters' option to purchase additional common units after the underwriters chose not to exercise the option) and 9,775,500 subordinated units representing a recapitalized 72.9% ownership interest in the Partnership, and the Partnership distributed approximately $18.0 million to OCI Holdings from the proceeds of the IPO, (iii) the Partnership issued to the General Partner 399,000 general partner units, in part representing a continuation of the General Partner’s 2.0% general partner interest in the Partnership and in part on behalf of OCI Holdings, and the Incentive Distribution Rights ("IDRs"), in the Partnership (as defined in the Partnership Agreement), and (iv) the

Partnership redeemed the initial interests of the General Partner and OCI Holding and refunded OCI Holding’s initial contribution of $1,000.00 and any interest or other profit that may have resulted from the investment or other use of such initial capital contribution to OCI Holdings.

Omnibus Agreement

On September 18, 2013, in connection with the closing of the IPO, the Partnership entered into an Omnibus Agreement (the “Omnibus Agreement”) by and among the Partnership, the General Partner and OCI Enterprises Inc. ("OCI Enterprises" or "Enterprises"), the Predecessor's parent.

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
The following is a summary of cash flow for the year ended December 31, 2013 disaggregated between the Predecessor and the Partnership:

	Year ended December 31, 2013
	OCI Holdings Co. (Predecessor)	OCI Resources LP
($ in millions)	Through September 17, 2013	From September 18, 2013	Total
Cash flows from operating activities:
Net cash provided by operating activities	$70.2	$30.1	$100.3
Cash flows from investing activities:
Capital expenditures	(10.7)	(5.5)	(16.2)
Net cash used in investing activities	(10.7)	(5.5)	(16.2)
Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	—	83.3	83.3
Proceeds from issuance of revolving credit facility	135.0	—	135.0
Repayments of long-term debt	(32.0)	—	(32.0)
Distribution of IPO proceeds to Predecessor and its affiliate	—	(83.3)	(83.3)
Distributions to Predecessor	(72.9)	—	(72.9)
Distributions to non-controlling interest	(90.0)	—	(90.0)
Net cash used in financing activities	(59.9)	—	(59.9)
Net increase/(decrease) in cash and cash equivalents	(0.4)	24.6	24.2
Cash and cash equivalents at beginning of period	22.7	22.3	22.7
Cash and cash equivalents at end of period	$22.3	$46.9	$46.9

4. NET INCOME PER UNIT AND CASH DISTRIBUTION
The following is a summary of net income for the year ended December 31, 2013, disaggregated between the Predecessor and the Partnership:

	Year ended December 31, 2013
	OCI Holdings Co. (Predecessor)	OCI Resources LP
($ in millions)	Through September 17, 2013	From September 18, 2013	Total
Net Sales
Sales—Affiliates	$143.1	$68.5	$211.6
Sales	166.6	63.9	230.5
Total net sales	309.7	132.4	442.1
Operating costs and expenses:
Cost of products sold	144.8	57.6	202.4
Depreciation, depletion and amortization expense	17.2	6.7	23.9
Freight costs	86.8	35.9	122.7
Total cost of sales	248.8	100.2	349.0
Gross profit	60.9	32.2	93.1
Selling, general, and administrative expenses	—	0.7	0.7
Selling, general and administrative expenses—Affiliates	9.1	3.4	12.5
Total operating expenses	9.1	4.1	13.2
Operating income	51.8	28.1	79.9
Other income/(expenses):
Interest expense	(1.6)	(1.3)	(2.9)
Other, net	1.0	(0.3)	0.7
Total other income/(expense), net	(0.6)	(1.6)	(2.2)
Income before provision for income taxes	51.2	26.5	77.7
Provision for income taxes	7.1	—	7.1
Net income	$44.1	$26.5	$70.6
Net income attributable to non-controlling interest	30.8	13.5	44.3
Net income attributable to Predecessor/OCI Resources LP	$13.3	$13.0	$26.3
Comprehensive income attributable to Predecessor/OCI Resources LP	$13.1	$13.2	$26.3
The calculation of net income per unit is as follows:

($ and unit data in millions, except per unit data)	Year Ended December 31, 2013
Net income attributable to OCI Resources, LP subsequent to initial public offering	$13.0
Less: General partner's interest in net income subsequent to initial public offering	0.2
Limited partners' interest in net income subsequent to initial public offering	$12.8

Weighted average limited partner units outstanding:
Common - Public and OCI Holdings (basic and diluted)	9.8
Subordinated - OCI Holdings (basic and diluted)	9.8

Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings (basic and diluted)	$0.65
Subordinated - OCI Holdings (basic and diluted)	$0.65

Allocation of Net Income
The calculation of net income allocated to the partners is as follows:

($ in millions, except per unit data)	Year Ended December 31, 2013
Net income attributable to common unitholders subsequent to initial public offering:
Distributions (a)	$5.6
Undistributed earnings	0.8
Limited partners' interest in net income subsequent to initial public offering	$6.4

Net income attributable to subordinated unitholders subsequent to initial public offering:
Distributions (a)	$5.6
Undistributed earnings	0.8
Limited partners' interest in net income subsequent to initial public offering	$6.4
(a) Distributions declared per unit $0.5707 which includes the stub period from September 18, 2013 through September 30, 3013 of $0.0707
Intent to Distribute the Minimum Quarterly Distribution
Beginning with the quarter ending December 31, 2013, on or about the 15th day of each of February, May, August and November, we intend to distribute to the holders of record of common and subordinated units on or about the first day of each such month at least the minimum quarterly distribution of $0.5000 per unit, or $2.00 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. The initial minimum quarterly distribution period was from September 18, 2013 through December 31, 2013.
On January 17, 2014, OCI Resources declared its first cash distribution approved by the board of directors of its general partner. The total cash distribution of $0.5707 was comprised of the quarterly distribution of $0.5000 for the fourth quarter 2013, plus the $0.0707 third quarter 2013 distribution, after prorating its quarterly distribution of $0.5000 for the 13 days of operation from September 18, 2013 to September 30, 2013. The cash distribution was paid on February 14, 2014 to unitholders of record on January 30, 2014.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

5. ACCOUNTS RECEIVABLE
Accounts receivable as of December 31, 2013 and 2012 consists of the following:

($ in millions)	2013	2012
Trade receivables	$23.9	$26.2
Other receivables	10.5	9.7
	34.4	35.9
Allowance for doubtful accounts	—	(0.7)
Total	$34.4	$35.2

6. INVENTORY
Inventory as of December 31, 2013 and 2012 consists of the following:

($ in millions)	2013	2012
Raw materials	$5.7	$5.3
Finished goods	10.5	13.5
Stores inventory	25.5	23.3
Total	$41.7	$42.1

7.     PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment as of December 31, 2013 and 2012 consists of the following:

($ in millions)	2013	2012
Land and land improvements	$0.3	$0.3
Depletable assets	2.0	2.0
Buildings and building improvements	128.9	129.9
Internal-use computer software	4.1	2.0
Machinery and equipment	594.6	586.0
Mining reserves	65.2	65.2
	795.1	785.4
Less accumulated depreciation, depletion and amortization	(580.0)	(557.9)
Property, plant, and equipment—net	215.1	227.5
Construction in progress	22.9	17.0
Total net book value	$238.0	$244.5
Depreciation, depletion and amortization expense on property, plant, and equipment was $23.9 million, $23.7 million and $23.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
8.     ACCRUED EXPENSES
Accrued expenses as of December 31, 2013 and 2012 consists of the following:

($ in millions)	2013	2012
Accrued freight	$0.5	$3.3
Accrued energy	6.1	5.4
Accrued royalty	4.0	4.4
Accrued employee compensation	5.2	5.3
Accrued other taxes	4.3	4.1
Accrued derivatives	1.1	0.7
Other accruals	5.2	3.0
Total	$26.4	$26.2
9. DEBT

Long-term debt as of December 31, 2013 and 2012 consists of the following:

($ in millions)	2013	2012
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing interest of 0.16% (2013) and 0.28% (2012)	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing interest of 0.16% (2013) and 0.28% (2012)	8.6	8.6
Note payable to Comerica Bank, principal due quarterly installments of $1,000 beginning in 2011, interest payable quarterly, bearing variable interest of 1.86% (2012)	—	32.0
OCI Wyoming credit facility, floating interest rate expiring July 18, 2018	135.0	—
Total debt	155.0	$52.0
Current portion of long-term debt	—	(4.0)
Total long-term debt	$155.0	$48.0

OCI Wyoming Demand Revenue Bonds
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at December 31, 2013 and December 31, 2012. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of December 31, 2013 and December 31, 2012, OCI Wyoming was in compliance with these debt covenants.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The OCI Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of December 31, 2013, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility that were used to repay $30.0 million of an existing credit facility, fund an $11.5 million special distribution to Wyoming Co., and a $91.5 million aggregate special distribution to NRP and OCI Holdings, and to pay approximately $1.3 million of debt issuance costs. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
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
Under the OCI Wyoming Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of the general partner of OCIR (or any entity that performs the functions of the general partner of OCIR). In addition, a change of control would be triggered if OCIR ceases to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of the OCI Wyoming's partnership committee.
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
OCI Wyoming was in compliance with all terms under its long-term debt agreements as of December 31, 2013.

Revolving Credit Facility

On July 18, 2013, OCIR entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, and a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on OCIR's units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At December 31, 2013, OCIR had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. OCIR's obligations under the Revolving Credit Facility are guaranteed by each of OCIR's material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. In addition, OCIR's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of OCIR's assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by OCIR.

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

In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Revolving Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against OCIR or OCIR's material subsidiaries and (v) the occurrence of a default under any other material indebtedness OCIR (or any of OCIR's subsidiaries) may have, including the OCI Wyoming Credit Facility. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Revolving Credit Facility, the lenders may terminate all outstanding commitments under the Revolving Credit Facility and may declare any outstanding principal of the Revolving Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.

Under the Revolving Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, OCI Holdings or OCI GP (or any entity that performs the functions of OCIR's general partner). In addition, a change of control would be triggered if OCIR ceases to own at least 50.1% of the economic interests in OCI Wyoming or ceases to have the ability to elect a majority of the members of OCI Wyoming's partnership committee.

Loans under the Revolving Credit Facility bear interest at our option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent's prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the Revolving Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% based on OCIR's then current consolidated leverage ratio.

OCIR was in compliance with all terms under its long-term debt agreements as of December 31, 2013.

Aggregate maturities required on long-term debt at December 31, 2013 are due in future years as follows:

2017	$8.6
2018	146.4
Total	$155.0

10. RECLAMATION RESERVE
Reclamation reserve as of December 31, 2013 and 2012 consists of the following:

($ in millions)	2013	2012
Balance at beginning of year	$3.6	$3.5
Accretion	0.2	0.1
Balance at end of year	$3.8	$3.6

11. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by OCI Enterprises and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees are based upon years of service and an employee’s average compensation during the final years of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. OCI Enterprises’ funding policy is to contribute annually at least the minimum required contribution based upon years of service and an employee’s average compensation during the final years of service, as defined. The Partnership's allocated portion of OCI Enterprises’ net periodic pension cost was $8.4 million,$9.0 million and $4.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Savings Plan - The OCI 401(k) Retirement Plan covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. The Plan was amended such that participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made by OCI Enterprises for the years ended December 31, 2013, 2012 and 2011 were $2.8 million, $2.4 million and $1.7 million, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
OCI Enterprises accounts for postretirement benefits on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and OCI Enterprises has the right to modify or terminate the plan. OCI Enterprises' post-retirement benefits had a benefits obligation of $21.0 million and $23.7 million at December 31, 2013 and 2012, respectively. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million which will be recognized as a reduction of net periodic postretirement benefit costs in future years. The Partnership’s allocated portion of OCI Enterprises’ postretirement benefit costs were $(0.1) million, $2.2 million and $2.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.
12. INCOME TAXES
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes.
The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the year ended December 31, 2012 are those of the Predecessor. For the year ended December 31, 2013, included in income tax expense is the expense of the Predecessor through September 17, 2013.
The provision for income taxes for the year ended December 31, 2013, 2012 and 2011 includes the following:

	2013	2012	2011
		(Predecessor)	(Predecessor)
Current	$6.8	$16.6	$11.9
Deferred	0.3	(0.2)	2.7
Total provision for income tax	$7.1	$16.4	$14.6
The effective tax rate (excluding net income attributable to non-controlling interest) for the year ended December 31, 2013, 2012 and 2011 includes the following:

	2013		2012		2011
			(Predecessor)		(Predecessor)
	Amount	Rate Effect	Amount	Rate Effect	Amount	Rate Effect
Income tax provision at federal statutory rate	$7.1	35.00%	$18.3	35.00%	$15.6	35.00%
State and local income taxes net of federal tax benefit	0.5	2.36%	0.1	0.24%	0.1	0.30%
Permanent domestic production activity deduction	(0.4)	(2.06)%	(2.1)	(4.01)%	(1.0)	(2.33)%
Other	(0.1)	(0.27)%	0.1	0.23%	(0.1)	(0.15)%
Total provision for income tax	$7.1	35.03%	$16.4	31.46%	$14.6	32.82%
The effective tax rate excludes income taxes on income attributable to non-controlling interest shareholders because the results of OCI Wyoming, L.P.'s operations are taxed to its owners as a partnership for U.S. income tax purposes.
The Partnership is a limited partnership and therefore is not subject to tax, therefore, the deferred tax assets (liabilities) for the Predecessor are included in the consolidated balance sheet as of December 31, 2012 as follows:

2012
(Predecessor)
Current deferred assets	$0.3
Noncurrent deferred liabilities	(36.1)
Net deferred tax liabilities	$(35.8)
The Partnership is a limited partnership and therefore is not subject to tax, therefore, the components of the Predecessor's net deferred tax liabilities as of December 31, 2012 are as follows:

2012
(Predecessor)
Deferred tax asset:
Other	$0.9
Deferred tax liabilities:
Property basis difference	(23.8)
Mining reserve	(12.4)
Other	(0.5)
Net deferred tax liabilities	$(35.8)
13. COMMITMENTS AND CONTINGENCIES
The Partnership leases mineral rights from the U.S. Bureau of Land Management, the state of Wyoming, Rock Springs Royalty Corp. (RSRC), a wholly owned subsidiary of Anadarko Holding Company (AHC), and other private parties. All of these leases provide for royalties based on the value of the products sold. The remaining leases provide for minimum lease payments as detailed in the table below. The Partnership has a perpetual right of first refusal with respect to these leases and intends to continue renewing the leases as has been its practice.
The Partnership entered into a 10 year rail yard switching and maintenance agreement with a third party, Watco Companies, LLC ("Watco"), on December 1, 2011. Under the agreement, Watco provides rail-switching services at the Partnership’s rail yard. The Partnership’s rail yard is constructed on land leased by Watco from Rock Springs Grazing Association and on land by which Watco holds an easement from Anadarko Land Corp; the Rock Springs Grazing Association land lease is renewable every 5 years for a total period of 30 years, while the Anadarko Land Corp. easement lease is perpetual. The Partnership has an option agreement with Watco to assign these leases to the Partnership at any time during the land lease term. An annual rental of $15 thousand is paid under the easement and an annual rental of $60 thousand is paid under the lease.
The Partnership entered into a 10 year track lease agreement with Union Pacific Company for certain rail track used in connection with the rail yard. The agreement expires on December 31, 2014 and we have begun negotiations to renew the contact for another five year term.
As of December 31, 2013, the contractual minimum commitments under the Partnership's various operating leases, including renewal periods, due in future years are as follows:

Leased
($ in millions)	Land

2014	$0.1
2015	0.1
2016	0.1
2017	0.1
2018	0.1
Thereafter	1.7
$2.2
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
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of December 31, 2013, the amount of the bond was $27.1 million (December 31, 2012: $21.3 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond increased in August 2013 and is subject to change upon periodic re-evaluation by the Land Quality Division.
14. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
OCI Chemical is the exclusive sales agent for the Partnership and through its membership in ANSAC, OCI Chemical is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by OCI Chemical are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by OCI Enterprises and OCI Chemical principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand alone basis.
The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charge for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011
OCI Enterprises	$5.5	$4.0	$2.3
OCI Chemical	4.4	5.2	6.7
ANSAC	2.6	1.9	1.8
Total selling, general and administrative expenses - Affiliates	$12.5	$11.1	$10.8
ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.

Net sales to affiliates for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011
ANSAC	$200.4	$229.5	$161.8
OCI Alabama	7.3	7.4	6.8
OCI Company	3.9	—	—
Total	$211.6	$236.9	$168.6

As of December 31, 2013 and December 31, 2012, the Partnership had receivables and payables with OCI affiliates as follows:

	As of December 31,
($ in millions)	2013	2012	2013	2012
	Receivables from affiliates		Payables to affiliates
OCI Enterprises	$0.1	$0.7	$2.2	$18.3
OCI Chemical	10.5	24.4	—	2.5
OCI Europe	7.8	—	—	—
OCI Company	1.9	—	—	—
Other	0.1	1.5	0.1	1.5
Total	$20.4	$26.6	$2.3	$22.3

Accounts payable at December 31, 2012 included amounts payable to Rock Springs Royalty Corporation ("RSRC"), a wholly owned subsidiary of Anadarko, of $1.9 million.

15. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes. The net sales by geographic area for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Years Ended December 31,
($ in millions)	2013	2012	2011
Domestic	$195.1	$199.4	$203.3
International
ANSAC	200.4	229.5	161.8
Other	46.6	33.7	56.8
Total international	247.0	263.2	218.6
Total net sales	$442.1	$462.6	$421.9
The Partnership's largest customer by sales is ANSAC. For the year ended December 31, 2013, there were no other customers who individually accounted for ten percent or more of total revenues.
16. FAIR VALUE MEASUREMENTS
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
The estimated fair value of accounts receivable - net, accounts receivable - ANSAC, due from affiliates - net, accounts payable, due to affiliates and accrued expenses approximate their carrying values due to their short-term nature.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have entered into an interest rate swap designed to hedge our exposure to possible increases in interest rates. The interest rate swap contract was measured at fair value on a recurring basis using Level 2 inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. This contract had an aggregate notional value of $101.5 million and $0.5 million fair value liability as of December 31, 2013 (December 31, 2012: notional value of $26.0 million; fair value liability of $0.6 million)
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
At December 31, 2013 and 2012, the Partnership had no fair value adjustments or fair value measurements for non-financial assets or liabilities.
Financial Assets and Liabilities not Measured at Fair Value
The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with changes in the London InterBank Offered Rate (LIBOR), and changes in the applicable credit spreads have not had a material impact the fair value of long-term debt at December 31, 2013 and 2012. See Note 9 "Debt" for additional information on our debt arrangements.

17. SUBSEQUENT EVENTS
On January 15, 2014, the Partnership Committee of OCI Wyoming, L.P. approved the payment on January 16, 2014 of a cash distribution to the General Partners and the Limited Partners in the aggregate amount of $23.8 million.

On January 17, 2014, the Partnership declared its first cash distribution approved by the board of directors of its general partner. The total cash distribution of $0.5707 per unit is comprised of the quarterly distribution of $0.5000 per unit for the fourth quarter 2013, plus the $0.0707 per unit third quarter 2013 distribution, reflecting the pro rata portion of its quarterly distribution of $0.50 per unit for the 13 days of operation from September 18, 2013 to September 30, 2013. The cash distribution was on February 14, 2014 to unitholders of record on January 30, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2013 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the period ended December 31, 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Management Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Item 9B. Other Information
Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Our general partner manages our operations and activities on our behalf through its directors and officers. OCI Holdings, an indirect, wholly-owned subsidiary of Enterprises, owns all of the membership interests in our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors. Our unitholders are not entitled to elect the directors of our general partner’s board of directors or to directly or indirectly participate in our management or operations. In addition, our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners. References to "our directors" or "our executive officers" refer to the directors or executive officers of our general partner.
The Board of Directors of Our General Partner

The board of directors of our general partner (the “Board”) oversee our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held three meetings during the fiscal year ended December 31, 2013.
Our common units are traded on the NYSE. The NYSE does not require a listed publicly traded partnership, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee. However, our general partner is required to have an audit committee of at least three members within 12 months of the date our common units are first traded on the NYSE, and all our audit committee members are required to meet the independence and experience standards established by the NYSE and the Exchange Act. To satisfy the requirements of the NYSE, our general partner currently intends to add one director to both the Board and the audit committee who is deemed independent under the standards described below, by the end of the one-year transitional relief period.
At the date of this Report, the Board consists of the following four members: Messrs. Kirk H. Milling, Mark J. Lee and William P. O’Neill, Jr. and Ms. Angela A. Minas. The Board has determined that each of Mr. O’Neill and Ms. Minas qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Enterprises or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
Director Experience and Qualifications
In identifying and evaluating candidates as possible director-nominees of our general partner, OCI Holdings will assess the experience and personal characteristics of the possible nominee against the following individual qualifications, which OCI Holdings may modify from time to time:

•	possesses integrity, competence, insight, creativity and dedication together with the ability to work with colleagues while challenging one another to achieve superior performance;
•has attained prominent position in his or her field of endeavor;
•possesses broad business experience;
•has ability to exercise sound business judgment;
•is able to draw on his or her past experience relative to significant issues facing us;
•has experience in our industry or in another industry or endeavor with practical application to our needs;

•	has sufficient time and dedication for preparation as well as participation in board and committee deliberations;
•has no conflict of interest;
•meets such standards of independence and financial knowledge as may be required or desirable; and
•possesses attributes deemed appropriate given the then current needs of the board.

Executive Officers of Our General Partner

The Board appoints all of our executive officers, all of whom are employed by Enterprises and devote such portion of their productive time to our business and affairs as is required to manage and conduct our operations. Our executive officers manages the day-to-day affairs of our business and conduct our operations. We will also utilize a significant number of employees of Enterprises to operate our business and provide us with general and administrative services.
Directors, Executive Officers and Other Significant Employees of Our General Partner
The following table shows information for the current directors and executive officers of our general partner:

Name	Age	Position
Kirk H. Milling	47	Director, President and Chief Executive Officer of our General Partner
Choungho (Charles) Kim	44	Chief Financial Officer of our General Partner
Nicole C. Daniel	45	General Counsel and Secretary of our General Partner
Michael J. Hohn	49	General Manager of OCI Wyoming, L.P.
Mark J. Lee	46	Chairman of Board of Directors of our General Partner
William P. O'Neill, Jr.	68	Director of our General Partner
Angela A. Minas	49	Director of our General Partner
        Kirk H. Milling was appointed as a director and President and Chief Executive Officer of our general partner in April 2013. He has served in positions of increasing responsibility for OCI Chemical since 1999 and currently serves as the President and Chief Executive Officer of Enterprises and OCI Chemical and as Managing Director of OCI Europe. He became the Chairman of OCI Energy and OCI Solar Power, wholly-owned subsidiaries of Enterprises, in January 2011. Mr. Milling has been a director of ANSAC since 2001 and served as Chairman through December 31, 2013. Mr. Milling has a Bachelor of Science in Biochemistry from Texas A&M University and a Master of Business Administration from the University of Connecticut. We believe that Mr. Milling's many years of senior level experience in the chemical industry provide him with a deep understanding of OCI Wyoming's industry, business needs and strategies, and qualify him to serve as a member of the board of directors of our general partner.
        Choungho (Charles) Kim was appointed Chief Financial Officer of our general partner in April 2013 and was appointed Chief Financial Officer of Enterprises, OCI Chemical, OCI Energy and OCI Solar Power in September 2012. Mr. Kim joined the OCI Company group having recently served since 2009 as Finance Team Leader and strategic planning Team Leader for OCI Company Ltd., the Seoul, Korea-based parent of Enterprises Inc. Mr. Kim has nearly 20 years of senior management experience with OCI Company and Enterprises, including leadership roles in finance, strategic planning and treasury. Mr. Kim has a Bachelor of Business Administration from Kon-Kuk University and is a certified Foreign Exchange Manager.
        Nicole C. Daniel was appointed General Counsel and Secretary of our general partner in July 2013. Prior to joining our general partner, from 2002 to 2013, Ms. Daniel was with Albemarle Corporation, a specialty chemical company, most recently serving as Vice President, Deputy General Counsel and Chief Compliance Officer. Ms. Daniel received a Bachelor of Arts degree in Government from The College of William and Mary and a Juris Doctor from Indiana University Maurer School of Law.
        Michael J. Hohn served as Site Manager of OCI Wyoming from September 2007 to October 2012, at which time he was named head of OCI Chemical's soda ash division. Mr. Hohn has more than 25 years of experience in the chemical industry, most recently with BASF (formerly Engelhard Corporation) prior to joining OCI. He earned a Bachelor of Science in Mining Engineering at South Dakota School of Mines and Technology and a Master of Business Administration at Georgia College and State University. Mr. Hohn also serves as President of the Wyoming Mining Association, 2012-2013, and was appointed a director of ANSAC in April 2013.
        Mark J. Lee was appointed as a director of our general partner in April 2013 and appointed as the Chairman of the Board in July 2013. He served as Chief Financial Officer and Executive Vice President of OCI Company from September 2012 until December 2013. Mr. Lee currently serves as President of OCI Global Limited, a wholly-owned subsidiary of OCI Company. Prior to joining OCI Company, from August 2007 to September 2012, Mr. Lee was a partner with Orrick, Herrington and Sutcliffe LLP in Hong Kong. He received a Bachelor of Arts in Professional Option Business from the University of Chicago, a Master of Business Administration from The University of Chicago Booth School of Business, with a concentration in Corporation Finance and a Juris Doctor from The University of Pennsylvania Law School. We believe that Mr. Lee's financial acumen and knowledge of corporate governance and business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
        William P. O'Neill, Jr. was elected as a director of our general partner in July 2013. He has been with International Raw Materials Ltd., or IRM, since its founding in 1979 as President. Based in Philadelphia, IRM is an international marketing company specializing in the wholesale distribution of fertilizers and industrial chemicals. Mr. O'Neill currently serves on the Executive Committee of the Agricultural Retailers Association. He is the most recent past Chair of the Fertilizer Industry Round Table. Additionally, he served as an independent director and audit committee chair for Columbian Chemicals Company from 2006 through 2009. Mr. O'Neill received a Bachelor of Science in Economics from Wharton School of the University of Pennsylvania. In 1988, he returned to Wharton attending the Advanced Management Program and, in 2006, The Directors Consortium. He also is a graduate of and was an instructor for the U.S. Army Artillery Officers Candidate School. We believe that Mr. O'Neill's many years of senior level experience in the chemical industry and knowledge of corporate governance and business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Angela A. Minas was appointed as a director of the General Partner on December 11, 2013. Ms. Minas currently serves as Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a private, exploration and production portfolio company backed by Pine Brook Road Partners, a private equity firm. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of DCP Midstream Partners, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners, a public master limited partnership. Ms. Minas received both a Bachelor of Arts in Managerial Studies and a Master of Business Administration from Rice University. Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.
Committees of the Board of Directors

The Board has established an audit committee and a conflicts committee. Messrs. Millings, O’Neill, Jr. and, Ms. Minas are currently the initial members of the audit committee and Mr. O'Neill serves as chairperson. At least two independent members of the Board will serve on a conflicts committee to review specific matters that the Board believes may involve conflicts of interest. The Board will determine whether to refer the matter to the conflicts committee on a case-by-case basis in accordance with our partnership agreement. We do not have a compensation committee, but rather the Board approves equity grants to and compensation of our directors, and the compensation committee of Enterprises approves compensation of our officers. We do not have a nominating and corporate governance committee in view of the fact that OCI Holdings, which owns our general partner, controls appointments to the Board.

Audit Committee

We are required to have an audit committee of at least three members who meet the independence and experience standards established by the NYSE and the Exchange Act. In accordance with the rules of the NYSE, we have appointed two independent directors since the IPO, and we must appoint at least one additional independent director within 12 months of the initial listing of our units in connection with the IPO. The Board has determined that each director appointed to the audit committee is “financially literate,” and Mr. O'Neill, who serves as chairperson of the audit committee, has “accounting or related financial management expertise” and constitutes an “audit committee financial expert” in accordance with SEC and NYSE rules and regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ociresources.com under the Corporate Governance tab.

The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, and (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee was formed in connection with our IPO and met twice during the remainder of the 2013 fiscal year.

Conflicts Committee

The conflicts committee will determine if the resolution of the conflict of interest is in our best interest. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at

www.ociresouces.com under the Corporate Governance tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including OCI Holdings, may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee did not meet in 2013.

Board Leadership Structure and Role in Risk Oversight

The Board has no formal policy with respect to the separation of the offices of chairperson of the Board and chief executive officer. Instead, that relationship is defined and governed by the first amended and restated limited liability company agreement of our general partner, which permits the same person to hold both offices. The Board believes that whether the offices of chairperson of the board and chief executive officer are combined or separated should be decided by the Board, from time to time, in its business judgment after considering relevant circumstances. Mr. Lee currently serves as chairman of the Board. Directors of the Board are designated or elected by OCI Holdings. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Our corporate governance guidelines provide that the Board is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our independent registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.

Executive Sessions of Independent Directors

The Board plans to hold regular executive sessions in which the independent directors of the Board meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. Pursuant to our Corporate Governance Guidelines, we have our Audit Committee Chairperson preside over these executive sessions.

Communication with the Board of Directors

A holder of our units or other interested party who wishes to communicate with the non-management directors or independent directors of our general partner may do so by contacting our corporate secretary at the address or phone number appearing on the front page of this Report. Communications will be relayed to the intended recipient of the Board except in instances where it is deemed unnecessary or inappropriate to do so. Any communications withheld will nonetheless be recorded and available for any director who wishes to review them.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of our equity securities. To our knowledge, based solely on a review of these reports, other and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2013, except that, due to an administrative oversight, the Form 4 required by OCI Holdings in connection with our issuance to OCI Holdings of 750,000 common units upon the expiration of the underwriters' option to purchase additional common units was not timely filed. On February 14, 2014, a Form 5 was filed to report the issuance of 750,000 common units to OCI Holdings on October 14, 2013.

Code of Ethics

We have adopted a code of conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees. We intend to disclose any amendments to or waivers of the code of conduct and ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website at www.ociresources.com under the Corporate Governance tab. Additionally, the Board has adopted corporate governance guidelines for the directors and the Board. The code of conduct and ethics and the corporate governance guidelines may be found on our website at www.ociresources.com under the Corporate Governance tab.
ITEM 11. Executive Compensation
We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosure required of a “smaller reporting company.”

Compensation Overview

We do not directly employ any of the persons responsible for managing our business, and, as permitted by the NYSE’s rules applicable to publicly traded partnerships, we do not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of Enterprises or its affiliates. The compensation of Enterprises' or its affiliates' employees that perform services on our behalf, including our general partner's executive officers, other than awards that may be granted under the OCI Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan”), is determined and approved by Enterprises. We reimburse Enterprises for such services and compensation, and our reimbursement is governed by the omnibus agreement and are based on Enterprises' methodology used for allocating general and administrative expenses to us. Such expenses are generally allocated to us based on the time the employees spend on our business and the actual direct costs they incur on our behalf. The general partner has adopted the Plan to promote our interests by providing employees of the general partner’s affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Awards granted under the Plan are approved by the Board (or a committee designated by the Board). We do not have any employment agreements with these officers. Ultimately, Enterprises has ultimate decision making authority with respect to the compensation of our executive officers, other than awards that may be granted under the Plan.

2013 Executive Compensation

We were formed in April 2013 and completed our IPO in September 2013. Kirk H. Milling is the President and Chief Executive Officer and a director of the Board of our general partner. During the fiscal year ended December 31, 2013, we and our general partner did not incur any cost or liability under the omnibus agreement with respect to compensation of executive officers, including Mr. Milling. In addition, our general partner did not grant any equity-based awards under the Plan during the year ended December 31, 2013. Accordingly, neither we, nor our general partner, had accrued any financial obligations related to the compensation for our executive officers for the fiscal year ended December 31, 2013. As such, there is no compensation to disclose with respect to any executive officers, including Mr. Milling, for the fiscal year ended December 31, 2013 or for any prior periods.

Executive Compensation Program

We anticipate Enterprises will approve the compensation of our named executive officers for the year ending December 31, 2014, other than awards that may be granted under the Plan, in a manner consistent with the objectives of its compensation program, which is to attract and retain the best possible executive talent, to tie annual and long-term cash and equity to achievement of measurable corporate and individual performance goals and objectives, and to align executives' incentives with unitholder value creation. We expect the primary elements of the 2014 compensation program will be a combination of base salary and annual and long-term incentives, including both cash bonuses and equity-based awards granted under the Plan. Overall, Enterprises' executive compensation program is intended to create the opportunity for total compensation that is comparable with that available to executives at other companies of similar size in comparable industries.

In accordance with applicable disclosure rules, we plan to disclose the portion of compensation paid to our named executive officers during the fiscal year ending December 31, 2014 that is attributable to services performed by those executives for us in our Form 10-K for the fiscal year ending December 31, 2014. The Board will approve any named executive officer awards granted under the Plan for the fiscal year ending December 31, 2014 consistent with the purpose of the Plan, which is described below. All compensation determinations are discretionary and are, as noted above, subject to the decision-making authority of Enterprises or the Board (or a committee thereof), as applicable.

2013 Long-Term Incentive Plan

On July 25, 2013, in connection with our initial public offering, we adopted the Plan. The Plan is intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards. As of December 31, 2013, there were no awards granted under the Plan.

All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. Subject to adjustment as provided in the Plan, a total of 956,000 common units are available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.

Director Compensation

Officers or employees of Enterprises or its affiliates who also serve as directors of our general partner do not receive additional compensation or their service as a director of our general partner. Mr. O’Neill and Ms. Minas each received compensation for service as a director during the year ended December 31, 2013, as set forth in the following table:

Name	Fees earned or paid in cash ($)	Unit awards ($) (1)	All other compensation ($)	Total ($)
William P. O’Neill, Jr.(2)	25,668	—	—	25,668
Angela A. Minas(3)	1,971	—	—	1,971
________________

(1)	At December 31, 2013, none of the directors held any outstanding equity awards in the Partnership.

(2)	Mr. O'Neill was appointed to the Board and the audit committee of our general partner on July 25, 2013.
(3)	Ms. Minas was appointed to the Board and the audit committee of our general partner on December 11, 2013.

For 2014, our director compensation program for directors who are not also officers or employees of Enterprises or its affiliates consists of the following and will be subject to revision by the Board from time to time:

•
An annual retainer of approximately $125,000, of which approximately $62,500 will be paid in the form of an annual cash retainer and the remaining $62,500 will be paid in a grant of common units under the Plan.

•	For the audit committee chair and the conflicts committee chair, an annual committee chair retainer of $5,000 and $2,500, respectively.

In addition, each non-employee director will be reimbursed for out-of-pocket expenses in connection with attending such meetings. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership of our common and subordinated units as of March 10, 2014 owned by:

•	each person known by us to be a beneficial owner of more than 5% of our units;

•	each of the directors of our general partner;

•	each of the executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
Percentage of total units to be beneficially owned is based on 9,775,500 common units and 9,775,500 subordinated units outstanding. The list of beneficial owners in presented in the following table below:

Name of Beneficial Owner (1)	Common Units To Be Beneficially Owned(2)	Percentage of Common Units To Be Beneficially Owned	Subordinated Units To Be Beneficially Owned	Percentage of Subordinated Units To Be Beneficially Owned	Percentage of Total Common and Subordinated Units To Be Beneficially Owned
OCI Wyoming Holding Co.(2)	4,775,500	48.9%	9,775,500	100.0%	74.4%
Lonestar Partners, L.P. (4)	948,100	9.7%	—	—	4.8%
FMR LLC (3)	500,000	5.1%	—	—	2.6%
Kirk H. Milling	—	—	—	—	—
Choungho Kim	—	—	—	—	—
Nicole C. Daniel	1,000	*	—	—	*
Mark J. Lee	—	—	—	—	—
Michael J. Hohn	—	—	—	—	—
William P. O'Neill, Jr.	2,500	*	—	—	*
Angela A. Minas	5,000	*	—	—	*
All directors and executive officers as a group (7 people)	8,500	*	—	—	*

* Beneficial ownership represents less than 1% of the Partnership's outstanding common units.

(1)	Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.

(2)
OCI Holdings, the sole member of our general partner, owns 4,775,500 common units and 9,775,500 subordinated units representing limited partner interests in us. OCI Company, a publicly traded company on the Korea Stock Exchange, owns all of the ownership interests of OCI Enterprises, which owns all of the ownership interests of OCI Chemical, which owns all of the ownership interests of OCI Holdings, the sole member of our general partner. Each of OCI Company, OCI Enterprises and OCI Chemical may, therefore, be deemed to beneficially own the units held by OCI Holdings. OCI Company disclaims such beneficial ownership. The address for OCI Company is 50 Segong-Dong, Jung-Gu, Seoul, 100-718, Korea.

(3)
The ownership set forth is based in its entirety on material contained in a Schedule 13G filed jointly by FMR LLC, a Delaware limited liability company ("FMR"), and Edward C. Johnson 3d ("Mr. Johnson") with the SEC on February 14, 2014. Mr. Johnson is Chairman of FMR and members of Mr. Johnson's family may be deemed a controlling group with respect to FMR due to their ownership of FMR voting shares and their entry into a voting agreement with respect to such shares. Fidelity Management & Research Company ("Fidelity") is a wholly-owned subsidiary of FMR and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Mr. Johnson and FMR, through its control of Fidelity, each has sole power to dispose of the 948,100 shares owned by various investment companies for which Fidelity serves as investment advisor (the “Funds”). Neither FMR nor Mr. Johnson has the sole power to vote or direct the voting of the shares owned directly by the Funds, which power resides with the Funds’ boards of trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ boards of trustees. The address for FMR, Mr. Johnson and Fidelity is 245 Summer Street, Boston MA 02109.

(4)
The ownership information set forth is based in its entirety on material contained in a Schedule 13G/A filed jointly by Lonestar Partners, L.P., a Delaware limited partnership (“Lonestar”), Cottonwood Capital GP LLC, a Delaware limited liability company (“Cottonwood”), Lonestar Capital Management LLC, a Delaware limited liability company (“LCM"), Peter Levinson, a United States citizen (“Levinson”),  Jerome L. Simon, a United States citizen (“Simon”) and Yedi Wong, a United States citizen (“Wong”) with the SEC on February 14, 2014. The address of the principal business office of the reporting persons is One Maritime Plaza, Suite 1105, San Francisco, CA. The 500,000 common units are owned directly by Lonestar. Cottonwood, as the general partner of Lonestar, may be deemed to be a beneficial owner of all such common units owned by Lonestar. LCM, as the investment adviser to Lonestar, may be deemed to be a beneficial owner of all such common units owned by Lonestar. Each of Simon and Wong, as a member of Cottonwood and the managing member and chief financial officer, respectively, of LCM, may be deemed to be a beneficial owner of all such common units owned by Lonestar. Effective October 9, 2013, Levinson resigned as a member of Cottonwood and as managing director of LCM. Accordingly, as of that date, Levinson may no longer be deemed a beneficial owner of any common units beneficially owned by such entities. Each of Cottonwood, LCM, Simon and Wong disclaims any beneficial ownership of any such common units owned by Lonestar.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2013:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	956,000

(1)                                 Adopted by the board of directors of our general partner on July 25, 2013 in anticipation of our IPO.

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 10, 2014, OCI Holdings owns 4,775,500 common units and 9,775,500 subordinated units representing a 72.9% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing a 2.0% general partner interest in us and all of our incentive distribution rights.
        The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm's length negotiations. These terms and agreements are not necessarily at least as favorable to us as the terms that could have been obtained from unaffiliated third parties.
Distributions and Payments to Our General Partner and Its Affiliates
        The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of OCI Resources LP.

Formation Stage

The aggregate consideration received by our general partner and its affiliates for the contribution of their interests	4,775,500 common units;
9,775,500 subordinated units;
399,000 general partner units representing a 2.0% general partner interest; and
all of our incentive distribution rights.

We received estimated net proceeds of approximately $83.5 million from our IPO, after deducting the underwriting discount, the structuring fee and estimated offering expenses. We paid a portion of the net proceeds to Wyoming Co. in exchange for the contribution of its 10.02% limited partner interest in OCI Wyoming to us and distributed all of the remaining net proceeds of the IPO to OCI Chemical.

Operational Stage

Distributions to our general partner and its affiliates
We will generally make cash distributions 98.0% to our unitholders, pro rata, including our general partner and its affiliates as the holders of an aggregate of 4,775,500 common units and all of the subordinated units, and 2.0% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions we make above the highest target distribution level.

Payments to our general partner and its affiliates
Assuming we have sufficient cash to pay the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner would receive annual distributions of approximately $0.8 million on its general partner interest and OCI Holdings would receive annual distributions of $29.1 million on its common and subordinated units.

Neither our general partner nor Enterprises will receive a management fee or other compensation in connection with our general partner's management of us, but, prior to making any distribution on our common units, we will reimburse Enterprises and certain of its affiliates, including OCI Holdings, OCI Chemical and Enterprises, for all expenses they incur and payments they make on our behalf pursuant to the omnibus agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and such affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by such affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage

Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their particular capital account balances.

Contribution Agreement

On September 18, 2013, in anticipation of the closing of our IPO, we entered into a Contribution, Assignment and Assumption Agreement by and among tus, the General Partner, Wyoming Co., OCI Holdings and OCI Chemical (the “Contribution Agreement”). Pursuant to the Contribution Agreement, in connection with the closing of our IPO, (i) Wyoming Co. contributed its 10.02% limited partner interest in OCI Wyoming to us in exchange for a cash payment to Wyoming Co. of approximately $65.3 million paid from the proceeds of the IPO, (ii) we issued to OCI Holdings 4,775,500 common units (750,000 common units were issued to OCI Holdings on

October 14, 2013 at the expiration of the underwriters' option to purchase additional common units after the underwriters chose not to exercise the option) and 9,775,500 subordinated units representing a recapitalized 72.9% ownership interest in us, and we distributed approximately $18.0 million to OCI Holdings from the proceeds of the IPO, (iii) we issued to the General Partner 399,000 general partner units, in part representing a continuation of the General Partner’s 2.0% general partner interest in us and in part on behalf of OCI Holdings, and the Incentive Distribution Rights ("IDRs"), in us (as defined in the Partnership Agreement), and (iv) we redeemed the initial interests of the General Partner and OCI Holding and refunded OCI Holding’s initial contribution of $1,000.00 and any interest or other profit that may have resulted from the investment or other use of such initial capital contribution to OCI Holdings. Such transactions are referred to as the “Contribution Transactions.”
Omnibus Agreement
        In connection with the consummation of our IPO, we entered into an omnibus agreement with our general partner and Enterprises that addresses certain aspects of our relationship with Enterprises and its affiliates, including:

•	our obligation to reimburse Enterprises and its affiliates for certain direct operating expenses they pay on our behalf;

•	our obligation to reimburse Enterprises and its affiliates for providing us corporate, general and administrative services, including our allocated portion of the cost of insurance for our operations;

•
Enterprises' obligation to indemnify or reimburse us for losses or expenses relating to or arising from (i) certain preclosing environmental liabilities; (ii) certain title and rights-of-way matters; (iii) our failure to have certain necessary governmental consents and permits; (iv) certain preclosing tax liabilities; (v) the use of the name "OCI" and other trademarks; and (vi) assets retained by Enterprises and its affiliates;

•	our obligation to indemnify Enterprises for losses attributable to the ownership or operation of our assets after the closing of the IPO; and

•
our use of "OCI" as part of our or any of our subsidiaries' names, and as a trademark and service mark, or as part of a trademark or service mark, for our or our subsidiaries' products and services and other matters.

Reimbursement of General and Administrative Expense
Under the omnibus agreement, Enterprises performs, or will cause its affiliates to perform, centralized corporate, general and administrative services for us, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, we reimburse Enterprises and its affiliates for the expenses incurred by them in providing these services. The omnibus agreement further provides that we will reimburse Enterprises and its affiliates for our allocable portion of the premiums on any insurance policies covering our assets.
Enterprises has agreed to perform, or to cause its affiliates to perform, all services under the relevant provisions of the omnibus agreement using at least the same degree of care, quality, timeliness and skill as its or its affiliates past practice in performing the services for our business prior to its acquisition by us.
We also reimburse Enterprises for any additional state income, franchise or similar tax paid by Enterprises resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with Enterprises as required by applicable law. The amount of any such reimbursement is limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Enterprises.
Indemnification
Pursuant to the omnibus agreement, we are entitled to indemnification from Enterprises for certain liabilities and we are required to indemnify Enterprises for certain liabilities. However, our assets constitute substantially all of Enterprises' assets. Enterprises' indemnification obligations to us include the following:
Environmental. For a period of three years after the closing of the IPO, Enterprises will indemnify us for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets contributed to us and occurring on or before the closing date of the IPO. The maximum liability of Enterprises for these indemnification obligations will not exceed $10 million and Enterprises will not have any obligation under these indemnification obligations until our aggregate losses exceed $500,000, after which Enterprises shall be liable for the full amount of such claims in excess of $500,000. Enterprises will have no indemnification obligations with respect to environmental or toxic tort claims made as a result of additions to, or modifications of, environmental laws promulgated on or after the closing of the IPO.

Title. For a period of three years after the closing of the IPO, Enterprises will indemnify us for losses relating to our failure to have valid and indefeasible easement rights, rights-of-way, leasehold and/or fee ownership interests in and to the lands on which our assets are located, and such failure renders us liable to a third party or prevents us from using or operating our assets in substantially the same manner that our assets were used and operated immediately prior to the closing of the IPO.

Governmental consents and permits. For a period of three years after the closing of the IPO, Enterprises will indemnify us for losses relating to our failure to have any consent or license or governmental permit or waiver where such failure prevents us from using or operating our assets in substantially the same manner that our assets were used and operated immediately prior to the closing of the IPO.

Taxes. Until 60 days after the expiration of any applicable statute of limitations, Enterprises will indemnify us for any income taxes attributable to operations or ownership of the assets prior to the closing of the IPO, including any such income tax liability of Enterprises and its affiliates that may result from our formation transactions or that arises under Treasury Regulation Section 1.1502-6.

Use of "OCI." For a period of three years after the closing of the IPO, Enterprises will indemnify us for losses relating to the use of "OCI" as part of our or any of our subsidiaries' names, and as a trademark and service mark, or as part of a trademark or service mark, for our or our subsidiaries' products and services and other matters.

Retained Assets. Enterprises will indemnify us indefinitely for losses relating to assets and investments owned by Enterprises and its affiliates that are not contributed to us.
In no event will Enterprises be obligated to indemnify us for any claims, losses or expenses or income taxes referred to in the bullets above to the extent either (i) reserved for in our financial statements as of December 31, 2012, or (ii) we recover any such amounts under available insurance coverage or other recoveries against any third party.
We will indemnify Enterprises for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to Enterprises' indemnification obligations.
Competition
Under our partnership agreement, Enterprises and its affiliates are expressly permitted to compete with us.
Amendment and Termination
 The omnibus agreement can be amended by written agreement of all parties to the agreement. However, we may not agree to any amendment or modification that would, in the reasonable determination of our general partner, be adverse in any material respect to the holders of our common units without prior approval of the conflicts committee. So long as there is not a change of control of our general partner, our sponsor or us, the omnibus agreement will remain in full force and effect unless mutually terminated by the parties. If there is a change of control of our general partner, our sponsor or us, the omnibus agreement will terminate, provided the indemnification obligations described above will remain in full force and effect in accordance with their terms.
Transactions with Affiliates
OCI Chemical and OCI Wyoming are party to a sales agreement dated July 18, 1961 but have waived the provisions of that agreement since January 1, 2005. Under the current business arrangement, OCI Chemical contracts with customers, including ANSAC, for the sale of the soda ash that OCI Wyoming produces, and OCI Wyoming delivers soda ash directly to the customers. Though OCI Chemical is the contractual party with customers, any risk of loss related to soda ash is passed directly to OCI Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. OCI Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with OCI Wyoming. OCI Wyoming also bears any risk of loss from liability claims related to soda ash. OCI Chemical receives sales proceeds directly from customers on behalf of OCI Wyoming, and OCI Chemical then transfers the total proceeds of the sales directly to OCI Wyoming, less OCI Chemical's actual costs of sales and marketing. OCI Chemical's costs are allocated to OCI Wyoming by Enterprises based on the amount of time spent by OCI Chemical providing such services. For the year ended December 31, 2013, these charges amounted to approximately $2.6 million. OCI Chemical also contracts with various land and sea carriers for freight transportation on behalf of OCI Wyoming. All such actual freight costs are charged directly to OCI Wyoming.
Substantially all of OCI Wyoming's selling and marketing expenses and general and administrative expenses are expenses charged to OCI Wyoming by Enterprises and OCI Chemical for actual expenses incurred by them on behalf of OCI Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.
OCI Wyoming also makes sales of soda ash to OCI Alabama, LLC, or OCI Alabama, an affiliate of OCI Chemical that manufactures sodium percarbonate. These sales of soda ash to OCI Alabama were approved by the partnership committee of OCI Wyoming in 2002, and are not made pursuant to any written sales agreement. The price of such sales is based on the average price of arms' length sales made by OCI Wyoming to similar size businesses. For the year ended December 31, 2013, sales to OCI Alabama were approximately $7.3 million. See Item 8, Financial Statements and Supplementary Data, Note 14 , "Related-Party Transactions," for more information.

OCI Chemical is a member company of ANSAC, and had an approximate 37.5%, 37.4% and 31.4% participation interest at December 31, 2013, 2012 and 2011, respectively. Kirk Milling, the chief executive officer of OCI Chemical and director and chief executive officer of our general partner, has served as a director of ANSAC since 2001, and Michael Hohn, the head of OCI Chemical's soda ash division and the general manager of OCI Wyoming, was appointed a director of ANSAC in April 2013. We made approximately 45.3% of our total net sales for the year ended December 31, 2013 through OCI Chemical's membership in ANSAC. In addition, ANSAC provides logistics and support services for all of our export sales.
The personnel who operate our assets are employees of Enterprises. Enterprises directly charges us for the payroll and benefit costs associated with employees and carries the obligations for other employee-related benefits in its financial statements. We are allocated a portion of Enterprises' defined benefit pension plan liability and postretirement benefit liability for the employees providing services to us based on an actuarial assessment of that liability.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
        On July 25, 2013, in connection with our IPO, our board of directors of our general partner adopted a written related party transactions policy to document procedures pursuant to which transactions with a “related party” are reviewed, approved or ratified. For the purposes of the policy, a "related person" is any director or executive officer of our general partner, any unitholder known to us to be the beneficial owner of more than 5% of the our common units, and any immediate family member of any such person, and a "related person transaction" is generally a transaction in which we are, or our general partner or any of our subsidiaries is, a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest. Transactions resolved under the conflicts provision of the partnership agreement are not required to be reviewed or approved under the policy.
        The policy sets forth certain categories of transactions that are deemed to be pre-approved by the audit committee of the board of directors of our general partner under the policy. After applying these categorical standards and weighing all of the facts and circumstances, the audit committee of the board of directors of our general partner must then either approve or reject the transaction in accordance with the terms of the policy.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of our general partner and independence requirements applicable for the Board of Directors of our general partner and its committees.

ITEM 14. Principal Accounting Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of OCI Resources LP for the year ended December 31, 2013. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.
Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the year ended December 31, 2013.

Year ended December 31,
2013
Audit fees (1)	$634,790
Audit-related fees (2)	—
Tax fees (3)	809,471
All other fees (4)	1,190,603
Total	$2,634,864

(1) Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including consents and other services related to SEC matters (but excluding IPO services disclosed in footnote 4).
(2) Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.
(3) Tax fees represent fees for professional services rendered in connection with tax compliance. During the year ended December 31, 2013 tax fees related to our IPO services totaled approximately $0.8 million.

(4) All other fees represent fees for services not classifiable under the other categories listed in the table above. During the year ended December 31, 2013, fees associated with our IPO services (excluding the tax fees related to our IPO disclosed in footnote 3) totaled approximately $1.2 million.
Prior to September 18, 2013, our business was conducted by our Predecessor, and was included in the consolidated financial statements of OCI Holdings. Therefore, we did not incur any audit fees prior to September 2013.
Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2013, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) the following documents are included with the filing of this report:

1.	The financial statements filed as part of this Report are listed in Part II, Item 8, “Financial Statements and Supplementary Data.”

2.	No financial statement schedules are required to be filed as part of this Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements or related footnotes in Part II, Item 8, “Financial Statements and Supplementary Data,” or is not required to be filed as the information is not applicable.

3.	The exhibits listed on the Exhibit Index, which follows the glossary of industry terms on page 111, are included with this Report and incorporated by reference into this Item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OCI RESOURCES LP (Registrant)

By:	OCI Resource Partners LLC, its General Partner

By:	/s/ Kirk H. Milling
Kirk H. Milling Chief Executive Officer and Director of OCI Resource Partners LLC, our General Partner
Date: March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Kirk H. Milling	Chief Executive Officer and Director of OCI Resource Partners LLC, our General Partner (Principal Executive Officer)	March 14, 2014
Kirk H. Milling

/s/ Choungho Kim	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2014
Charles (Choungho) Kim

/s/ William P. O'Neill, Jr.	(Director of OCI Resource Partners LLC, our General Partner)	March 14, 2014
William P. O'Neill, Jr.

/s/ Mark J. Lee	(Chairman of the Board of Directors of OCI Resource Partners LLC, our General Partner)	March 14, 2014
Mark J. Lee

/s/ Angela A. Minas	(Director of OCI Resource Partners LLC, our General Partner)	March 14, 2014
Angela A. Minas

GLOSSARY OF INDUSTRY TERMS
ANSAC: American Natural Soda Ash Corporation, a U.S. export cooperative organized under the provisions of the Webb-Pomerene Act of 1918.
Calciner: A large furnace used to heat and bring about thermal decomposition of trona.
Continuous Miner: A machine with a large rotating steel drum equipped with tungsten carbide teeth that scrapes trona from a mining bed seam.
Deca: Sodium carbonate decahydrate, a natural by-product of trona ore processing.
Effective Capacity: The volume of soda ash that can be generated using current operational resources, taking into account scheduled and unscheduled downtime and idled capacity.
Liquor: A solution consisting of sodium carbonate dissolved in water.
Longwall Mining: A mining method employing heavy machinery to cut and remove trona from the wide face of a mine and hoist it to the surface. Longwall mining provides high production rates with low operating costs but requires large areas of medium to thick seams.
Mining Bed: A layer or stratum of trona.
Mining Face: The exposed area of an underground mine from which trona is extracted.
MMBTU: Million British thermal units
MSHA: Mine Safety and Health Administration.
Nameplate Capacity: Maximum potential output of a mining facility.
Non-subsidence mining: Any one of several mining techniques designed to prevent or avoid the collapse of the surface above the mine. Room and pillar mining, which leaves "pillars" to support the roof of a mine, is a form of non-subsidence mining.
Operating Rate: The amount of soda ash produced in a given year as a percentage of effective capacity for that year.
Ore to Ash Ratio: The number of short tons of trona ore it takes to produce one short ton of soda ash.
Purged Liquor: Liquor expelled into collection ponds during trona ore processing.
Recovery Rate: An amount, expressed as a percentage, calculated by dividing the volume of dry soda ash produced by the sum of the volume of dry soda ash produced and the losses experienced in the refinery process.
Reserves: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
Room and Pillar Mining: A mining method wherein underground mineral seams are mined in a network of "rooms." As these rooms are cut and formed, continuous miners simultaneously load trona onto shuttle cars for hoisting to the surface. "Pillars" composed of trona are left behind in these rooms to support the roofs of the mines. Room and pillar mining is often used to mine smaller blocks or center seams.
Run-of-Mine: The amount of trona removed directly from the mine prior to processing.
Seam: Trona deposits occur in layers typically separated by layers of rock. Each layer of trona is called a "seam."
Soda Ash: Sodium carbonate (Na2CO3) in a powder form.
Solution Mining: A mining method in which ore is extracted by dissolving it in a leaching solution and pumping the dissolved ore to the surface for processing. Solution mining is used in situations where minimal seam width or deep mining beds prohibit the use of conventional underground mining techniques.
Tailings Disposal: Disposal of materials left over after the process of separating the soluble portion of trona ore from the non-soluble portion of trona ore.
Trona: Sodium sesquicarbonate (Na3H(CO3)2), a naturally occurring soft mineral, consisting primarily of sodium carbonate, or soda ash, sodium bicarbonate and water.
Trona Ore: Trona that has been removed from the ground.

Exhibit Index

Exhibit Number	Description
3.1
Certificate of Limited Partnership of OCI Resources LP dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
First Amended and Restated Agreement of Limited Partnership of OCI Resources LP dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.3
Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013).

3.4
Amended and Restated Limited Liability Company Agreement of OCI Resource Partners LLC dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
10.1
Contribution, Assignment and Assumption Agreement dated effective as of July 18, 2013 by and between OCI Wyoming Holding Co. and OCI Resources LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.2
Omnibus Agreement dated as of September 18, 2013 by and among OCI Enterprises Inc., OCI Resource Partners LLC and OCI Resources LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report Form 8-K filed with the SEC on September 18, 2013)

10.3
Credit Agreement dated as of July 18, 2013 among OCI Wyoming, L.P., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.4
Credit Agreement dated as of July 18, 2013 among OCI Resources LP, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.5
Third Amended and Restated Agreement of Limited Partnership of OCI Wyoming, L.P. dated as of September 18, 2013 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2013)

10.6
Sodium Lease (WYW0111731), dated December 1, 2007, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.7
Sodium Lease (WYW0111730), dated December 1, 2007, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.8
Sodium Lease (WYW101824), dated June 1, 2008, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.9
Sodium Lease (WYW079420), dated December 1, 2007, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.10
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.11
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.12
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.13
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.14
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.15
License Agreement, dated July 18, 1961, between Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (as amended by Amendment of License Agreement, dated September 20, 2010, between OCI Wyoming, L.P., as successor by assignment from Stauffer Chemical Company of Wyoming, and Rock Springs Royalty Company LLC, as successor in interest to Union Pacific Railroad Company) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.16
Agreement, dated March 10, 1961, among Rock Springs Grazing Association, Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (superseded by Exhibit 10.15) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.17
Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., OCI Resource Partners LLC, OCI Resources LP, OCI Wyoming Holding Co. and OCI Chemical Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

10.18++
OCI Resource Partners LLC 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)

10.19
Second Amended and Restated Agreement of Limited Partnership of OCI Wyoming, L.P. dated as of July 18, 2013 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 14, 2014
23.2*	Consent of Hollberg Professional Group, PC, dated March 14, 2014
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**
Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.1*	Mine Safety Disclosures
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase
* Filed herewith
** Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and are not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended
# Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
++Management contract or compensatory plan or arrangement required to be filed as an exhibit to this 10-K pursuant to Item 15.