Form 10-Q
period 2014-03-31
OCI Resources LP
filed 2014-05-08
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Registrant’s telephone number, including area code: (770) 375-2300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 9,781,950 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at April 30, 2014, the most recent practicable date.

OCI RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the "Predecessor," "we," "our," "us," or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes. References in this Report to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Holdings. References to "our sponsor" or "Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this "Report", where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCI RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in millions)	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$35.4	$46.9
Accounts receivable - net	32.8	34.4
Accounts receivable - ANSAC	63.3	58.1
Due from affiliates - net	31.1	20.4
Inventory	42.3	41.7
Other current assets	0.6	1.2
Total current assets	205.5	202.7
Property, plant and equipment - net	233.9	238.0
Other non-current assets	1.3	1.3
Total assets	$440.7	$442.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9.3	$13.2
Due to affiliates	7.2	2.3
Accrued expenses	25.7	26.4
Total current liabilities	42.2	41.9
Long-term debt	155.0	155.0
Reclamation reserve	3.9	3.8
Total liabilities	201.1	200.7
Commitments and Contingencies (See Note 8)
Equity:
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	104.0	104.5
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	36.0	36.6
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	3.8	3.8
Accumulated other comprehensive loss—interest rate swap	(0.4)	(0.3)
Partners' capital attributable to OCI Resources LP	143.4	144.6
Non-controlling interest	96.2	96.7
Total equity	239.6	241.3
Total liabilities and partners' equity	$440.7	$442.0
See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
($ in millions, except per unit data)	2014	2013
		(Predecessor)

Net sales	$116.2	$108.2
Operating costs and expenses:
Cost of products sold	84.0	81.2
Depreciation and amortization expense	5.4	6.0
Selling, general and administrative expenses	4.2	3.1
Total operating costs and expenses	93.6	90.3
Operating income	22.6	17.9
Other income/(expenses):
Interest expense	(1.2)	(0.4)
Other, net	0.2	0.5
Total other income/(expense), net	(1.0)	0.1
Income before provision for income taxes	21.6	18.0
Provision for income taxes	—	3.1
Net income	$21.6	$14.9
Net income attributable to non-controlling interest	11.3	10.9
Net income attributable to OCI Resources LP/Predecessor	$10.3	$4.0
Other comprehensive (loss)/income:
Interest rate swap	(0.2)	—
Comprehensive income	21.4	14.9
Comprehensive income attributable to non-controlling interest	11.2	10.9
Comprehensive income attributable to OCI Resources LP/Predecessor	$10.2	$4.0

Net income per limited partner unit:
Common - Public and OCI Holdings (basic and diluted)	$0.52	**
Subordinated - OCI Holdings (basic and diluted)	$0.52	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	**

Cash distribution declared per unit	$0.5000	**

** Information is not applicable for the pre-IPO periods.
  See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
($ in millions)	2014	2013
		(Predecessor)
Cash flows from operating activities:
Net income	$21.6	$14.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5.4	6.0
Deferred income taxes	—	(0.3)
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	1.6	(3.9)
Accounts receivable - ANSAC	(5.2)	1.7
Due from affiliates - net	(10.7)	6.1
Inventory	(0.6)	1.7
Other current and other non-current assets	0.7	(1.5)
Increase/(decrease) in:
Accounts payable	(3.9)	(2.7)
Due to affiliates	4.9	5.0
Accrued expenses and other liabilities	0.5	(3.6)
Net cash provided by operating activities	14.3	23.4
Cash flows from investing activities:
Capital expenditures	(2.7)	(2.1)
Net cash used in investing activities	(2.7)	(2.1)
Cash flows from financing activities:
Repayments of long-term debt	—	(1.0)
Distributions to common unitholders	(5.6)	—
Distributions to general partner	(0.2)	—
Distributions to subordinated unitholders	(5.6)	—
Distributions to non-controlling interest	(11.7)	(3.6)
Net cash used in financing activities	(23.1)	(4.6)
Net (decrease)/increase in cash and cash equivalents	(11.5)	16.7
Cash and cash equivalents at beginning of period	46.9	22.7
Cash and cash equivalents at end of period	$35.4	$39.4
 See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

		Partnership
	Predecessor	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR and Predecessor's Equity	Non-controlling Interests	Total Equity
($ in millions)
Balance at December 31, 2012	$130.0	$—	$—	$—	$(0.2)	$129.8	$142.5	$272.3
Net income	4.0	—	—	—	—	4.0	10.9	14.9
Distributions	—	—	—	—	—	—	(3.6)	(3.6)
Balance at March 31, 2013	$134.0	$—	$—	$—	$(0.2)	$133.8	$149.8	$283.6

Balance at December 31, 2013	$—	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
Partnership net income	—	5.1	5.0	0.2	—	10.3	11.3	21.6
Distributions	—	(5.6)	(5.6)	(0.2)	—	(11.4)	(11.7)	(23.1)
Interest rate swap adjustment	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Balance at March 31, 2014	$—	$104.0	$36.0	$3.8	$(0.4)	$143.4	$96.2	$239.6
 See accompanying notes.

OCI RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

As used in this Report, the terms "OCI Resources LP," "OCI Resources," the “Partnership," "OCIR," "we," "us," or "our" may refer to OCI Resources LP, which is a Delaware limited partnership formed on April 22, 2013 by OCI Wyoming Holding Co. ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical. On September 18, 2013, the Partnership completed the initial public offering ("IPO") of its common units representing limited partner interests (the "Common Units"). The Partnership owns a controlling interest comprised of 40.98% general partner interest and 10.02% limited partner interest in OCI Wyoming, L.P. ("OCI Wyoming"). The Partnership’s operations consist solely of its investment in OCI Wyoming, which is in the business of mining trona ore to produce soda ash. All soda ash processed is sold to various domestic and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is a related party for export. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

Natural Resource Partners LP ("NRP") currently owns a 39.37% general partner interest and a 9.63% limited partner interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko Holding Company ("Anadarko").

Basis of Presentation and Significant Accounting Policies
OCI Resources completed its IPO of Common Units on September 18, 2013. Reported results of operations for the three months ended and as of March 31, 2014 are the results of the Partnership, however, the three months ended March 31, 2013, are the results of OCI Holdings and its subsidiary (the "Predecessor" or "OCI Holdings"). Unless otherwise noted, financial information for the Predecessor and the Partnership is presented before non-controlling interest. All significant intercompany balances have been eliminated in consolidation.
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

The Restructuring has been accounted for as a reorganization of entities under common control. As a result, the unaudited condensed consolidated financial statements of the Predecessor, for all periods presented, have been restated to reflect the combination of the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. adjusted for certain push-down accounting effects of the Restructuring. In addition, prior to the Restructuring of the 1% limited partner interest, the distributions included cumulative annual priority returns, however, as of the close of the IPO, all priority return distributions have been paid.

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Partnership in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements reflect all adjustments (which include only normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

Non-controlling interests

Prior to the Restructuring and completion of the IPO, non-controlling interests in the unaudited condensed consolidated financial statements of the Predecessor represented the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. and the 48.51% general partner interest in OCI Wyoming owned by Anadarko, and subsequently acquired by NRP. Subsequent to the Restructuring and IPO, non-controlling interests in the unaudited condensed consolidated financial statements of the Partnership consists of 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming owned by NRP.

Use of Estimates
The preparation of these unaudited condensed consolidated financial statements, in accordance with GAAP , requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain amounts reported in the previous period have been reclassified to conform to the current period's reporting presentation.
Subsequent Events
We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
Accounting Pronouncements Recently Adopted and Pending Accounting Pronouncements

We believe recently issued accounting standards had no material effect on our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2014.
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income attributable to OCI Resources LP, after deducting the general partner's interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three months ended March 31, 2014, the weighted-average number of units outstanding equals the total number of units outstanding.
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
Allocation of Net Income
The calculation of net income per unit is as follows:

($ and unit data in millions, except per unit data)	Three Months Ended March 31, 2014
Net income attributable to OCI Resources LP	$10.3
Less: General partner's interest in net income	0.2
Limited partners' interest in net income	$10.1

Weighted average limited partner units outstanding:
Common - Public and OCI Holdings (basic and diluted)	9.8
Subordinated - OCI Holdings (basic and diluted)	9.8

Net income per limited partner unit:
Common - Public and OCI Holdings (basic and diluted)	$0.52
Subordinated - OCI Holdings (basic and diluted)	$0.52

The calculation of net income allocated to the partners is as follows:

($ in millions, except per unit data)	Three Months Ended March 31, 2014
Net income attributable to common unitholders:
Distributions (a)	$4.9
Undistributed earnings	0.2
Limited partners' interest in net income	$5.1

Net income attributable to subordinated unitholders:
Distributions (a)	$4.8
Undistributed earnings	0.2
Limited partners' interest in net income	$5.0

(a) Distributions declared per unit for the period
Intent to Distribute the Minimum Quarterly Distribution
On or about the 15th day of each of February, May, August and November, we intend to distribute to the holders of record of common and subordinated units on or about the first day of each such month at least the minimum quarterly distribution of $0.5000 per unit, or $2.00 on an annualized basis, to the extent we have sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates.
On April 17, 2014, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter 2014 of $0.5000 per unit will be paid on May 15, 2014 to unitholders of record on April 30, 2014.
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
Distributions from Operating Surplus During the Subordination Period
If we make a distribution from operating surplus for any quarter during the subordination period, our partnership agreement requires that we make the distribution in the following manner:

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

•	thereafter, in the manner described in "General Partner Interest and Incentive Distribution Rights" below.
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
3. INVENTORY
Inventory is carried at the lower of cost or market on a first-in, first-out basis. Market is based on current replacement cost for raw materials and stores inventory, and finished goods is based on net realizable value.
Inventory as of March 31, 2014 and December 31, 2013 consists of the following:

($ in millions)	March 31, 2014	December 31, 2013
Raw materials	$7.1	$5.7
Finished goods	9.6	10.5
Stores inventory	25.6	25.5
Total	$42.3	$41.7
4. DEBT

Long-term debt as of March 31, 2014 and December 31, 2013 consists of the following:

($ in millions)	March 31, 2014	December 31, 2013
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, at an annual interest rate of 0.16% at both March 31, 2014 and December 31, 2013, respectively	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, at an annual interest rate of 0.16% at both March 31, 2014 and December 31, 2013, respectively	8.6	8.6
OCI Wyoming credit facility, floating interest rate expiring July 18, 2018	135.0	135.0
Total debt	155.0	$155.0
Current portion of long-term debt	—	—
Total long-term debt	$155.0	$155.0

OCI Wyoming Demand Revenue Bonds
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at March 31, 2014 and December 31, 2013. The loan agreements and reimbursement agreements related to such letters of credit contain covenants relating to OCI Wyoming's obligations with respect to such bonds and letters of credit, as well as other covenants consistent with the covenants in the OCI Wyoming Credit Facility, including, minimum net worth, debt to net worth and interest coverage ratios. As of March 31, 2014, OCI Wyoming was in compliance with these debt covenants. An event of default under the OCI Wyoming Credit Facility will cause an event of default under the reimbursement agreements.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The OCI Wyoming Credit Facility provides for revolving loans to refinance existing indebtedness, to fund working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of March 31, 2014, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility that were used to repay $30.0 million of an existing credit facility, fund an $11.5 million special distribution to Wyoming Co., and a $91.5 million aggregate special distribution to NRP and OCI Holdings, and to pay approximately $1.3 million of debt issuance costs. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
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
OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2014.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit Issuer, and a syndicate of lenders, which will mature on July 18, 2018. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At March 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. As of March 31, 2014, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2014.

Aggregate maturities required on long-term debt at March 31, 2014 are due in future years as follows:

($ in millions)
2017	$8.6
2018	146.4
Total	$155.0
5. RECLAMATION RESERVE
Reclamation reserve as of March 31, 2014 and December 31, 2013 was comprised as follows:

($ in millions)	March 31, 2014	December 31, 2013
Balance at beginning of period	$3.8	$3.6
Accretion	0.1	0.2
Balance at end of period	$3.9	$3.8
6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by OCI Enterprises and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees are based upon years of service and an employee’s average compensation during the final years of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. OCI Enterprises’ funding policy is to contribute annually at least the minimum required contribution based upon years of service and an employee’s average compensation during the final years of service, as defined. The Partnership's allocated portion of OCI Enterprises’ net periodic pension cost was $1.7 million, and $2.5 million for the three months ended March 31, 2014 and 2013, respectively.
Savings Plan - The OCI 401(k) Retirement Plan covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. The Plan was amended such that participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made by OCI Enterprises for the three months ended March 31, 2014 and 2013, were $0.5 million and $0.4 million, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
OCI Enterprises accounts for postretirement benefits on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and OCI Enterprises has the right to modify or terminate the plan. OCI Enterprises' post-retirement benefits had a benefits obligation of $21.8 million and $21.0 million at March 31, 2014 and December 31, 2013, respectively. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million which will be recognized as a reduction of net periodic postretirement benefit costs in future years. The Partnership’s allocated portion of OCI Enterprises’ postretirement benefit costs were $0.1 million and $0.0 million for the three months ended March 31, 2014 and 2013, respectively.
7. INCOME TAXES
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes.
The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the period ended March 31, 2013 are those of the Predecessor.
8. COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership has various litigation, claims and assessments that arise in the normal course of business. Management does not believe, based upon its evaluation and discussion with counsel, that the ultimate outcome of any current matters, individually or in the aggregate, would have a material effect on the Partnership's financial position, results of operations or cash flows.
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of March 31, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

9. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
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
The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charge, for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
OCI Enterprises	$2.0	$1.5
OCI Chemical	1.0	1.1
ANSAC (1)	0.3	0.5
Total selling, general and administrative expenses - Affiliates	$3.3	$3.1

(1) ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.
Cost of goods sold includes logistics services charged by ANSAC of $1.5 million and $1.3 million, for the three months ended March 31, 2014 and 2013, respectively.
Net sales to affiliates for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
ANSAC	$56.7	$47.1
OCI Alabama	1.5	2.0
Total	$58.2	$49.1
As of March 31, 2014 and December 31, 2013, the Partnership had due from/to with OCI affiliates as follows:

	As of
($ in millions)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	Due from affiliates		Due to affiliates
OCI Enterprises	$0.2	$0.1	$5.8	$2.2
OCI Chemical	22.4	10.5	0.2	—
OCI Europe	8.4	7.8	—	—
OCI Company	—	1.9	—	—
Other	0.1	0.1	1.2	0.1
Total	$31.1	$20.4	$7.2	$2.3
10. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.

The net sales by geographic area for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
($ in millions)	2014	2013
Domestic	$48.6	$50.9
International
ANSAC	56.7	47.1
Other	10.9	10.2
Total international	67.6	57.3
Total net sales	$116.2	$108.2
The Partnership's largest customer by sales is ANSAC. For the three months ended March 31, 2014 and 2013 there were no other customers that accounted for ten percent or more of total revenues.
11. FAIR VALUE MEASUREMENTS
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have entered into an interest rate swap designed to hedge our exposure to possible increases in interest rates. The interest rate swap contract was measured at fair value on a recurring basis using Level 2 inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. This contract had an aggregate notional value of $101.0 million and a fair value liability of $0.8 million as of March 31, 2014 (December 31, 2013: notional value of $101.5 million; fair value liability of $0.5 million).
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
At March 31, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Financial Assets and Liabilities not Measured at Fair Value
The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with changes in the London InterBank Offered Rate (LIBOR), and changes in the applicable credit spreads have not had a material impact the fair value of long-term debt at March 31, 2014. See Note 4 "Debt" for additional information on our debt arrangements.

12. SUBSEQUENT EVENTS

Distribution Declaration

On April 17, 2014, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter 2014 of $0.5000 per unit will be paid on May 15, 2014 to unitholders of record on April 30, 2014.

On April 22, 2014, the Partnership Committee of OCI Wyoming, L.P. approved the payment on April 22, 2014 of a cash distribution to the general partners and the limited partners in the aggregate amount of $21.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of financial condition and results of operations in conjunction with the historical unaudited condensed consolidated financial statements, and notes thereto, included elsewhere in this Report.
Cautionary Statements Regarding Forward-Looking Statements
This Report contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. We have based such forward-looking statements on management's beliefs and assumptions and on information currently available to us. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "forecast," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions. In particular, forward-looking statements in this Report include statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth or incorporated by reference in this Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements and, therefore, affect our ability to distribute cash to unitholders, include:

•	changes in general economic conditions in the United States and globally;

•	changes in our relationships with our customers or the loss of or adverse developments at major customers, including the American Natural Soda Ash Corporation, or ANSAC;

•	the demand for soda ash and the development of glass and glass making products alternatives;

•	changes in soda ash prices;

•	changes in demand for glass in the construction, automotive and beverage industries;

•	shifts in glass production from the United States to international locations;

•	the ability of our competitors to develop more efficient mining and processing techniques;

•	operating hazards and other risks incidental to the mining, processing and shipment of trona ore and soda ash;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	increases in electricity and natural gas prices paid by us;

•	inability to renew our mineral leases and license or material changes in lease or license royalties;

•	inability to renew our rail leases and contracts, disruption in railroad service or increases in rail, vessel and other transportation costs;

•	deterioration in our labor relations;

•	large customer defaults;

•	the price and availability of debt and equity financing;

•	changes in interest rates;

•	changes in the availability and cost of capital;

•	our lack of asset and geographic diversification, including reliance on a single facility for conducting our operations;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	anticipated operating and recovery rates at our facility;

•	shutdowns (either temporary or permanent), including, without limitation, the timing and length of planned maintenance outages;

•	increased competition and supply from international soda ash producers, especially in China and Turkey;

•	potential increases in costs and distraction resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with NYSE corporate governance requirements;

•	risks relating to our relationships with Enterprises or its affiliates;

•	control of our general partner by Enterprises;

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner and are employed by Enterprises or its other affiliates;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners which are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•	the effects of existing and future laws and governmental regulations.
These factors should not be construed as exhaustive and we urge you to carefully consider the risks described in this Report, our most recent Form 10-K, and subsequent reports filed with the Securities and Exchange Commission (the "SEC"). You may obtain these reports from the SEC’s website at www.sec.gov. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements.We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
References
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the "Predecessor," "we," "our," "us," or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our IPO), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes. References in this Report to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to OCI Resources LP and its subsidiary, OCI Wyoming, L.P. ("OCI Wyoming"). References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Holdings. References to "our sponsor" or "Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings.
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
Demand for soda ash in the United States is driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serve, such as the automotive and construction industries. Because the United States is a well-developed market, we expect that domestic demand levels will remain stable for the near future. Because future U.S. capacity growth is expected to come primarily from the four major producers in the Green River Basin, we also expect that U.S. supply levels will remain relatively stable in the near term.
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
Energy Costs
One of the primary drivers of our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Historically, our cost of energy, particularly natural gas, has been relatively low, however, during the first quarter of 2014, we experienced higher natural gas prices when compared to first quarter 2013.
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our "ore to ash ratio." For the three months ended March 31, 2014 and 2013, our ore to ash ratio was 1.54: 1.0 and 1.60: 1.0, respectively. which means we required approximately 1.54 million and 1.60 million short tons of trona ore, respectively, to produce approximately 1.0 million short tons of soda ash and liquor.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 81.7% and 81.5% of our total rail freight costs in the United States during the three months ended March 31, 2014 and 2013, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so. Our contract with Union Pacific expires December 31, 2014, and we have begun negotiations to renew the contract.
Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when there is persuasive evidence of an arrangement between us and the customer, products have been delivered to the customer, selling price is fixed or determinable or reasonably estimated and collection is reasonably assured. Substantially all of our sales are derived from sales of soda ash. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices have historically been volatile, ranging between $1.63 and $18.48 per mmBTU per Henry Hub Natural Gas Spot Price. See Part I, Item 3, "Quantitative and Qualitative Disclosure about Market Risk, "Commodity Price Risks", for additional information.
Employee Compensation.    Our employee compensation expenses are affected by headcount and salary levels, as well as incentive compensation paid. Retirement benefits for certain individuals that provide services to us are provided by OCI Enterprises under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees. OCI Enterprises accounts for post-retirement benefits provided to employees on an accrual basis over an employee's period of service. OCI Enterprises has the right to modify or terminate the benefits at will. We also reimburse OCI Enterprises for contributions it makes on our behalf to the OCI 401(k) Retirement Plan based upon specified percentages of employee contributions. See Part I, Item 1. "Financial Statements" - "Note 6" Employee Compensation for more information on the various plans.
Royalties.    We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Anadarko Petroleum or its affiliates, which are calculated based upon a percentage of the value of soda ash produced, or a certain sum per each ton of such products. We also pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
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
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2013, represent the Predecessor's results of operations, reflecting the ownership in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis, adjusted for the effects of the restructuring and certain push down accounting effects. The unaudited condensed consolidated financial statements for the three months ended March 31, 2014, presents the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following tables set forth our results of operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
		(Predecessor)
($ in millions; except for operating data and EBITDA per ton)
Net sales	$116.2	$108.2
Operating costs and expenses:
Cost of products sold	84.0	81.2
Depreciation and amortization expense	5.4	6.0
Selling, general and administrative expenses	4.2	3.1
Total operating costs and expenses	93.6	90.3
Operating income	22.6	17.9
Total other income/(expense), net	(1.0)	0.1
Income before provision for income taxes	21.6	18.0
Provision for income taxes	—	3.1
Net income	$21.6	$14.9
Net income attributable to non-controlling interest	11.3	10.9
Net income attributable to OCI Resources LP/Predecessor	$10.3	$4.0

Operating and Other Data:
Trona ore mined (thousands of short tons)	995.7	969.8
Ore to ash ratio(1)	1.54: 1.0	1.60: 1.0
Soda ash volume sold (thousands of short tons)	655.2	625.7
Domestic (thousands of short tons)	204.4	211.0
International (thousands of short tons)	450.8	414.7
EBITDA(2)	$28.2	$24.4
EBITDA per short ton(3)	$43.04	$39.00

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects EBITDA divided by sales volumes.

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013
Net sales
Our average sales price increased 2.6% to $177.41 per short ton for the three months ended March 31, 2014, as compared to $172.98 per short ton for the three months ended March 31, 2013. For the three months ended March 31, 2014, our net sales increased by 7.4% to $116.2 million from $108.2 million for the three months ended March 31, 2013, as a result of the following:

•
International sales - International sales increased by 18.0% to $67.6 million for the three months ended March 31, 2014, compared to $57.3 million for the three months ended March 31, 2013, primarily as a result of a 8.5% increase in average sales price of $149.99 per short ton during the three months ended March 31, 2014, compared to $138.29 per short ton for the three months ended March 31, 2013. The increase in average international sales price was primarily due to higher prices in Asia. The higher average sales price was accompanied by an increase of 8.7% in international sales volume to approximately 450.8 thousand short tons in 2014 compared to approximately 414.7 thousand short tons in 2013. International sales accounted for approximately 58.2% of our sales for the three months ended March 31, 2014, compared to international sales of 53.0% for the three months ended March 31, 2013.

•
Domestic sales - Domestic sales decreased by 4.5% to $48.6 million for the three months ended March 31, 2014, compared to $50.9 million for the three months ended March 31, 2013, primarily as a result of the 3.1% decrease in volume to approximately 204.4 thousand short tons for the three months ended March 31, 2014, from approximately 211.0 thousand short tons for the three months ended March 31, 2013. Such decrease in sales was accompanied by a decrease of 1.4% in average sales prices over the period. Domestic sales accounted for approximately 41.8% of our sales for the three months ended March 31, 2014, compared to 47.0% for the three months ended March 31, 2013.

Operating costs and expenses
Our cost of products sold, excluding freight costs, increased by 2.1% to $52.5 million for the three months ended March 31, 2014 from $51.4 million for the three months ended March 31, 2013, due primarily to:

•	an increase of 32.2% in natural gas costs to $11.5 million for the three months ended March 31, 2014, compared to $8.7 million for the three months ended March 31, 2013, due to higher rates.

•
a decrease of 5.9% in royalty expense to $4.8 million for the three months ended March 31, 2014, compared to $5.1 million for the three months ended March 31, 2013, due to a reduction in the federal royalty rate from 6% to 4%.

•
a decrease of 4.6% in salaries and benefits to $14.4 million for the three months ended March 31, 2014, compared to $15.1 million for the three months ended March 31, 2013, due to a reduction in benefit expense driven by reduced pension expenses.

•	a decrease of 1.5% in the cost of electricity from $6.8 million to $6.7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to lower usage.

•
an increase of 2.9% in raw material costs to $3.6 million for the three months ended March 31, 2014, compared to $3.5 million for the three months ended March 31, 2013. This is primarily attributable to an increase in sales volume, as well as an increase in the price of certain raw materials used in our mining and refining process. Raw material usage rates in the nine months ended March 31, 2014 were similar to the corresponding period in 2013.

Freight costs.    Our freight costs increased 5.7% to $31.5 million for the three months ended March 31, 2014 from $29.8 million for the three months ended March 31, 2013, primarily due to increased international sales volumes.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 35.5% to $4.2 million for the three months ended March 31, 2014, from $3.1 million for the three months ended March 31, 2013, primarily due to ongoing costs associated with being a public company.
Operating income.    As a result of the foregoing, operating income increased by 26.3% to $22.6 million for the three months ended March 31, 2014, compared to $17.9 million for the three months ended March 31, 2013.
Other income/(expense). net.    Our other non-operating expense increased to $(1.0) million for the three months ended March 31, 2014, compared to $0.1 million other income for the three months ended March 31, 2013.
Provision for income taxes.    The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the three months ended March 31, 2013 are those of the Predecessor. Due to our status as a master limited partnership subsequent to September 18, 2013, we will not be subject to U.S. federal income tax and certain state income taxes.

Net income.    As a result of the foregoing, net income increased by 45.0% to $21.6 million for the three months ended March 31, 2014, compared to $14.9 million for the three months ended March 31, 2013.
Liquidity and Capital Resources
Historically, sources of liquidity for OCI Wyoming included cash generated from operations, borrowings under a credit facility and capital calls from partners. We use cash and require liquidity primarily to finance and maintain our operations, fund capital expenditures for our property, plant and equipment, make cash distributions to holders of our partnership interests, pay the expenses of our general partner and satisfy obligations arising from our indebtedness. Our ability to meet these liquidity requirements will depend on our ability to generate cash flow from operations.
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
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the OCI Wyoming Credit Facility. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and to make quarterly cash distributions. However, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Revolving Credit Facility and the OCI Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
On April 17, 2014, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter 2014 of $0.5000 per unit will be paid on May 15, 2014 to unitholders of record on April 30, 2014.
We intend to continue to pay a minimum quarterly distribution of $0.50 per common, subordinated and general partner units per quarter, which equates to approximately $10.0 million per quarter, or $39.9 million per year, based on the number of common subordinated and general partner units outstanding, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of March 31, 2014, we had a working capital surplus of $163.4 million as compared to a working capital surplus of $160.8 million as of December 31, 2013.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of soda ash in the normal course of our business. We typically receive payment for our domestic sales 38 to 53 days following the date of shipment. For international sales, we typically receive payment 86 to 108 days following the date of shipment. Therefore, as international sales increase, our accounts receivable will also increase, which will result in an increase in our working capital requirements. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the OCI Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
Capital Expenditures
Our operations require investments to expand, upgrade or enhance existing operations and to meet evolving environmental and safety regulations. We distinguish between maintenance and expansion capital expenditures. Maintenance capital expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) are made to maintain, over the long term, our operating income or operating capacity. Examples of maintenance capital expenditures are expenditures to upgrade and replace mining equipment and to address equipment integrity, safety and environmental laws and regulations. Our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves. Expansion capital expenditures are incurred for acquisitions or capital improvements made to increase, over the long term, our operating income or operating capacity. Examples of expansion capital expenditures include the acquisition and/or construction of complementary assets to grow our business and to expand existing facilities, such as projects that increase production from existing facilities, to the extent such capital expenditures are expected to increase our long-term operating capacity or operating income.
Our maintenance and expansion capital expenditures, including accruals, for the three months ended March 31, 2014 and 2013 are in the table below.

Capital Expenditures	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
($ in millions)
Maintenance	$0.6	$2.1
Expansion	0.8	—
Total	$1.4	$2.1

In first quarter 2014, we deferred the majority of our planned capital expenditures until later in the year, to align with the planned outages during those periods, whereas, in first quarter 2013, we limited our capital expenditures to routine maintenance projects.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
($ in millions)
Cash provided by (used in):
Operating activities	$14.3	$23.4
Investing activities	(2.7)	(2.1)
Financing activities	(23.1)	(4.6)
Operating Activities
Our operating activities during the three months ended March 31, 2014 provided cash of $14.3 million, a decrease of 39.2% from the $23.4 million generated during the three months ended March 31, 2013. This decrease in cash provided by operating activities was primarily due to an increase in cash used in working capital of $12.7 million during the three months ended March 31, 2014 compared to $2.8 million cash generated during the three months ended March 31, 2013, offset by a $6.7 million increase in net income during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The cash used in working capital, during the three months ended March 31, 2014, is attributable to increases in export trade during the quarter, which have longer terms, and the timing of the settlement of affiliate receivables. The remaining $0.3 million decrease relates to an increase in changes in deferred income tax of $0.3 million, as the Predecessor's financial statements include U.S. federal and state income tax expense that the Partnership, because of the master limited partnership status, will not be subject to going forward, offset by a decrease in depreciation and amortization expense of $0.6 million during the three months ended March 31, 2014 compared to three months ended March 31, 2013.
Investing Activities
We used $2.7 million in cash during the three months ended March 31, 2014 in investing activities, which related primarily to funding capital expenditures as described in "Capital Expenditures" above. This amount represented an increase of 30.0% compared to $2.1 million during the three months ended March 31, 2013.
Financing Activities
Cash used in financing activities of $23.1 million during the three months ended March 31, 2014 increased by $18.4 million as compared to the three months ended March 31, 2013 due to distributions of $23.1 million in the three months ended March 31, 2014 compared to $3.6 million in the comparable period and a $1.0 million repayment of long term debt that occurred during the three months ended March 31, 2013.
Debt
OCI Wyoming Demand Revenue Bonds
OCI Wyoming has two series of variable rate demand revenue bonds, which we refer to as the revenue bonds. One series of its revenue bonds, which we refer to as the 2018 revenue bonds, are due October 1, 2018 and have an aggregate principal amount of $11.4 million. Interest on the 2018 revenue bonds is payable monthly at an annual rate of 0.16% at both March 31, 2014 and

December 31, 2013. OCI Wyoming's other series of revenue bonds, which we refer to as the 2017 revenue bonds, are due August 1, 2017 and have an aggregate principal amount of $8.6 million. Interest on these revenue bonds is payable monthly at a annual rate of 0.16% at both March 31, 2014 and December 31, 2013. OCI Wyoming's revenue bonds require it to maintain standby letters of credit totaling $20.3 million at each of March 31, 2014 and December 31, 2013 . The loan agreements and reimbursement agreements related to such letters of credit contain covenants relating to OCI Wyoming's obligations with respect to such bonds and letters of credit, as well as other covenants consistent with the covenants in the OCI Wyoming Credit Facility, including, minimum net worth, debt to net worth and interest coverage ratios. As of March 31, 2014, OCI Wyoming was in compliance with these debt covenants. An event of default under the OCI Wyoming Credit Facility will cause an event of default under the reimbursement agreements.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The OCI Wyoming Credit Facility provides for revolving loans to refinance existing indebtedness, to fund working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of March 31, 2014, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility that were used to repay $30.0 million of an existing credit facility, fund an $11.5 million special distribution to Wyoming Co., and a $91.5 million aggregate special distribution to NRP and OCI Holdings, and to pay approximately $1.3 million of debt issuance costs. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
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
OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2014.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit Issuer, and a syndicate of lenders, which will mature on July 18, 2018. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At March 31, 2014, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. As of December 31, 2013, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.
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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2014.

Contractual Obligations
During the three months ended March 31, 2014, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2014.
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of March 31, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of March 31, 2014.
Critical Accounting Policies
During the three months ended March 31, 2014, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2014.

Recently Issued Accounting Standards

We believe recently issued accounting standards had no material effect on our financial statements as of and for the three months ended March 31, 2014.
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States or GAAP. We also present the non-GAAP financial measures of:

•	EBITDA;

•	distributable cash flow; and

•	distribution coverage ratio.

We define EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization, unrealized derivative gains and losses and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow per outstanding unit (as of the end of the period) to cash distributions payable per outstanding unit with respect to such period.

EBITDA, distributable cash flow and distribution coverage ratio are non-GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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
We believe that the presentation of EBITDA, distributable cash flow and distribution coverage ratio provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and distributable cash flow are net income and net cash provided by operating activities. Our non-GAAP financial measures of EBITDA, distributable cash flow and distribution coverage ratio should not be considered as an alternatives to GAAP net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all items that affect net income and net cash provided by operating activities. Investors should not consider EBITDA, distributable cash flow and distribution coverage ratio in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because EBITDA, distributable cash flow and distribution coverage ratio may be defined differently by other companies, including those in our industry, our definition of EBITDA, distributable cash flow and distribution coverage ratio may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The table below presents a reconciliation of the non-GAAP financial measures of EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
	2014	2013
($ in millions, except per unit data)		(Predecessor)
Reconciliation of EBITDA and distributable cash flow to net income and net cash provided by operating activities:
Net income	$21.6	$14.9
Add backs:
Depreciation and amortization expense	5.4	6.0
Interest expense, net	1.2	0.4
Taxes	—	3.1
EBITDA	$28.2	$24.4
Less: EBITDA attributable to non-controlling interest	14.3	13.9
EBITDA attributable to OCI Resources LP/Predecessor	$13.9	$10.5
Less: Cash interest expense, net attributable to OCIR	0.5	**
Maintenance capital expenditures attributable to OCIR(1)	0.3	**
Distributable cash flow attributable to OCI Resources LP	$13.1	**
Cash distribution declared per unit	$0.5000	**
Total units outstanding	19.950	**
Total distributions to unitholders and general partner	$10.0	**
Distribution Coverage Ratio	1.31	**

Net cash provided by operating activities:	$14.3	$23.4
Add/(less):
Deferred income taxes	—	0.3
Net change in working capital	12.7	(2.8)
Interest expense - net	1.2	0.4
Taxes	—	3.1
EBITDA	28.2	24.4
Less: EBITDA attributable to non-controlling interest	14.3	13.9
EBITDA attributable to OCI Resources LP/Predecessor	$13.9	$10.5
Less: Cash interest expense, net attributable to OCIR	0.5	**
Maintenance capital expenditures attributable to OCIR(1)	0.3	**
Distributable cash flow attributable to OCI Resources LP	$13.1	**

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, foreign currency rate and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes.
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of March 31, 2014 was $155.0 million (December 31, 2013: $155.0 million). This debt had a weighted average annual interest rate of 3.0% as of March 31, 2014 (December 31, 2013: 2.3%). We estimate that a 1% change in interest rates would impact our pre-tax income by approximately $0.5 million, based on the debt outstanding as of March 31, 2014 (December 31, 2013: $1.6 million).
We have entered into an interest rate swap designed to hedge our exposure to possible increases in interest rates. This contract had an aggregate notional value of $101.0 million and a fair value liability of $0.8 million as of March 31, 2014 (December 31, 2013: notional value of $101.5 million; fair value liability of $0.5 million).
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
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. Our two primary natural gas suppliers are BP Energy and Iberdrola Renewables. The purchase price we pay does not include the cost of freight so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for transportation of gas with an affiliate of DCP Midstream. We pay a fixed amount to reserve capacity on a daily basis. In order to reduce risk of price fluctuating, we engage in forward purchases of natural gas. Historically, we have purchased approximately 6% of the anticipated gas volume for the next 18 months. An additional 11% is purchased for the upcoming 12 months. Lastly, 17% is purchased for the next 6 months. Therefore, historically, we have purchased approximately 33% of the anticipated natural gas needs for the next 6 months in advance. As gas prices fall below budget price, an additional 33% of the anticipated natural gas needs can, at our discretion, be purchased to cover the next 12 months. We can give no assurance that we will continue this practice.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective as of March 31, 2014 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the period ended March 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
ITEM 1A. Risk Factors
In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2014, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.

Item 5. Other Information
Not applicable

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
3.1
Amendment No. 1, dated as of May 2, 2014, to the First Amended and Restated Agreement of Limited
Partnership of OCI Resources LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 7, 2014)

10.1*++	Form of OCI Resource Partners LLC 2013 Long-Term Incentive Plan Director Unit Agreement
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

* Filed herewith
** Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and are not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended
# Pursuant to Rule 406T of Regulation S-T, the documents formatted in XBRL (Extensible Business Reporting Language) and attached as Exhibit 101 to this report are deemed not filed as part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.
++ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI RESOURCES LP

		By:	OCI Resource Partners LLC,
its General Partner

Date:	May 8, 2014	By:	/s/ Kirk H. Milling
Kirk H. Milling Chief Executive Officer and Director of OCI Resource Partners LLC, the registrant's General Partner (Principal Executive Officer)

Date:	May 8, 2014	By:	/s/ Choungho Kim
Charles (Choungho) Kim Chief Financial Officer of OCI Resource Partners LLC, the registrant's General Partner (Principal Financial Officer and Principal Accounting Officer)