Form 10-Q
period 2014-06-30
OCI Resources LP
filed 2014-08-06
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

The registrant had 9,801,910 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at July 31, 2014, the most recent practicable date.

OCI RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the "Predecessor," "we," "our," "us," or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes. References in this Quarterly Report to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Holdings. References to "our sponsor" or "Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings.

We include cross references to captions elsewhere in this Quarterly Report on Form 10-Q, which we refer to as this "Report", where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OCI RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in millions)	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$46.4	$46.9
Accounts receivable - net	32.6	34.4
Accounts receivable - ANSAC	61.2	58.1
Due from affiliates - net	21.4	20.4
Inventory	44.0	41.7
Other current assets	1.9	1.2
Total current assets	207.5	202.7
Property, plant and equipment - net	233.7	238.0
Other non-current assets	1.1	1.3
Total assets	$442.3	$442.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10.4	$13.2
Due to affiliates	9.0	2.3
Accrued expenses	23.7	26.4
Total current liabilities	43.1	41.9
Long-term debt	155.0	155.0
Reclamation reserve	4.0	3.8
Total liabilities	202.1	200.7
Commitments and Contingencies (See Note 9)
Equity:
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	104.2	104.5
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	36.2	36.6
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	3.8	3.8
Accumulated other comprehensive loss—interest rate swaps	(0.6)	(0.3)
Partners' capital attributable to OCI Resources LP	143.6	144.6
Non-controlling interest	96.6	96.7
Total equity	240.2	241.3
Total liabilities and partners' equity	$442.3	$442.0
See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions, except per unit data)	2014	2013	2014	2013
		(Predecessor)		(Predecessor)

Net sales	$113.0	$110.8	$229.2	$219.0
Operating costs and expenses:
Cost of products sold	79.9	82.4	163.9	163.6
Depreciation and amortization expense	5.8	5.9	11.2	11.9
Selling, general and administrative expenses	5.1	3.5	9.3	6.6
Total operating costs and expenses	90.8	91.8	184.4	182.1
Operating income	22.2	19.0	44.8	36.9
Other income/(expenses):
Interest expense	(1.3)	(0.3)	(2.5)	(0.7)
Other, net	0.2	(0.3)	0.4	0.2
Total other income/(expense), net	(1.1)	(0.6)	(2.1)	(0.5)
Income before provision for income taxes	21.1	18.4	42.7	36.4
Provision for income taxes	—	1.8	—	4.9
Net income	$21.1	$16.6	$42.7	$31.5
Net income attributable to non-controlling interest	10.8	11.1	22.1	22.0
Net income attributable to OCI Resources LP/Predecessor	$10.3	$5.5	$20.6	$9.5
Other comprehensive (loss)/income:
Interest rate swaps	(0.4)	0.1	(0.6)	0.1
Comprehensive income	20.7	16.7	42.1	31.6
Comprehensive income attributable to non-controlling interest	10.6	11.1	21.8	22.0
Comprehensive income attributable to OCI Resources LP/Predecessor	$10.1	$5.6	$20.3	$9.6

Net income per limited partner unit:
Common - Public and OCI Holdings (basic and diluted)	$0.51	**	$1.03	**
Subordinated - OCI Holdings (basic and diluted)	$0.51	**	$1.03	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	**	9.8	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	**	9.8	**

Cash distribution declared per unit	$0.5000	**	$1.0000	**

** Information is not applicable for the pre-IPO periods.
  See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
($ in millions)	2014	2013
		(Predecessor)
Cash flows from operating activities:
Net income	$42.7	$31.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11.4	11.9
Equity-based compensation expense	0.1	—
Deferred income taxes	—	(0.4)
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	1.8	2.9
Accounts receivable - ANSAC	(3.1)	(3.7)
Due from affiliates - net	(1.0)	4.1
Inventory	(2.3)	1.5
Other current and other non-current assets	(0.7)	(0.8)
Increase/(decrease) in:
Accounts payable	(2.8)	(3.0)
Due to affiliates	6.7	6.8
Accrued expenses and other liabilities	(3.6)	(5.0)
Net cash provided by operating activities	49.2	45.8
Cash flows from investing activities:
Capital expenditures	(6.4)	(3.8)
Net cash used in investing activities	(6.4)	(3.8)
Cash flows from financing activities:
Repayments of long-term debt	—	(2.0)
Distributions to common unitholders	(10.5)	—
Distributions to general partner	(0.4)	—
Distributions to subordinated unitholders	(10.5)	—
Distributions to Predecessor	—	(26.3)
Distributions to non-controlling interest	(21.9)	(33.0)
Net cash used in financing activities	(43.3)	(61.3)
Net decrease in cash and cash equivalents	(0.5)	(19.3)
Cash and cash equivalents at beginning of period	46.9	22.7
Cash and cash equivalents at end of period	$46.4	$3.4
 See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

		Partnership
	Predecessor	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR and Predecessor's Equity	Non-controlling Interests	Total Equity
($ in millions)
Balance at December 31, 2012	$130.0	$—	$—	$—	$(0.2)	$129.8	$142.5	$272.3
Net income	9.5	—	—	—	—	9.5	22.0	31.5
Distributions	(26.3)	—	—	—	—	(26.3)	(33.0)	(59.3)
Interest rate swap adjustment	—	—	—	—	0.1	0.1	—	0.1
Balance at June 30, 2013	$113.2	$—	$—	$—	$(0.1)	$113.1	$131.5	$244.6

Balance at December 31, 2013	$—	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
Partnership net income	—	10.1	10.1	0.4	—	20.6	22.1	42.7
Equity-based compensation expense	—	0.1	—	—	—	0.1	—	0.1
Distributions	—	(10.5)	(10.5)	(0.4)	—	(21.4)	(21.9)	(43.3)
Interest rate swap adjustments	—	—	—	—	(0.3)	(0.3)	(0.3)	(0.6)
Balance at June 30, 2014	$—	$104.2	$36.2	$3.8	$(0.6)	$143.6	$96.6	$240.2
 See accompanying notes.

OCI RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

As used in this Report, the terms "OCI Resources LP," "OCI Resources," the “Partnership," "OCIR," "we," "us," or "our" may refer to OCI Resources LP, which is a Delaware limited partnership formed on April 22, 2013 by OCI Wyoming Holding Co. ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical. On September 18, 2013, the Partnership completed the initial public offering ("IPO") of its common units representing limited partner interests (the "Common Units"). The Partnership owns a controlling interest comprised of 51.0% membership interest in OCI Wyoming LLC ("OCI Wyoming"). The Partnership’s operations consist solely of its investment in OCI Wyoming, which is in the business of mining trona ore to produce soda ash. All soda ash processed is sold to various domestic, Korean and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is a related party for export. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners LP ("NRP"), currently owns a 49.0% membership interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko Holding Company ("Anadarko").

Basis of Presentation and Significant Accounting Policies
OCI Resources completed its IPO of Common Units on September 18, 2013. Reported results of operations for the three and six months ended and as of June 30, 2014 are the results of the Partnership, however, the three and six months ended June 30, 2013, are the results of OCI Holdings and its subsidiary (the "Predecessor" or "OCI Holdings"). Unless otherwise noted, financial information for the Predecessor and the Partnership is presented before non-controlling interest. All significant intercompany balances have been eliminated in consolidation.
Reorganization and Restructuring
Prior to the IPO, OCI Wyoming's general partner interests were owned 50.49% and 48.51% by the Predecessor and NRP, respectively, with the 1% limited partner interests in OCI Wyoming being held by OCI Wyoming Co. ("Wyoming Co."). The Predecessor and Wyoming Co. are commonly controlled by OCI Chemical. In connection with the IPO, the following transactions (the "Restructuring") were completed:

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

•
On June 30, 2014, OCI Wyoming converted from a Delaware limited partnership to a Delaware limited liability company (the "Conversion"). At the conclusion of the Conversion, the Partnership and NRP owned a 51.0% and 49.0% membership interest in OCI Wyoming, respectively.

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

The accompanying unaudited interim condensed consolidated financial statements included herein have been prepared by the Partnership in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Certain information and disclosures normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements reflect all adjustments (which include only normal recurring adjustments) necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

Non-controlling interests

Prior to the Restructuring and completion of the IPO, non-controlling interests in the unaudited condensed consolidated financial statements of the Predecessor represented the 1% limited partner interest in OCI Wyoming owned by Wyoming Co. and the 48.51% general partner interest in OCI Wyoming owned by Anadarko, and subsequently acquired by NRP. Subsequent to the Restructuring and IPO, non-controlling interests in the unaudited condensed consolidated financial statements of the Partnership consisted of 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming owned by NRP for the period prior to the Conversion and consists of a 49.0% membership interest in OCI Wyoming owned by NRP for the period after the Conversion.

Use of Estimates
The preparation of these unaudited condensed consolidated financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications
Certain amounts reported in the previous period have been reclassified to conform to the current period's reporting presentation.
Subsequent Events
We have evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
In May 2014 the Financial Accounting Standards Board issued ASU 2014-09, “Revenue Recognition - Revenue from Contracts with Customers” (ASU 2014-09) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income attributable to OCI Resources LP, after deducting the general partner's interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. For the three and six months ended June 30, 2014, the weighted-average number of units outstanding were 9,778,744 common units and 9,775,500 subordinated units.
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

Allocation of Net Income
The calculation of net income per unit is as follows:

($ and unit data in millions, except per unit data)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income attributable to OCI Resources LP	$10.3	$20.6
Less: General partner's interest in net income	0.2	0.4
Limited partners' interest in net income	$10.1	$20.2

Weighted average limited partner units outstanding:
Common - Public and OCI Holdings (basic and diluted)	9.8	9.8
Subordinated - OCI Holdings (basic and diluted)	9.8	9.8

Net income per limited partner unit:
Common - Public and OCI Holdings (basic and diluted)	$0.51	$1.03
Subordinated - OCI Holdings (basic and diluted)	$0.51	$1.03
The calculation of net income allocated to the partners is as follows:

($ in millions, except per unit data)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net income attributable to common unitholders:
Distributions (a)	$5.0	$9.8
Undistributed earnings	0.1	0.3
Limited partners' interest in net income	$5.1	$10.1

Net income attributable to subordinated unitholders:
Distributions (a)	$4.9	$9.8
Undistributed earnings	0.1	0.3
Limited partners' interest in net income	$5.0	$10.1

(a) Distributions declared per unit for the period	$0.5000	$1.0000
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
On July 17, 2014, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter 2014 of $0.5000 per unit will be paid on August 14, 2014 to unitholders of record on August 1, 2014.
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
Inventory as of June 30, 2014 and December 31, 2013 consists of the following:

($ in millions)	June 30, 2014	December 31, 2013
Raw materials	$7.8	$5.7
Finished goods	10.4	10.5
Stores inventory	25.8	25.5
Total	$44.0	$41.7
4. DEBT

Long-term debt as of June 30, 2014 and December 31, 2013 consists of the following:

($ in millions)	June 30, 2014	December 31, 2013
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, at an annual interest rate of 0.16% at both June 30, 2014 and December 31, 2013, respectively	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, at an annual interest rate of 0.16% at both June 30, 2014 and December 31, 2013, respectively	8.6	8.6
OCI Wyoming credit facility, floating interest rate expiring July 18, 2018	135.0	135.0
Total debt	155.0	$155.0
Current portion of long-term debt	—	—
Total long-term debt	$155.0	$155.0

OCI Wyoming Demand Revenue Bonds
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at June 30, 2014 and December 31, 2013. The loan agreements and reimbursement agreements related to such letters of credit contain covenants relating to OCI Wyoming's obligations with respect to such bonds and letters of credit, as well as other covenants consistent with the covenants in the OCI Wyoming Credit Facility, including, minimum net worth, debt to net worth and interest coverage ratios. As of June 30, 2014, OCI Wyoming was in compliance with these debt covenants. An event of default under the OCI Wyoming Credit Facility will cause an event of default under the reimbursement agreements.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The OCI Wyoming Credit Facility provides for revolving loans to refinance existing indebtedness, to fund working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of June 30, 2014, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
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
Under the OCI Wyoming Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's board of managers.
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
OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of June 30, 2014.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At June 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. As of June 30, 2014, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.

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

Under the Revolving Credit Facility, a change of control is triggered if OCI Chemical and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, OCI Holdings or OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or ceases to have the ability to elect a majority of the members of OCI Wyoming's board of managers.

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of June 30, 2014.

Aggregate maturities required on long-term debt at June 30, 2014 are due in future years as follows:

($ in millions)
2017	$8.6
2018	146.4
Total	$155.0
5. RECLAMATION RESERVE
Reclamation reserve as of June 30, 2014 and December 31, 2013 was comprised as follows:

($ in millions)	June 30, 2014	December 31, 2013
Balance at beginning of period	$3.8	$3.6
Accretion	0.2	0.2
Balance at end of period	$4.0	$3.8
6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by OCI Enterprises and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees are based upon years of service and an employee’s average compensation during the final years of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. OCI Enterprises’ funding policy is to contribute annually at least the minimum required contribution based upon years of service and an employee’s average compensation during the final years of service, as defined. The Partnership's allocated portion of OCI Enterprises’ net periodic pension cost was $(0.1) million and $2.5 million for the three months ended June 30, 2014 and 2013, respectively, and $1.6 million, and $5.0 million for the six months ended June 30, 2014 and 2013, respectively.
Savings Plan - The OCI 401(k) Retirement Plan covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. The Plan was amended such that participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made by OCI Enterprises for the three months ended June 30, 2014 and 2013, were $0.5 million and $0.4 million, respectively, and $1.0 million and $0.8 million for the six months ended June 30, 2014 and 2013, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
OCI Enterprises accounts for postretirement benefits on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and OCI Enterprises has the right to modify or terminate the plan. OCI Enterprises' post-retirement benefits had a benefits obligation of $22.4 million and $21.0 million at June 30, 2014 and December 31, 2013, respectively. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million which will be recognized as a reduction of net periodic postretirement benefit costs in future years. The Partnership’s allocated portion of OCI Enterprises’ postretirement benefit costs were $0.0 million and $0.0 million for the three months ended June 30, 2014 and 2013, respectively, and $0.1 million and $0.0 million for the six months ended June 30, 2014 and 2013, respectively.
7. EQUITY - BASED COMPENSATION
In July 2013, our general partner established the OCI Resource Partners LLC 2013 Long-Term Incentive Plan (the "Plan" or "LTIP"). The Plan is intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights ("DERs"), cash awards and other unit-based awards.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of June 30, 2014, subject to adjustment as provided in the Plan, a total of 949,550 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
During the second quarter 2014, a total of 6,450 common units were granted and these awards were fully vested as of the grant date. The total fair value of the awards granted in the second quarter 2014 was approximately $0.1 million at the grant date and as of June 30, 2014.
8. INCOME TAXES
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes.
The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the period ended June 30, 2013 are those of the Predecessor.
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
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of June 30, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
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
The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charges, for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
OCI Enterprises	$2.1	$1.4	$4.1	$2.9
OCI Chemical	1.0	1.2	2.0	2.3
ANSAC (1)	0.7	0.8	1.0	1.3
Total selling, general and administrative expenses - Affiliates	$3.8	$3.4	$7.1	$6.5

(1) ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended June 30, 2014 and 2013 these costs were $3.2 million and $1.8 million, respectively; and $4.7 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively.
Net sales to affiliates for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
ANSAC	$52.9	$51.3	$109.6	$98.4
OCI Alabama	1.2	1.9	2.7	3.9
Total	$54.1	$53.2	$112.3	$102.3
As of June 30, 2014 and December 31, 2013, the Partnership had due from/to with OCI affiliates as follows:

	As of
($ in millions)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	Due from affiliates		Due to affiliates
OCI Enterprises	$0.3	$0.1	$2.5	$2.2
OCI Chemical	13.6	10.5	4.4	—
OCI Europe	6.9	7.8	—	—
OCI Company	—	1.9	—	—
Other	0.6	0.1	2.1	0.1
Total	$21.4	$20.4	$9.0	$2.3
11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.

The net sales by geographic area for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Domestic	$51.7	$49.2	$100.3	$100.1
International
ANSAC	52.9	51.3	109.6	98.4
Other	8.4	10.3	19.3	20.5
Total international	61.3	61.6	128.9	118.9
Total net sales	$113.0	$110.8	$229.2	$219.0
The Partnership's largest customer by sales is ANSAC. For the three and six months ended June 30, 2014 and 2013 there were no other customers that accounted for ten percent or more of total revenues.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have entered into two interest rate swaps designed to hedge our exposure to possible increases in interest rates. The interest rate swap contracts were measured at fair value on a recurring basis using Level 2 inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The contracts had an aggregate notional value of $100.0 million and a fair value liability of $1.1 million as of June 30, 2014 (December 31, 2013: notional value of $101.5 million; fair value liability of $0.5 million).
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
At June 30, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Financial Assets and Liabilities not Measured at Fair Value
The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with changes in the London InterBank Offered Rate (LIBOR), and changes in the applicable credit spreads have not had a material impact the fair value of long-term debt at June 30, 2014. See Note 4 "Debt" for additional information on our debt arrangements.

13. SUBSEQUENT EVENTS

Distribution Declaration

On July 17, 2014, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter 2014 of $0.50 per unit will be paid on August 14, 2014 to unitholders of record on August 1, 2014.

On July 24, 2014, the members of the Board of Managers of OCI Wyoming LLC, approved the payment of a cash distribution to the members in the aggregate amount of $21.0 million. This distribution was paid on July 29, 2014.

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
Cautionary Statements Regarding Forward-Looking Statements
This Report contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. We have based such forward-looking statements on management's beliefs and assumptions and on information currently available to us. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "forecast," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions. In particular, forward-looking statements in this Report include statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. You are cautioned not to place undue reliance on any forward-looking statements. Actual results may vary materially. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements and, therefore, affect our ability to distribute cash to unitholders, include:

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
References
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to the "Predecessor," "we," "our," "us," or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our IPO), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes. References in this Report to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to OCI Resources LP and its subsidiary, OCI Wyoming LLC, ("OCI Wyoming"). References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Holdings. References to "our sponsor" or "Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings.
Introduction and Overview
We are a Delaware limited partnership formed by OCI Holdings to own a 51.0% membership interest in, and to operate the trona ore mining and soda ash production business of, OCI Wyoming. OCI Wyoming is currently one of the world's largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years. On June 30, 2014, OCI Wyoming converted from a Delaware limited partnership to a Delaware limited liability company.
NRP currently owns an indirect 49.0% membership interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko, who held an antecedent interest for all periods presented in this discussion.
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

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our "ore to ash ratio." Our ore to ash ratio for the three and six months ended June 30, 2014, was 1.52: 1.0 and 1.53: 1.0, respectively, and 1.60: 1.0 for both the three and six months ended June 30, 2013.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 78.0% and 80.1% of our total rail freight costs in the United States during the three months ended June 30, 2014 and 2013, respectively; and 79.9% and 80.8% during the six months ended June 30, 2014 and 2013, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so. Our contract with Union Pacific expires December 31, 2014, and we have begun negotiations to renew the contract.
Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when there is (i) persuasive evidence of an arrangement between us and the customer, (ii) products have been delivered to the customer, (iii) selling price is fixed, determinable or reasonably estimated and (iv) collection is reasonably assured. Substantially all of our sales are derived from sales of soda ash. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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
Employee Compensation.    Our employee compensation expenses are affected by headcount and salary levels, as well as incentive compensation paid. Retirement benefits for certain individuals that provide services to us are provided by OCI Enterprises under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees. OCI Enterprises accounts for post-retirement benefits provided to employees on an accrual basis over an employee's period of service. OCI Enterprises has the right to modify or terminate the benefits at will. We also reimburse OCI Enterprises for contributions it makes on our behalf to the OCI 401(k) Retirement Plan based upon specified percentages of employee contributions. See Part I, Item 1. "Financial Statements" - Note 6 - Employee Compensation for more information on the various plans.
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
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013, represent the Predecessor's results of operations, reflecting the ownership in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis, adjusted for the effects of the restructuring and certain push down accounting effects. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014, are the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following tables set forth our results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
		(Predecessor)		(Predecessor)
($ in millions; except for operating data and EBITDA per ton)
Net sales	$113.0	$110.8	$229.2	$219.0
Operating costs and expenses:
Cost of products sold	79.9	82.4	163.9	163.6
Depreciation and amortization expense	5.8	5.9	11.2	11.9
Selling, general and administrative expenses	5.1	3.5	9.3	6.6
Total operating costs and expenses	90.8	91.8	184.4	182.1
Operating income	22.2	19.0	44.8	36.9
Total other income/(expense), net	(1.1)	(0.6)	(2.1)	(0.5)
Income before provision for income taxes	21.1	18.4	42.7	36.4
Provision for income taxes	—	1.8	—	4.9
Net income	$21.1	$16.6	$42.7	$31.5
Net income attributable to non-controlling interest	10.8	11.1	22.1	22.0
Net income attributable to OCI Resources LP/Predecessor	$10.3	$5.5	$20.6	$9.5

Operating and Other Data:
Trona ore mined (thousands of short tons)	916.4	983.1	1,912.1	1,953.0
Ore to ash ratio(1)	1.52: 1.0	1.60: 1.0	1.53: 1.0	1.60: 1.0
Soda ash volume sold (thousands of short tons)	609.5	611.8	1,264.7	1,237.5
Domestic (thousands of short tons)	210.3	202.5	414.7	413.5
International (thousands of short tons)	399.2	409.3	850.0	824.0
EBITDA(2)	$28.2	$24.6	$56.4	$49.0
EBITDA per short ton(3)	$46.27	$40.21	$44.60	$39.60

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects EBITDA divided by sales volumes.

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013
Net sales
Our average sales price increased 2.4% to $185.35 per short ton for the three months ended June 30, 2014, as compared to $181.03 per short ton for the three months ended June 30, 2013. For the three months ended June 30, 2014, our net sales increased by 2.0% to $113.0 million from $110.8 million for the three months ended June 30, 2013, as a result of the following:

•
Domestic sales - Domestic sales increased by 5.1% to $51.7 million for the three months ended June 30, 2014, compared to $49.2 million for the three months ended June 30, 2013, primarily as a result a 3.8% increase in sales volume of approximately 210.3 thousand short tons for the three months ended June 30, 2014, from approximately 202.5 thousand short tons for the three months ended June 30, 2013. The increase in volume was accompanied by an increase of 1.1% in average sales price over the comparable period. Domestic sales accounted for approximately 45.8% of our net sales for the three months ended June 30, 2014, compared to 44.4% for the three months ended June 30, 2013.

•
International sales - International sales decreased by 0.5% to $61.3 million for the three months ended June 30, 2014, compared to $61.6 million for the three months ended June 30, 2013, primarily as a result of a decrease of 2.5% in international sales volume of approximately 399.2 thousand short tons in 2014 compared to approximately 409.3 thousand short tons in 2013. The decrease in volume was offset by a 2.1% increase in average sales price of $153.49 per short ton during the three months ended June 30, 2014, compared to $150.34 per short ton for the three months ended June 30, 2013. International sales accounted for approximately 54.2% of our net sales for the three months ended June 30, 2014, compared to 55.6% for the three months ended June 30, 2013.

Operating costs and expenses
Our cost of products sold, excluding freight costs, decreased by 3.3% to $50.1 million for the three months ended June 30, 2014 from $51.8 million for the three months ended June 30, 2013, due primarily to:

•
a decrease of 13.2% in salaries and benefits to $13.8 million for the three months ended June 30, 2014, compared to $15.9 million for the three months ended June 30, 2013, primarily due to a $2.7 million reduction in pension expense driven by favorable actuarial discount rates and market returns;

•
a decrease of 2.6% in raw material costs to $3.7 million for the three months ended June 30, 2014, compared to $3.8 million for the three months ended June 30, 2013, due to lower prices during the current year quarter; and

•
a decrease of 2.2% in royalty expense to $4.4 million for the three months ended June 30, 2014, compared to $4.5 million for the three months ended June 30, 2013, due to a reduction in the federal royalty rate from 6% to 4%; partially offset by

•	an increase of 15.4% in natural gas costs to $9.0 million for the three months ended June 30, 2014, compared to $7.8 million for the three months ended June 30, 2013, due to higher rates; and

•
an increase of 1.5% in the cost of electricity from $6.4 million to $6.5 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 due to higher rates during the current year second quarter.

Freight costs.    Our freight costs decreased 2.6% to $29.8 million for the three months ended June 30, 2014 from $30.6 million for the three months ended June 30, 2013, primarily due to a decrease international sales volumes.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 45.7% to $5.1 million for the three months ended June 30, 2014, from $3.5 million for the three months ended June 30, 2013, primarily due to the incremental general and administrative costs associated with being a public company.
Operating income.    As a result of the foregoing, operating income increased by 16.8% to $22.2 million for the three months ended June 30, 2014, compared to $19.0 million for the three months ended June 30, 2013.
Other income/(expense). net.    Our other non-operating expense increased to $(1.1) million for the three months ended June 30, 2014, compared to $(0.6) million other income for the three months ended June 30, 2013. The increase in other non-operating expense is due to an increase in interest expense related to debt restructuring and the resulting higher principal balance in 2014.
Provision for income taxes.    The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the three months ended June 30, 2013 are those of the Predecessor. Due to our status as a master limited partnership subsequent to September 18, 2013, we will not be subject to U.S. federal income tax and certain state income taxes.

Net income.    As a result of the foregoing, net income increased by 27.1% to $21.1 million for the three months ended June 30, 2014, compared to $16.6 million for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013
Net sales
Our average sales price increased 2.4% to $181.24 per short ton for the six months ended June 30, 2014, as compared to $176.96 per short ton for the six months ended June 30, 2013. For the six months ended June 30, 2014, our net sales increased by 4.7% to $229.2 million from $219.0 million for the six months ended June 30, 2013, as a result of the following:

•
International sales - International sales increased by 8.4% to $128.9 million for the six months ended June 30, 2014, compared to $118.9 million for the six months ended June 30, 2013, primarily as a result of a 5.1% increase in average sales price of $151.64 per short ton during the six months ended June 30, 2014, compared to $144.28 per short ton for the six months ended June 30, 2013. The increase in average international sales price was primarily due to higher prices in Asia. The higher average sales price was accompanied by an increase of 3.2% in international sales volume to approximately 850.0 thousand short tons in 2014 compared to approximately 824.0 thousand short tons in 2013. International sales accounted for approximately 56.2% of our sales for the six months ended June 30, 2014, compared to international sales of 54.3% for the six months ended June 30, 2013.

•
Domestic sales - Domestic sales increased by 0.2% to $100.3 million for the six months ended June 30, 2014, compared to $100.1 million for the six months ended June 30, 2013, primarily as a result of a 0.3% increase in volume to approximately 414.7 thousand short tons for the six months ended June 30, 2014, compared to approximately 413.5 thousand short tons for the six months ended June 30, 2013. The increase in sales was offset by a decrease of 0.1% in average sales price over the period. Domestic sales accounted for approximately 43.8% of our sales for the six months ended June 30, 2014, compared to 45.7% for the six months ended June 30, 2013.

Operating costs and expenses
Our cost of products sold, excluding freight costs, decreased by 0.7% to $102.6 million for the six months ended June 30, 2014 from $103.3 million for the six months ended June 30, 2013, due primarily to:

•
a decrease of 8.7% in salaries and benefits to $28.2 million for the six months ended June 30, 2014, compared to $30.9 million for the six months ended June 30, 2013, is due to a $3.4 million reduction in benefit expense driven by favorable actuarial discount rates and market returns;

•
a decrease of 3.1% in royalty expense to $9.3 million for the six months ended June 30, 2014, compared to $9.6 million for the six months ended June 30, 2013, due to a reduction in the federal royalty rate from 6% to 4%; and

•
a decrease of 1.4% in raw material costs to $7.2 million for the six months ended June 30, 2014, compared to $7.3 million for the six months ended June 30, 2013. Raw material usage rates in the six months ended June 30, 2014 were similar to the comparable period; partially offset by

•	an increase of 24.8% in natural gas costs to $20.6 million for the six months ended June 30, 2014, compared to $16.5 million for the six months ended June 30, 2013, due to higher rates.
Freight costs.    Our freight costs increased 1.7% to $61.3 million for the six months ended June 30, 2014 from $60.3 million for the six months ended June 30, 2013, primarily due to increased international sales volumes.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 40.9% to $9.3 million for the six months ended June 30, 2014, from $6.6 million for the six months ended June 30, 2013, primarily due to the incremental general and administrative costs associated with being a public company.
Operating income.    As a result of the foregoing, operating income increased by 21.4% to $44.8 million for the six months ended June 30, 2014, compared to $36.9 million for the six months ended June 30, 2013.
Other income/(expense). net.    Our other non-operating expense increased to $(2.1) million for the six months ended June 30, 2014, compared to $(0.5) million other income for the six months ended June 30, 2013. The increase in other non-operating expense is due to an increase in interest expense related to debt restructuring and the resulting higher principal balance in 2014.
Provision for income taxes.    The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the six months ended June 30, 2013 are those of the Predecessor. Due to our status as a master limited partnership subsequent to September 18, 2013, we will not be subject to U.S. federal income tax and certain state income taxes.
Net income.    As a result of the foregoing, net income increased by 35.6% to $42.7 million for the six months ended June 30, 2014, compared to $31.5 million for the six months ended June 30, 2013.
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
On July 17, 2014, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter 2014 of $0.50 per unit will be paid on August 14, 2014 to unitholders of record on August 1, 2014.
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
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of June 30, 2014, we had a working capital surplus of $164.4 million as compared to a working capital surplus of $160.8 million as of December 31, 2013.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of soda ash in the normal course of our business. We typically receive payment for our domestic sales 40 to 53 days following the date of shipment. For international sales, we typically receive payment 86 to 108 days following the date of shipment. Therefore, as international sales increase, our accounts receivable will also increase, which will result in an increase in our working capital requirements. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the OCI Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
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
The following table summarizes our maintenance and expansion capital expenditures, including accruals, for the three and six months ended June 30, 2014 and 2013:

Capital Expenditures	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
($ in millions)
Maintenance	$1.9	$1.4	$2.5	$3.5
Expansion	3.6	0.3	4.4	0.3
Total	$5.5	$1.7	$6.9	$3.8
The increase in capital expenditures during 2014 compared to 2013 is driven by the increased capital budget during the current year to support various planned expansion projects to increase our operating income or operating capacity.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
($ in millions)
Cash provided by (used in):
Operating activities	$49.2	$45.8
Investing activities	(6.4)	(3.8)
Financing activities	(43.3)	(61.3)
Operating Activities
Our operating activities during the six months ended June 30, 2014 provided cash of $49.2 million, an increase of 7.4% from the $45.8 million generated during the six months ended June 30, 2013. The increase in cash provided by operating activities was driven by a $11.2 million increase in net income, offset by cash used in working capital of $5.0 million during the six months ended June 30, 2014 compared to $2.8 million cash generated during the six months ended June 30, 2013.
Investing Activities
We used $6.4 million in cash during the six months ended June 30, 2014 in investing activities, which related primarily to funding capital expenditures as described in "Capital Expenditures" above. This amount represented an increase of 68.4% compared to $3.8 million during the six months ended June 30, 2013.
Financing Activities
Cash used in financing activities of $43.3 million during the six months ended June 30, 2014 decreased by $18.0 million from the $61.3 million for the six months ended June 30, 2013 due to distributions of $43.3 million during the six months ended June 30, 2014 compared to $59.3 million in the comparable period and a $2.0 million repayment of long term debt that occurred during the six months ended June 30, 2013.
Debt
OCI Wyoming Demand Revenue Bonds
OCI Wyoming has two series of variable rate demand revenue bonds, which we refer to as the revenue bonds. One series of its revenue bonds, which we refer to as the 2018 revenue bonds, are due October 1, 2018 and have an aggregate principal amount of $11.4 million. Interest on the 2018 revenue bonds is payable monthly at an annual rate of 0.16% at both June 30, 2014 and December 31, 2013. OCI Wyoming's other series of revenue bonds, which we refer to as the 2017 revenue bonds, are due August 1, 2017 and have an aggregate principal amount of $8.6 million. Interest on these revenue bonds is payable monthly at a annual rate of 0.16% at both June 30, 2014 and December 31, 2013. OCI Wyoming's revenue bonds require it to maintain standby letters of credit totaling $20.3 million at each of June 30, 2014 and December 31, 2013. As of June 30, 2014, OCI Wyoming was in compliance with these debt covenants. An event of default under the OCI Wyoming Credit Facility will cause an event of default under the reimbursement agreements.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The OCI Wyoming Credit Facility provides for revolving loans to refinance existing indebtedness, to fund working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of June 30, 2014, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
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
The OCI Wyoming Credit Facility contains various covenants and restrictive provisions. See Item 1, Note 4, "Debt", for additional information.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit Issuer, and a syndicate of lenders, which will mature on July 18, 2018. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At June 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. As of June 30, 2014, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.
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
The Revolving Credit Facility contains various covenants and restrictive provisions. See Item 1, Note 4, "Debt", for additional information.

Contractual Obligations
During the six months ended June 30, 2014, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2014.
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of June 30, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of June 30, 2014.
Critical Accounting Policies
During the six months ended June 30, 2014, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2014.

Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Item 1. "Financial Statements" - Note 1 - Corporate Structure and Summary of Significant Accounting Policies, in the notes to condensed consolidated financial statements.

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
The table below presents a reconciliation of the non-GAAP financial measures of EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
($ in millions, except per unit data)		(Predecessor)		(Predecessor)
Reconciliation of EBITDA to net income:
Net income	$21.1	$16.6	$42.7	$31.5
Add backs:
Depreciation and amortization expense	5.8	5.9	11.2	11.9
Interest expense, net	1.3	0.3	2.5	0.7
Taxes	—	1.8	—	4.9
EBITDA	$28.2	$24.6	$56.4	$49.0
Less: EBITDA attributable to non-controlling interest	14.2	14.1	28.5	28.0
EBITDA attributable to OCI Resources LP/Predecessor	$14.0	$10.5	$27.9	$21.0

Reconciliation of distributable cash flow to EBITDA attributable to OCI Resources LP:
EBITDA attributable to OCI Resources LP	$14.0	**	$27.9	**
Less: Cash interest expense, net attributable to OCIR	0.8	**	1.3	**
Maintenance capital expenditures attributable to OCIR(1)	0.8	**	1.1	**
Distributable cash flow attributable to OCI Resources LP	$12.4	**	$25.5	**
Cash distribution declared per unit	$0.5000	**	$1.0000	**
Total units outstanding	19.956	**	19.956	**
Total distributions to unitholders and general partner	$10.0	**	$20.0	**

Distribution Coverage Ratio	1.24	**	1.28	**

Reconciliation of EBITDA to net cash from operating activities:
Net cash provided by operating activities	$34.9	$22.4	$49.2	$45.8
Add/(less):
Amortization of long-term loan financing	(0.2)	**	(0.2)	**
Equity-based compensation expense	(0.1)	—	(0.1)	—
Deferred income taxes	—	0.1	—	0.4
Net change in working capital	(7.7)	—	5.0	(2.8)
Interest expense - net	1.3	0.3	2.5	0.7
Taxes	—	1.8	—	4.9
EBITDA	$28.2	$24.6	$56.4	$49.0
Less: EBITDA attributable to non-controlling interest	14.2	14.1	28.5	28.0
EBITDA attributable to OCI Resources LP/Predecessor	$14.0	$10.5	$27.9	$21.0
Less: Cash interest expense, net attributable to OCIR	0.8	**	1.3	**
Maintenance capital expenditures attributable to OCIR(1)	0.8	**	1.1	**
Distributable cash flow attributable to OCI Resources LP	$12.4	**	$25.5	**

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, foreign currency rate and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks, foreign exchange rate risks and commodity price risks is discussed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There has been no material change in that information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective as of June 30, 2014 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the period ended June 30, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, which could materially affect our business, financial condition or future results. During the six months ended June 30, 2014, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
3.1
Amendment No. 1, dated as of May 2, 2014, to the First Amended and Restated Agreement of Limited
Partnership of OCI Resources LP (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 7, 2014)

10.1*++	Form of OCI Resource Partners LLC 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on May 8, 2014)
10.2++	Form of OCI Resource Partners LLC 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on July 2, 2014)
10.3	Limited Liability Company Agreement of OCI Wyoming LLC, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 2, 2014)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

OCI RESOURCES LP

		By:	OCI Resource Partners LLC,
its General Partner

Date:	August 5, 2014	By:	/s/ Kirk H. Milling
Kirk H. Milling Chief Executive Officer and Director of OCI Resource Partners LLC, the registrant's General Partner (Principal Executive Officer)

Date:	August 5, 2014	By:	/s/ Kevin L. Kremke
Kevin L. Kremke Chief Financial Officer of OCI Resource Partners LLC, the registrant's General Partner (Principal Financial Officer and Principal Accounting Officer)