Form 10-Q
period 2014-09-30
OCI Resources LP
filed 2014-11-05
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

The registrant had 9,801,349 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at October 31, 2014, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

OCI RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in millions)	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$56.2	$46.9
Accounts receivable - net	33.0	34.4
Accounts receivable - ANSAC	50.9	58.1
Due from affiliates - net	18.1	20.4
Inventory	46.7	41.7
Other current assets	2.5	1.2
Total current assets	207.4	202.7
Property, plant and equipment - net	236.4	238.0
Other non-current assets	1.0	1.3
Total assets	$444.8	$442.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9.6	$13.2
Due to affiliates	5.1	2.3
Accrued expenses	28.5	26.4
Total current liabilities	43.2	41.9
Long-term debt	155.0	155.0
Reclamation reserve	4.1	3.8
Total liabilities	202.3	200.7
Commitments and Contingencies (See Note 9)
Equity:
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	104.6	104.5
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	36.5	36.6
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	3.8	3.8
Accumulated other comprehensive loss—interest rate swaps	(0.2)	(0.3)
Partners' capital attributable to OCI Resources LP	144.7	144.6
Non-controlling interest	97.8	96.7
Total equity	242.5	241.3
Total liabilities and partners' equity	$444.8	$442.0
See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and units outstanding in millions, except per unit data)	2014	2013	2014	2013

Net sales	$109.8	$105.6	$339.0	$324.6
Operating costs and expenses:
Cost of products sold	76.3	79.4	240.2	243.5
Depreciation and amortization expense	5.3	5.9	16.5	18.1
Selling, general and administrative expenses	5.0	3.2	14.3	9.8
Loss on disposal of assets, net	1.0	—	1.0	—
Total operating costs and expenses	87.6	88.5	272.0	271.4
Operating income	22.2	17.1	67.0	53.2
Other income/(expenses):
Interest expense	(1.4)	(1.1)	(3.9)	(1.8)
Other, net	0.8	—	1.2	0.9
Total other income/(expense), net	(0.6)	(1.1)	(2.7)	(0.9)
Income before provision for income taxes	21.6	16.0	64.3	52.3
Provision for income taxes	—	2.1	—	7.1
Net income	$21.6	$13.9	$64.3	$45.2
Net income attributable to non-controlling interest	11.2	9.5	33.3	31.4
Net income attributable to OCI Resources LP	$10.4	$4.4	$31.0	$13.8
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	3.9	—	13.3
Net income attributable to OCI Resources LP subsequent to initial public offering	$10.4	$0.5	$31.0	$0.5
Other comprehensive (loss)/income:
Interest rate swaps	0.7	—	0.1	(0.4)
Comprehensive income	22.3	13.9	64.4	44.8
Comprehensive income attributable to non-controlling interest	11.5	9.5	33.3	31.2
Comprehensive income attributable to OCI Resources LP	$10.8	$4.4	$31.1	$13.6
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	—	3.9	—	13.1
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$10.8	$0.5	$31.1	$0.5

Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings (basic and diluted)	$0.52	$0.03	$1.55	$0.03
Subordinated - OCI Holdings (basic and diluted)	$0.52	$0.03	$1.55	$0.03

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8	9.8

Cash distribution declared per unit	$0.525	$—	$1.525	$—

  See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
($ in millions)	2014	2013

Cash flows from operating activities:
Net income	$64.3	$45.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16.8	18.1
Loss on disposal of assets, net	1.0	—
Equity-based compensation expense	0.3	—
Deferred income taxes	—	0.3
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	1.4	2.1
Accounts receivable - ANSAC	7.2	(1.4)
Due from affiliates - net	2.3	5.9
Inventory	(4.8)	(2.6)
Other current and other non-current assets	(0.6)	(2.4)
Increase/(decrease) in:
Accounts payable	(3.6)	(3.8)
Due to affiliates	2.8	9.5
Accrued expenses and other liabilities	(0.4)	0.5
Net cash provided by operating activities	86.7	71.4
Cash flows from investing activities:
Capital expenditures	(13.9)	(10.7)
Net cash used in investing activities	(13.9)	(10.7)
Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	—	83.3
Proceeds from issuance of revolving credit facility	—	135.0
Repayments of long-term debt	—	(32.0)
Distributions to common unitholders	(15.4)	—
Distributions to general partner	(0.6)	—
Distributions to subordinated unitholders	(15.3)	—
Distributions to Predecessor	—	(72.9)
Distributions to non-controlling interest	(32.2)	(90.0)
Net cash (used in)/provided by financing activities	(63.5)	23.4
Net increase in cash and cash equivalents	9.3	84.1
Cash and cash equivalents at beginning of period	46.9	22.7
Cash and cash equivalents at end of period	$56.2	$106.8
 See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

		Partnership
	Predecessor	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR and Predecessor's Equity	Non-controlling Interests	Total Equity
($ in millions)
Balance at December 31, 2012	$130.0	$—	$—	$—	$(0.2)	$129.8	$142.5	$272.3
Predecessor net income through September 17, 2013	13.3	—	—	—	—	13.3	30.8	44.1
Distributions	(72.9)	—	—	—	—	(72.9)	(90.0)	(162.9)
Balance at September 18, 2013 (date of Offering)	$70.4	$—	$—	$—	$(0.2)	$70.2	$83.3	$153.5
Net liabilities not assumed by the Partnership	61.5	—	—	—	(0.1)	61.4	(0.1)	61.3
Allocation of net Predecessor investment to unitholders	(131.9)	42.2	86.2	3.5	—	—	—	—
Partnership net income from September 18, 2013	—	0.2	0.3	—	—	0.5	0.6	1.1
Proceeds from initial public offering, net	—	83.3	—	—	—	83.3	—	83.3
Distribution to Predecessor and its affiliates	—	(27.3)	(56.0)	—	—	(83.3)	—	(83.3)
Interest rate swap adjustment	—	—	—	—	0.1	0.1	0.1	0.2
Balance at September 30, 2013	$—	$98.4	$30.5	$3.5	$(0.2)	$132.2	$83.9	$216.1

Balance at December 31, 2013	$—	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
Partnership net income	—	15.2	15.2	0.6	—	31.0	33.3	64.3
Equity-based compensation expense	—	0.3	—	—	—	0.3	—	0.3
Distributions	—	(15.4)	(15.3)	(0.6)	—	(31.3)	(32.2)	(63.5)
Interest rate swap adjustments	—	—	—	—	0.1	0.1	—	0.1
Balance at September 30, 2014	$—	$104.6	$36.5	$3.8	$(0.2)	$144.7	$97.8	$242.5
 See accompanying notes.

OCI RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

As used in this Report, the terms "OCI Resources LP," "OCI Resources," the "Partnership," "OCIR," "we," "us," or "our" may refer to OCI Resources LP, which is a Delaware limited partnership formed on April 22, 2013 by OCI Wyoming Holding Co. ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical. On September 18, 2013, the Partnership completed the initial public offering ("IPO") of its common units representing limited partner interests (the "Common Units"). The Partnership owns a controlling interest comprised of 51.0% membership interest in OCI Wyoming LLC ("OCI Wyoming"). The Partnership’s operations consist solely of its investment in OCI Wyoming, which is in the business of mining trona ore to produce soda ash. All soda ash processed is sold to various domestic, Korean and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is a related party for export. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners LP ("NRP"), currently owns a 49.0% membership interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko Holding Company ("Anadarko").

Basis of Presentation and Significant Accounting Policies
In our opinion, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. For periods prior to the IPO, the accompanying unaudited condensed consolidated financial statements and related notes present the historical accounts of the Predecessor.  To the extent they relate to periods prior to the IPO, the results are not necessarily indicative of the actual results of operations that might have occurred if we had operated as the restructured public entity during that pre-IPO period. In addition, the results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.
Non-controlling interests

Prior to the completion of the IPO and the restructuring transaction completed in connection therewith (the "Restructuring"), non-controlling interests in the unaudited condensed consolidated financial statements of the Predecessor represented the 1% limited partner interest in OCI Wyoming owned by OCI Wyoming Co. and the 48.51% general partner interest in OCI Wyoming owned by Anadarko, and subsequently acquired by NRP. Subsequent to the Restructuring and IPO, non-controlling interests in the unaudited condensed consolidated financial statements of the Partnership consisted of a 39.37% general partner interest and a 9.63% limited partner interest in OCI Wyoming owned by NRP for the period prior to the conversion of OCI Wyoming from a Delaware limited partnership to a Delaware limited liability company (the "Conversion") and consists of a 49.0% membership interest in OCI Wyoming owned by NRP for the period after the Conversion.

Equity-Based Compensation

We recognize compensation expense related to equity-based awards granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.
In August 2014, FASB issued ASU No. 2014-15, Preparation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our condensed consolidated financial statements.
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
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights ("IDRs") as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners are the same because our dilutive and anti-dilutive units outstanding were immaterial for the period.

Allocation of Net Income
The calculation of net income per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and unit data in millions, except per unit data)	2014	2013	2014	2013
Net income attributable to OCI Resources LP (1)	$10.4	$0.5	$31.0	$0.5
Less: General partner's interest in net income	0.2	—	0.6	—
Limited partners' interest in net income	$10.2	$0.5	$30.4	$0.5

Weighted average limited partner units outstanding:
Common - Public and OCI Holdings (basic and diluted)	9.8	9.8	9.8	9.8
Subordinated - OCI Holdings (basic and diluted)	9.8	9.8	9.8	9.8

Net income per limited partner unit (1):
Common - Public and OCI Holdings (basic and diluted)	$0.52	$0.03	$1.55	$0.03
Subordinated - OCI Holdings (basic and diluted)	$0.52	$0.03	$1.55	$0.03

(1)Net income attributable to OCI Resources, LP and net income per limited partner unit is subsequent to initial public offering

The calculation of net income allocated to the partners is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions, except per unit data)	2014	2013	2014	2013
Net income attributable to common unitholders:
Distributions (a)	$5.1	**	$14.9	**
Undistributed earnings	—	**	0.3	**
Limited partners' interest in net income	$5.1	**	$15.2	**

Net income attributable to subordinated unitholders:
Distributions (a)	$5.1	**	$14.9	**
Undistributed earnings	—	**	0.3	**
Limited partners' interest in net income	$5.1	**	$15.2	**

(a) Distributions declared per unit for the period	$0.525		$1.525
** Information was not calculated for the stub period 9/13/2013 to 9/30/2013 due to results being immaterial.
Minimum Quarterly Distribution
On October 17, 2014, the Partnership declared a 5% increase in the minimum quarterly distribution approved by the board of directors of its general partner. The cash distribution for the third quarter 2014 of $0.525 per unit will be paid on November 14, 2014 to unitholders of record on October 31, 2014.
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
Inventory as of September 30, 2014 and December 31, 2013 consists of the following:

($ in millions)	September 30, 2014	December 31, 2013
Raw materials	$6.6	$5.7
Finished goods	14.7	10.5
Stores inventory	25.4	25.5
Total	$46.7	$41.7
4. DEBT

Long-term debt as of September 30, 2014 and December 31, 2013 consists of the following:

($ in millions)	September 30, 2014	December 31, 2013
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, at an annual interest rate of 0.14% at September 30, 2014 and 0.16% at December 31, 2013	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, at an annual interest rate of 0.14% at September 30, 2014 and 0.16% at December 31, 2013	8.6	8.6
OCI Wyoming credit facility, floating interest rate expiring July 18, 2018	135.0	135.0
Total debt	$155.0	$155.0
Current portion of long-term debt	—	—
Total long-term debt	$155.0	$155.0

Aggregate maturities required on long-term debt at September 30, 2014 are due in future years as follows:

($ in millions)	Amount
2017	$8.6
2018	146.4
Total	$155.0

OCI Wyoming Demand Revenue Bonds
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at September 30, 2014 and December 31, 2013. The loan agreements and reimbursement agreements related to such letters of credit contain covenants relating to OCI Wyoming's obligations with respect to such bonds and letters of credit, as well as other covenants consistent with the covenants in the OCI Wyoming Credit Facility, including, minimum net worth, debt to net worth and interest coverage ratios. As of September 30, 2014, OCI Wyoming was in compliance with these debt covenants. An event of default under the OCI Wyoming Credit Facility will cause an event of default under the reimbursement agreements.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, the "OCI Wyoming Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The OCI Wyoming Credit Facility provides for revolving loans to refinance existing indebtedness, to fund working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. As of September 30, 2014, OCI Wyoming had borrowings outstanding in the amount of $135.0 million under the OCI Wyoming Credit Facility. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions.

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
OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of September 30, 2014.
On October 30, 2014, OCI Wyoming entered into a first amendment to the OCI Wyoming Credit Facility. For additional information, please see Note 13, "Subsequent Events - First Amendment to OCI Wyoming Credit Facility."
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, the "Revolving Credit Facility", with Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and a syndicate of lenders, which will mature on July 18, 2018. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on our units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At September 30, 2014, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. As of September 30, 2014, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of September 30, 2014.
On October 30, 2014, we entered into a first amendment to the Revolving Credit Facility. For additional information, please see Note 13, "Subsequent Events - First Amendment to Revolving Credit Facility."

5. RECLAMATION RESERVE
Reclamation reserve as of September 30, 2014 and December 31, 2013 was comprised as follows:

($ in millions)	September 30, 2014	December 31, 2013
Balance at beginning of period	$3.8	$3.6
Accretion	0.3	0.2
Balance at end of period	$4.1	$3.8

6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by OCI Enterprises and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees are based upon years of service and an employee’s average compensation during the final years of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. OCI Enterprises’ funding policy is to contribute annually at least the minimum required contribution based upon years of service and an employee’s average compensation during the final years of service, as defined. The Partnership's allocated portion of OCI Enterprises’ net periodic pension cost was $0.8 million and $2.5 million for the three months ended September 30, 2014 and 2013, respectively, and $2.4 million, and $7.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Savings Plan - The OCI 401(k) Retirement Plan covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. The Plan was amended such that participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made by OCI Enterprises for the three months ended September 30, 2014 and 2013, were $0.5 million and $0.4 million, respectively, and $1.5 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
OCI Enterprises accounts for postretirement benefits on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and OCI Enterprises has the right to modify or terminate the plan. OCI Enterprises' post-retirement benefits had a benefits obligation of $22.4 million and $21.0 million at September 30, 2014 and December 31, 2013, respectively. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million which is being recognized as a reduction of net periodic postretirement benefit costs over the remaining estimated service period. The Partnership’s allocated portion of OCI Enterprises’ postretirement benefit costs were $0.1 million and $0.0 million for the three months ended September 30, 2014 and 2013, respectively, and $0.2 million and $0.0 million for the nine months ended September 30, 2014 and 2013, respectively.
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of September 30, 2014, subject to further adjustment as provided in the Plan, a total of 921,127 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards
As of September 30, 2014, a total of 7,255 common units were granted to non-employee directors and were fully vested. The total fair value of these awards were approximately $0.2 million during the nine months ended September 30, 2014.

Restricted Unit Awards
During the nine months ended September 30, 2014, we granted restricted unit awards in the form of common units to certain of our executive officers which vest over a specified period of time, usually between two to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards, and are accounted for at fair value at grant date.
The following table presents a summary of activity for the nine months ended September 30, 2014:

	Restricted Stock Units
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Nonvested at December 31, 2013	—	$—
Granted (2)	19,960	25.01
Vested	(4,101)	25.54
Forfeited	—	—
Nonvested at September 30, 2014	15,859	$25.23

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of time-based awards issued during 2014 was $0.5 million based on a grant date market price of our common units ranging from $24.16 to $25.54 per unit. No estimated forfeiture rate was applied to the awards as of September 30, 2014.

TR Performance Unit Awards
During the nine months ended September 30, 2014, we granted time restricted unit performance awards ("TR Performance Unit Awards") to certain of our executive officers. The TR Performance Unit awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group
We utilized a Monte Carlo Simulation model to estimate the grant date fair value of TR Performance Unit Awards, with market conditions, granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity for the nine months ended September 30, 2014:

TR Unit Performance Awards
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Nonvested at December 31, 2013	—	$—
Granted	7,658	35.72
Vested	—	—
Performance adjustments	—	—
Forfeited	—	—
Nonvested at September 30, 2014	7,658	$35.72

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued.

8. INCOME TAXES
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes.
The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the period ended September 30, 2013 are those of the Predecessor.
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
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of September 30, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
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
The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charges, for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
OCI Enterprises	$1.5	$1.5	$5.7	$4.4
OCI Chemical	0.9	1.1	2.9	3.5
ANSAC (1)	0.8	0.5	1.8	1.8
Total selling, general and administrative expenses - Affiliates	$3.2	$3.1	$10.4	$9.7

(1) ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended September 30, 2014 and 2013 these costs were $2.6 million and $1.4 million, respectively; and $7.3 million and $4.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Net sales to affiliates for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
ANSAC	$50.7	$45.9	$160.4	$144.3
OCI Alabama	1.9	1.7	4.6	5.7
Total	$52.6	$47.6	$165.0	$150.0

As of September 30, 2014 and December 31, 2013, the Partnership had due from/to with OCI affiliates as follows:

	As of
($ in millions)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	Due from affiliates		Due to affiliates
OCI Enterprises	$0.1	$0.1	$3.7	$2.2
OCI Chemical	11.2	10.5	0.6	—
OCI Europe	6.8	7.8	—	—
OCI Company	—	1.9	—	—
Other	—	0.1	0.8	0.1
Total	$18.1	$20.4	$5.1	$2.3
11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Domestic	$49.5	$47.3	$149.8	$147.4
International
ANSAC	50.7	45.9	160.4	144.3
Other	9.6	12.4	28.8	32.9
Total international	60.3	58.3	189.2	177.2
Total net sales	$109.8	$105.6	$339.0	$324.6
The Partnership's largest customer by sales is ANSAC. For the three and nine months ended September 30, 2014 and 2013, there were no other customers that accounted for ten percent or more of total revenues.
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
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have entered into two interest rate swaps designed to hedge our exposure to possible increases in interest rates. The interest rate swap contracts were measured at fair value on a recurring basis using Level 2 inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. The contracts had an aggregate notional value of $99.0 million and a fair value liability of $0.4 million as of September 30, 2014 (December 31, 2013: notional value of $101.5 million; fair value liability of $0.5 million).
Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
At September 30, 2014, no material fair value adjustments or fair value measurements were required for these non-financial assets or liabilities.
Financial Assets and Liabilities not Measured at Fair Value
The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with changes in the London InterBank Offered Rate (LIBOR), and changes in the applicable credit spreads have not had a material impact the fair value of long-term debt at September 30, 2014. See Note 4 "Debt" for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS

Purchase Obligations

On October 9, 2014, we entered into a $61.3 million five-year natural gas supply contract to mitigate volatility in the gas prices.  The commitment is $2.9 million for the remainder of 2014, $15.2 million in 2015, $15.6 million in 2016, $13.3 million in 2017, $8.0 million in 2018 and $6.2 million in 2019.

Distribution Declaration

On October 17, 2014, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter 2014 of $0.525 per unit will be paid on November 14, 2014 to unitholders of record on October 31, 2014.

On October 21, 2014, the members of the Board of Managers of OCI Wyoming LLC, approved a cash distribution to the members in the aggregate amount of $22.0 million. This distribution was paid on October 24, 2014.

First Amendment to OCI Wyoming Credit Facility

On October 30, 2014, OCI Wyoming entered into a first amendment to the OCI Wyoming Credit Facility (the "First Amendment to the OCI Wyoming Credit Facility"). Among other things, the First Amendment to the OCI Wyoming Credit Facility:

•
revises the operation of the consolidated fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges, each as defined in the First Amendment to the OCI Wyoming Credit Facility) to result in consolidated cash flow being reduced by consolidated maintenance capital expenditures (as defined in the First Amendment to the OCI Wyoming Credit Facility). Prior to the First Amendment to the OCI Wyoming Credit Facility, both expansion capital expenditures and maintenance capital expenditures reduced consolidated cash flow;

•
modifies the consolidated fixed charge coverage ratio to be not less than 1.10 to 1.00 for the remainder of the 2014 fiscal year and the 2015 fiscal year, and not less than 1.15 to 1.00 thereafter; and

•	requires that consolidated capital expenditures, as defined in the OCI Wyoming Credit Facility, not exceed $50 million in any fiscal year.

First Amendment to Revolving Credit Facility

Also on October 30, 2014, we entered into a first amendment to the Revolving Credit Facility (the "First Amendment to the Revolving Credit Facility"). Among other things, the First Amendment to the Revolving Credit Facility:

•
revises the operation of our consolidated fixed charge coverage ratio (the ratio of consolidated cash flow to our consolidated fixed charges, each as defined in the First Amendment to the Revolving Credit Facility) to result in our consolidated cash flow being reduced by our consolidated maintenance capital expenditures (as defined in the First Amendment to the Revolving Credit Facility). Prior to the First Amendment to the Revolving Credit Facility, both expansion capital expenditures and maintenance capital expenditures reduced our consolidated cash flow;

•
modifies our consolidated fixed charge coverage ratio to be not less than 1.05 to 1.00 for the remainder of the 2014 fiscal year and the 2015 fiscal year, and not less than 1.10 to 1.00 thereafter; and

•	requires that our consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.

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
Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices we and other producers charge for our products.
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

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our "ore to ash ratio." Our ore to ash ratio for the three and nine months ended September 30, 2014, was 1.49: 1.0 and 1.52: 1.0, respectively, and 1.62: 1.0 for both the three and nine months ended September 30, 2013.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 82.5% and 91.4% of our total rail freight costs in the United States during the three months ended September 30, 2014 and 2013, respectively; and 78.8% and 78.1% during the nine months ended September 30, 2014 and 2013, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so. Our contract with Union Pacific expires December 31, 2014, and we have begun negotiations to renew the contract.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices, over the past five years, have ranged between $1.95 and $6.00 per MMBtu per Henry Hub Natural Gas Spot Price.
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
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below. The accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013, represent the results of operations for the Partnership, reflecting the combined ownership interests previously held by Predecessor and OCI Wyoming Co. on a combined basis, adjusted for certain push down accounting effects. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014, are the results of operations for the Partnership. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.
The following tables set forth our results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

($ in millions; except for operating data and Adjusted EBITDA per short ton)
Net sales	$109.8	$105.6	$339.0	$324.6
Operating costs and expenses:
Cost of products sold	76.3	79.4	240.2	243.5
Depreciation and amortization expense	5.3	5.9	16.5	18.1
Selling, general and administrative expenses	5.0	3.2	14.3	9.8
Loss on disposal of assets, net	1.0	—	1.0	—
Total operating costs and expenses	87.6	88.5	272.0	271.4
Operating income	22.2	17.1	67.0	53.2
Total other income/(expense), net	(0.6)	(1.1)	(2.7)	(0.9)
Income before provision for income taxes	21.6	16.0	64.3	52.3
Provision for income taxes	—	2.1	—	7.1
Net income	$21.6	$13.9	$64.3	$45.2
Net income attributable to non-controlling interest	11.2	9.5	33.3	31.4
Net income attributable to OCI Resources LP	$10.4	$4.4	$31.0	$13.8
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	3.9	—	13.3
Net income attributable to OCI Resources LP subsequent to initial public offering	$10.4	$0.5	$31.0	$0.5

Operating and Other Data:
Trona ore mined (thousands of short tons)	944.5	953.8	2,856.5	2,906.7
Ore to ash ratio(1)	1.49: 1.0	1.62: 1.0	1.52: 1.0	1.62: 1.0
Soda ash volume sold (thousands of short tons)	597.9	597.1	1,862.6	1,834.6
Domestic (thousands of short tons)	213.4	193.8	628.1	607.3
International (thousands of short tons)	384.5	403.3	1,234.5	1,227.3
Adjusted EBITDA(2)	$29.3	$23.0	$85.7	$72.2
Adjusted EBITDA per short ton(3)	$49.00	$38.52	$46.01	$39.35

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects Adjusted EBITDA divided by sales volumes.

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013
Net sales
Our average sales price increased 3.9% to $183.61 per short ton for the three months ended September 30, 2014, as compared to $176.80 per short ton for the three months ended September 30, 2013. For the three months ended September 30, 2014, our net sales increased by 4.0% to $109.8 million from $105.6 million for the three months ended September 30, 2013, as a result of the following:

•
Domestic sales - Domestic sales increased by 4.7% to $49.5 million for the three months ended September 30, 2014, compared to $47.3 million for the three months ended September 30, 2013, primarily as a result a 10.1% increase in sales volume of approximately 213.4 thousand short tons for the three months ended September 30, 2014, from approximately 193.8 thousand short tons for the three months ended September 30, 2013. The increase in volume was offset by a decrease of 5.0% in average sales price over the comparable period, primarily driven by higher purge liquor volume. Domestic sales accounted for approximately 45.1% of our net sales for the three months ended September 30, 2014, compared to 44.8% for the three months ended September 30, 2013.

•
International sales - International sales increased by 3.4% to $60.3 million for the three months ended September 30, 2014, compared to $58.3 million for the three months ended September 30, 2013, primarily as a result of a 8.6% increase in average sales price to $156.85 per short ton during the three months ended September 30, 2014, compared to $144.46 per short ton for the three months ended September 30, 2013, offset by a decrease of 4.7% in international sales volume to approximately 384.5 thousand short tons in 2014 compared to approximately 403.3 thousand short tons in 2013. International sales accounted for approximately 54.9% of our net sales for the three months ended September 30, 2014, compared to 55.2% for the three months ended September 30, 2013.

Operating costs and expenses
Our cost of products sold decreased by 3.9% to $76.3 million for the three months ended September 30, 2014 from $79.4 million for the three months ended September 30, 2013, due primarily to:

•
a decrease of 7.1% in salaries and benefits to $14.4 million for the three months ended September 30, 2014, compared to $15.5 million for the three months ended September 30, 2013, primarily due to a $1.7 million reduction in pension benefit expense driven by favorable effects of higher actuarial discount rates and market returns;

•
a decrease of 25.0% in operating supplies to $0.9 million for the three months ended September 30, 2014, compared to $1.2 million for the three months ended September 30, 2013, due to lower prices during the current quarter;

•
a decrease of 6.4% in freight costs to $28.0 million for the three months ended September 30, 2014 compared to $29.9 million for the three months ended September 30, 2013, primarily due to customer mix in the domestic market;

•
a decrease of 2.1% in royalty expense to $4.7 million for the three months ended September 30, 2014, compared to $4.8 million for the three months ended September 30, 2013, due to a reduction in the federal royalty rate from 6% to 4%; and

•
a decrease of 1.6% in the cost of electricity from $6.5 million to $6.4 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 due to lower usage; partially offset by

•	an increase of 12.2% in natural gas costs to $8.3 million for the three months ended September 30, 2014, compared to $7.4 million for the three months ended September 30, 2013, due to higher prices.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 56.3% to $5.0 million for the three months ended September 30, 2014, from $3.2 million for the three months ended September 30, 2013, primarily due to the incremental general and administrative costs of being a public company, with majority due to increased compliance costs.
Loss on disposal of assets, net. Our loss on disposal of assets of $1.0 million for the three months ended September 30, 2014, relates to the disposal of one asset which was replaced, and the write-off of canceled or abandoned capital projects.
Operating income.    As a result of the foregoing, operating income increased by 29.8% to $22.2 million for the three months ended September 30, 2014, compared to $17.1 million for the three months ended September 30, 2013.
Other income/(expense), net.    Our other non-operating expense decreased to $0.6 million for the three months ended September 30, 2014, compared to $1.1 million other expense for the three months ended September 30, 2013. The decrease in expense is principally due to a mark to market gain on existing foreign currency forward contracts during the third quarter 2014 of $0.7 million.

Provision for income taxes.    The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the three months ended September 30, 2013 are those of the Predecessor. Due to our status as a master limited partnership as of the IPO, we have not been subject to U.S. federal income tax and certain state income taxes subsequent to September 18, 2013.
Net income.    As a result of the foregoing, net income increased by 55.4% to $21.6 million for the three months ended September 30, 2014, compared to $13.9 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013
Net sales
Our average sales price increased 2.9% to $182.00 per short ton for the nine months ended September 30, 2014, as compared to $176.91 per short ton for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our net sales increased by 4.4% to $339.0 million from $324.6 million for the nine months ended September 30, 2013, as a result of the following:

•
International sales - International sales increased by 6.8% to $189.2 million for the nine months ended September 30, 2014, compared to $177.2 million for the nine months ended September 30, 2013, primarily as a result of a 6.2% increase in average sales price to $153.26 per short ton during the nine months ended September 30, 2014, compared to $144.34 per short ton for the nine months ended September 30, 2013. The increase in average international sales price was primarily due to higher prices in Asia. The higher average sales price was accompanied by an increase of 0.6% in international sales volume to approximately 1,234.5 thousand short tons in 2014 compared to approximately 1,227.3 thousand short tons in 2013. International sales accounted for approximately 55.8% of our sales for the nine months ended September 30, 2014, compared to international sales of 54.6% for the nine months ended September 30, 2013.

•
Domestic sales - Domestic sales increased by 1.6% to $149.8 million for the nine months ended September 30, 2014, compared to $147.4 million for the nine months ended September 30, 2013, primarily as a result of a 3.4% increase in volume to approximately 628.1 thousand short tons for the nine months ended September 30, 2014, compared to approximately 607.3 thousand short tons for the nine months ended September 30, 2013. The increase in sales was offset by a decrease of 1.8% in average sales price over the period. Domestic sales accounted for approximately 44.2% of our sales for the nine months ended September 30, 2014, compared to 45.4% for the nine months ended September 30, 2013.

Operating costs and expenses
Our cost of products sold decreased by 1.4% to $240.2 million for the nine months ended September 30, 2014 from $243.5 million for the nine months ended September 30, 2013, due primarily to:

•
a decrease of 8.4% in salaries and benefits to $42.5 million for the nine months ended September 30, 2014, compared to $46.4 million for the nine months ended September 30, 2013, due to a $5.2 million reduction in pension benefit expense driven by favorable effects of higher actuarial discount rates and market returns;

•
a decrease of 6.6% in maintenance supplies to $11.3 million for the nine months ended September 30, 2014, compared to$12.1 million for the nine months ended September 30, 2013, due to favorable machine reliability;

•
a decrease of 10.8% in operating supplies to $3.3 million for the nine months ended September 30, 2014, compared to $3.7 million for the nine months ended September 30, 2013, due to lower prices during the current year; and

•
a decrease of 3.5% in royalty expense to $13.9 million for the nine months ended September 30, 2014, compared to $14.4 million for the nine months ended September 30, 2013, due to a reduction in the federal royalty rate from 6% to 4%;

•
a decrease of 1.8% in freight costs to $89.4 million for the nine months ended September 30, 2014 compared to $91.0 million for the nine months ended September 30, 2013, primarily due to customer mix in the domestic market; partially offset by

•	an increase of 20.0% in natural gas costs to $28.8 million for the nine months ended September 30, 2014, compared to $24.0 million for the nine months ended September 30, 2013, due to higher prices.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 45.9% to $14.3 million for the nine months ended September 30, 2014, from $9.8 million for the nine months ended September 30, 2013, primarily due to the incremental general and administrative costs of being a public company, with majority due to increased compliance costs.
Loss on disposal of assets, net. Our loss on disposal of assets of $1.0 million for the nine months ended September 30, 2014, related to the disposal of one asset which was replaced, and the write-off of canceled or abandoned capital projects.

Operating income.    As a result of the foregoing, operating income increased by 25.9% to $67.0 million for the nine months ended September 30, 2014, compared to $53.2 million for the nine months ended September 30, 2013.
Other income/(expense), net.    Our other non-operating expense increased to $2.7 million for the nine months ended September 30, 2014, compared to $0.9 million other expense for the nine months ended September 30, 2013. The increase is primarily due to an increase in interest expense related to debt restructuring and the resulting higher principal balance in 2014, offset by a mark to market gain on existing foreign currency forward contracts of $1.2 million for the nine months ended September 30, 2014.
Provision for income taxes.    The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the nine months ended September 30, 2013 are those of the Predecessor. Due to our status as a master limited partnership as of the IPO, , we have not been subject to U.S. federal income tax and certain state income taxes subsequent to September 18, 2013.
Net income.    As a result of the foregoing, net income increased by 42.3% to $64.3 million for the nine months ended September 30, 2014, compared to $45.2 million for the nine months ended September 30, 2013.
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

•
$35 million ($190 million, less $135.0 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the OCI Wyoming Credit Facility (as defined below), subject to borrowing base availability;

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
On October 17, 2014, the Partnership declared a 5% increase in the minimum quarterly distribution approved by the board of directors of its general partner. The cash distribution for the third quarter 2014 of $0.525 per unit will be paid on November 14, 2014 to unitholders of record on October 31, 2014. See Part I, Item 1, "Financial Statements" - Note 2, "Net income per unit and cash distribution", for more information.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of September 30, 2014, we had a working capital surplus of $164.2 million as compared to a working capital surplus of $160.8 million as of December 31, 2013.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of soda ash in the normal course of our business. We typically receive payment for our domestic sales 41 to 53 days following the date of shipment. For international sales, we typically receive payment 86 to 107 days following the date of shipment. Therefore, as international sales increase, our accounts receivable will also increase, which will result in an increase in our working capital requirements. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the

Revolving Credit Facility and the OCI Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
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
The following table summarizes our maintenance and expansion capital expenditures, including accruals, for the three and nine months ended September 30, 2014 and 2013:

Capital Expenditures	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
($ in millions)
Maintenance	$2.0	$6.6	$4.5	$9.5
Expansion	7.2	0.4	11.6	1.2
Total	$9.2	$7.0	$16.1	$10.7
The increase in capital expenditures during 2014 compared to 2013 is driven by the increased planned expansion projects to improve our operating capacity levels.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
($ in millions)
Cash provided by (used in):
Operating activities	$86.7	$71.4
Investing activities	(13.9)	(10.7)
Financing activities	(63.5)	23.4
Operating Activities
Our operating activities during the nine months ended September 30, 2014 provided cash of $86.7 million, an increase of 21.4% from the $71.4 million generated during the nine months ended September 30, 2013. The increase in cash provided by operating activities was primarily driven by a $19.1 million increase in net income, offset by lower cash provided by working capital of $4.3 million during the nine months ended September 30, 2014 compared to $7.8 million cash provided by during the nine months ended September 30, 2013.
Investing Activities
We used $13.9 million in cash during the nine months ended September 30, 2014 in investing activities, which related primarily to funding capital expenditures as described in "Capital Expenditures" above. This amount represented an increase of 29.9% compared to $10.7 million during the nine months ended September 30, 2013.
Financing Activities
Cash used in financing activities of $63.5 million during the nine months ended September 30, 2014 relates to distributions paid during the period. The cash provided by of $23.4 million for the nine months ended September 30, 2013, was due to proceeds received from initial public offering and issuance of revolving credit facility of $83.3 million and $135.0 million, respectively, offset by distributions of $162.9 million and a $32.0 million repayment of long term debt that occurred during the nine months ended September 30, 2013.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt", for details of our outstanding debt.
Contractual Obligations
During the nine months ended September 30, 2014, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2014. In October 2014, we entered into a $61.3 million five-year natural gas supply contract to mitigate volatility in the gas prices.  The commitment is $2.9 million for the remainder of 2014, $15.2 million in 2015, $15.6 million in 2016, $13.3 million in 2017, $8.0 million in 2018 and $6.2 million in 2019.
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of September 30, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of September 30, 2014.
Critical Accounting Policies
During the nine months ended September 30, 2014, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2014.

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
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States or GAAP. We also present the non-GAAP financial measures of:

•	Adjusted EBITDA;

•	distributable cash flow; and

•	distribution coverage ratio.

We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization, unrealized derivative gains and losses and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as Adjusted EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow per outstanding unit (as of the end of the period) to cash distributions payable per outstanding unit with respect to such period.

Adjusted EBITDA, distributable cash flow and distribution coverage ratio are non-GAAP supplemental financial measures that management and external users of our condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	our operating performance as compared to other publicly traded partnerships in our industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;

•	the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA, distributable cash flow and distribution coverage ratio provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and distributable cash flow are net income and net cash provided by operating activities. Our non-GAAP financial measures of Adjusted EBITDA, distributable cash flow and distribution coverage ratio should not be considered as an alternatives to GAAP net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with U.S. GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all items that affect net income and net cash provided by operating activities. Investors should not consider Adjusted EBITDA, distributable cash flow and distribution coverage ratio in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Because Adjusted EBITDA, distributable cash flow and distribution coverage ratio may be defined differently by other companies, including those in our industry, our definition of Adjusted EBITDA, distributable cash flow and distribution coverage ratio may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
($ in millions, except per unit data)
Reconciliation of Adjusted EBITDA to net income:
Net income	$21.6	$13.9	$64.3	$45.2
Add backs:
Depreciation and amortization expense	5.3	5.9	16.5	18.1
Interest expense, net	1.4	1.1	3.9	1.8
Loss on disposal of assets, net	1.0	—	1.0	—
Taxes	—	2.1	—	7.1
Adjusted EBITDA	$29.3	$23.0	$85.7	$72.2
Less: Adjusted EBITDA attributable to non-controlling interest	14.8	13.2	43.3	41.3
Adjusted EBITDA attributable to OCI Resources LP	$14.5	$9.8	$42.4	$30.9
Less: Adjusted EBITDA attributable to Predecessor through September 17, 2013	—	8.6	—	29.7
Adjusted EBITDA attributable to OCI Resources LP	$14.5	1.2	$42.4	1.2

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to OCI Resources LP:
Adjusted EBITDA attributable to OCI Resources LP	$14.5	**	$42.4	**
Less: Cash interest expense, net attributable to OCIR	0.6	**	1.9	**
Maintenance capital expenditures attributable to OCIR(1)	0.6	**	1.7	**
Distributable cash flow attributable to OCI Resources LP	$13.3	**	$38.8	**
Cash distribution declared per unit	$0.525	**	$1.525	**
Total units outstanding	19.976	**	19.961	**
Total distributions to unitholders and general partner	$10.5	**	$30.5	**

Distribution coverage ratio	1.27	**	1.27	**

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$37.5	$25.6	$86.7	$71.4
Add/(less):
Amortization of long-term loan financing	(0.1)	—	(0.3)	—
Equity-based compensation expense	(0.2)	—	(0.3)	—
Deferred income taxes	—	(0.7)	—	(0.3)
Net change in working capital	(9.3)	(5.1)	(4.3)	(7.8)
Interest expense - net	1.4	1.1	3.9	1.8
Taxes	—	2.1	—	7.1
Adjusted EBITDA	$29.3	$23.0	$85.7	$72.2
Less: Adjusted EBITDA attributable to non-controlling interest	14.8	13.2	43.3	41.3
Adjusted EBITDA attributable to OCI Resources LP	$14.5	$9.8	$42.4	$30.9
Less: Cash interest expense, net attributable to OCIR	0.6	**	1.9	**
Maintenance capital expenditures attributable to OCIR(1)	0.6	**	1.7	**
Distributable cash flow attributable to OCI Resources LP	$13.3	**	$38.8	**

** Information was not calculated for the stub period 9/13/2013 to 9/30/2013 as it was immaterial.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were effective as of September 30, 2014 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the period ended September 30, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 14, 2014, which could materially affect our business, financial condition or future results. During the nine months ended September 30, 2014, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchase activity during the three months ended September 30, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 1 - July 31	--	--	--	--
August 1 - August 31	--	--	--	--
September 1 - September 30 (1)	1,366	$24.18	--	--
Total	1,366	$24.18	--	--

(1)
Of the 4,101 restricted common units that vested on September 12, 2014 and converted to common units, 1,366 common units were purchased by the Partnership in satisfaction of certain employee tax withholding obligations at $24.18 per common unit, the closing price of the Partnership’s common units on the NYSE on such date.

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
10.1
First Amendment to Credit Agreement, dated as of October 30, 2014, among OCI Wyoming LLC, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on November 4, 2014)

10.2
First Amendment to Revolving Credit Agreement, dated as of October 30, 2014, among OCI Resources LP, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed with the SEC on November 4, 2014)

10.3++	Form of OCI Resource Partners LLC 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on November 4, 2014)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith
** Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and are not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended
++Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OCI RESOURCES LP

		By:	OCI Resource Partners LLC,
its General Partner

Date:	November 4, 2014	By:	/s/ Kirk H. Milling
Kirk H. Milling Chief Executive Officer and Director of OCI Resource Partners LLC, the registrant's General Partner (Principal Executive Officer)

Date:	November 4, 2014	By:	/s/ Kevin L. Kremke
Kevin L. Kremke Chief Financial Officer of OCI Resource Partners LLC, the registrant's General Partner (Principal Financial Officer and Principal Accounting Officer)