Form 10-K
period 2014-12-31
OCI Resources LP
filed 2015-03-06
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value, as of June 30, 2014, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($25.49 per unit), was approximately $127.5 million.
The registrant had 9,801,027 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at March 2, 2015, the most recent practicable date.
Documents Incorporated by Reference: None

OCI RESOURCES LP
ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the "Predecessor," "we," "our," "us," or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our IPO), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes. References in this Report to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Holdings. References to "our sponsor" or "OCI Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings. References to "OCI Wyoming" refer to OCI Wyoming LLC.
We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this "Report", where you can find related additional information. The following table of contents tells you where to find these captions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute "forward-looking statements" within the meaning of the United States securities laws. We have based such forward-looking statements on management's beliefs and assumptions and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "forecast," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions. Examples of forward-looking statements include, but are not limited to, statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing.
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
•natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•increases in electricity and natural gas prices paid by us;
•inability to renew our mineral leases and license or material changes in lease or license royalties;

•	disruption in railroad or shipping services or increases in rail, vessel and other transportation costs;
•deterioration in our labor relations;
•large customer defaults;
•the price and availability of debt and equity financing;
•changes in interest rates;
•foreign exchange rate risks;
•changes in the availability and cost of capital;
•our lack of asset and geographic diversification, including reliance on a single facility for conducting our operations;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	anticipated operating and recovery rates at our facility;

•	shutdowns (either temporary or permanent), including, without limitation, the timing and length of planned maintenance outages;

•	increased competition and supply from international soda ash producers, especially in China and Turkey;

•	risks related to the use of technology and cybersecurity;

•	potential increases in costs and distraction resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with NYSE corporate governance requirements;

•	risks related to our internal control over financial reporting and our disclosure controls and procedures;

•	risks relating to our relationships with OCI Enterprises or its affiliates;

•	control of our general partner by OCI Enterprises;

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner and are employed by OCI Enterprises or its other affiliates;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners which are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes;
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
These factors should not be construed as exhaustive. Unless required by law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1. Business

Overview
We are a Delaware limited partnership formed by OCI Holdings on April 22, 2013 to operate the trona ore mining and soda ash production business of OCI Wyoming. We own a controlling 51.0% membership interest in OCI Wyoming, which is one of the largest and lowest cost producers of soda ash in the world, serving a global market from our facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore mined	3,869.5	3,921.5	3,865.4	3,676.0	3,597.4
Ore to ash ratio(1)	1.52: 1.0	1.59: 1.0	1.56: 1.0	1.60: 1.0	1.61: 1.0
Soda ash volume sold	2,548.3	2,492.2	2,455.5	2,308.3	2,235.6

(1)
Ore to ash ratio expresses the number of short tons of trona ore used to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

Trona, a naturally occurring soft mineral, is also known as sodium sesquicarbonate and consists primarily of sodium carbonate, or soda ash, sodium bicarbonate and water. We process trona ore into soda ash, which is an essential raw material in flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. The vast majority of the world's accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced by processing trona, with the remainder being produced synthetically through chemical processes. We believe processing soda ash from trona is the cheapest manner in which to produce soda ash. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production.
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

Substantial Reserve Life from Significant Reserves.   As of December 31, 2014, Hollberg Professional Group PC ("Hollberg Professional Group"), an independent mining and geological consulting firm, estimated we had proven and probable reserves of approximately 271.5 million short tons of trona, which is equivalent to 148.0 million short tons of soda ash. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 68 years. Please see Item 1, Business, "Trona Reserves" for more information.
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

•
Advantageous facility layout.  Our surface site includes a high capacity network of natural ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 6% over the past four years. While other producers in the Green River Basin also utilize deca rehydration, our natural pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call "de-watering," leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that "de-watered" pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing dry deca into our process has also reduced our energy consumption per short ton of soda ash produced.

Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2014, we used approximately 3.8 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.4 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality and our internal estimates. For the year ended December 31, 2014, we produced approximately 5,900 short tons of soda ash per employee. Based on historical production statistics we believe this production metric exceeds that of the other three operators in the Green River Basin.
Strong Safety Record.    We have an outstanding track record for safety, and we have among the lowest instances of workplace injury in the U.S. mining industry. Our tradition of excellence in safety has been recognized by the Wyoming State Mine Inspector, which has awarded us its Safety Excellence Award for five consecutive years from 2008 to 2012. We also received three consecutive safety awards from the U.S. Industrial Minerals Association of North America and the Mine Safety and Health Administration from 2009 to 2011. In addition, the safety performance of our facilities, as measured by the number of citations, recordable injuries and lost work day injuries and accident incident rate, significantly exceeds that of our peers in the Green River Basin over the last five years, according to the Mine Safety and Health Administration. We believe this emphasis on, and track record of, safety keeps employee morale high and aids in recruiting and retaining the most qualified workers in the Green River Basin to operate our assets.
Stable Customer Relationships.    We have an extensive base of more than 60 domestic customers in industries such as flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high quality soda ash. For the year ended December 31, 2014, approximately 70% of our domestic net sales were made to customers with whom we have done business for over ten years. We believe that these relationships lead to stable cash flows. We have a strong, long-standing relationship with our primary export customer, ANSAC. ANSAC is a cooperative that serves as the primary international distribution channel for us and two other U.S. manufacturers of trona-based soda ash. ANSAC is one of the largest purchasers and exporters of soda ash in the world and, as a result, is able to leverage its economies of scale in the markets it serves. We believe that our customer relationships, including our relationship with ANSAC, lead to more stable cash flows and allow us to plan production activity more accurately.
Experienced Management and Workforce.    Our facility has been in continuous operation for over 50 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of OCI Wyoming's senior management team have more than 20 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 18 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.

Our Business Strategies
Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our common and subordinated unitholders and, over time, to increase those quarterly cash distributions. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on the Growing Demand for Soda Ash.    We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively stable in the near future, overall worldwide demand for soda ash, based on historical production statistics, is projected to grow from an estimated 55.0 million metric tons (equivalent to approximately 60.6 million short tons) in 2014 to almost 76 million metric tons (equivalent to approximately 83.8 million short tons) in 2024, which represents a compounded annual growth rate of 3.3%. Through ANSAC and our own exports, as well as our long-standing relationship with domestic customers, we believe that as global demand increases, we will be well positioned to maintain our market share in the principal markets in which we operate by increasing our production through refinements in our production process and without significant additional strategic capital expenditures.
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

Maintain Financial Flexibility.    We intend to pursue a disciplined financial policy and seek to maintain a conservative capital structure that we believe will provide enhanced stability to our existing cash flows and allow us to consider attractive growth projects and strategic acquisitions in all market environments. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt" for additional information.
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

Our Organizational Structure
The following chart depicts our ownership structure as of December 31, 2014 and approximate ownership percentages:

OCI Company Ltd.
OCI Enterprises Inc.
("OCI Enterprises")
(100.0% Ownership Interest)
OCI Chemical Corporation
("OCI Chemical")
(100.0% Ownership Interest)
Public
(25.2% LP Interest)
OCI Wyoming Holding Co.
("OCI Holdings")
(72.8% LP Interest)
OCI Wyoming Co.
("Wyoming Co.")
OCI Resource Partners LLC
("OCI GP")
(Approximately 2.0% GP Interest)
Incentive Distribution Rights
OCI Resources LP
("OCIR" or the "Partnership")
(51.0% Membership Interest)
OCI Wyoming LLC
("OCI Wyoming")
Natural Resource Partners L.P.
("NRP")
(100.0% Ownership Interest
NRP Trona LLC
(49.0% Membership Interest)

Our Relationship with OCI Company
OCI Company Ltd., the parent company of OCI Enterprises ("OCI Company"), is a diversified, global company with its common shares listed on the Korea Exchange. OCI Company, its subsidiaries and its affiliates have a product portfolio consisting of inorganic chemicals, petrochemicals and coal chemicals, fine chemicals, specialty gases and renewable energy. OCI Company and its subsidiaries have produced soda ash since the late 1960s. OCI Chemical acquired its interest in OCI Wyoming in 1996.

Omnibus Agreement. We entered into an omnibus agreement with OCI Enterprises and our general partner (the "Omnibus Agreement") under which we agree upon certain aspects of our relationship with them. For additional information regarding the Omnibus Agreement, please see "Item 13 - Certain Relationships and Related Transactions, and Director Independence - Omnibus Agreement".
Our general partner owns 399,000 general partner units representing an approximate 2.0% general partner interest in us. These general partner units entitle it to receive approximately 2.0% of all the distributions we make. Our general partner also owns initially all of our incentive distribution rights, which entitle it to increasing percentages, up to a maximum of 48.0%, of the cash we distribute in excess of $0.5750 per unit per quarter. In addition, OCI Holdings owns 4,775,500 common units and 9,775,500 subordinated units.
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

The following map provides an aerial overview of our surface operations:

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of our leased and licensed subsurface mining area:

KNOWN SODIUM LEASING AREA (KSLA)
GREEN RIVER BASIN WYOMING

OCI
WYOMING
FMC
GRANGER
FMC
WESTVACO
TATA
SOLVAY
Bridger Power Line
Known Sodium
Leasing Area (KSLA)
Mechanically Mineable
Trona Area (MMTA)
UPRR
I-80
I-80
UPRR
N
MILES
0 1 2 3 4 5

OCI WYOMING LLC

CURRENT SODIUM LEASES
KNOWN SODIUM LEASING AREA
GREEN RIVER BASIN, WY
BUREAU OF LAND MANAGEMENT
Scale 1" = 24,000'

KSLA BOUNDARY
GREEN RIVER
OCI LEASE BOUNDARY
MECHANICAL MINING TRONA AREA
RAIL ROAD
ROADS
OCI REFINERY

The Green River Basin geological formation holds the largest, and one of the highest purity, known deposits of trona ore in the world. Our reserves contain trona deposits having a purity between 85% to 89% by weight, which means that insoluble impurities and water make up approximately 11% to 15% of our trona.
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
The following graphic shows a cross-section of the strategic areas of the Green River Basin where we mine trona:

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
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. "Deca", short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009 we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our refining process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 6% over the past four years.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. In 2014, we used approximately 3.8 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supplies of coal and natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in gas prices, a new hedging program was introduced during 2014 that enables us to fix the price for a portion of our forecasted natural gas purchases.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2014, we shipped approximately 96.0% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company ("Union Pacific"), and our plant receives rail service exclusively from Union Pacific. Our recently renewed lease agreement with Union Pacific expires on December 31, 2017. The rail freight rate we are charged under our agreement increases annually based on a published index tied to certain rail industry metrics. If we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During 2014 and 2013, we had no shortfall payments and do not expect such payments in the future. We lease a fleet of more than 1,700 hopper cars that serve as dedicated modes of shipment to our domestic customers. For export, we ship our soda ash on unit trains consisting of approximately 100 cars to two primary ports: Port Arthur, Texas and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. ANSAC provides logistics and support services for all of our export sales. For domestic sales, OCI Chemical provides similar services.
Customers
Our largest customer is ANSAC, which buys soda ash from us (through our sales agent) and other of its member companies for further export to its customers. For the year ended December 31, 2014, ANSAC accounted for approximately 49.6% of our net sales. No other individual customer accounted for more than 10% of our net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member's allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, OCI Chemical, on our behalf, negotiates directly with, and we export to, customers in markets not served by ANSAC. We had more than 60 domestic customers and 15 foreign customers to whom our agent made sales directly.
For customers other than ANSAC, our sales agent typically enters into contracts, on our behalf, having terms ranging from three months to three years. Under these contracts, our customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements. Although we do not have a "take or pay" arrangement with our customers, substantially all of our sales are made pursuant to written agreements and not through spot sales.
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
Leases and Licenses
We are party to several mining leases and one license, as noted in the table below, which give us subsurface mining rights. Some of our leases are renewable at our option upon expiration. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Anadarko Petroleum or its affiliates, which are calculated based upon a percentage of the quantity or gross value of soda ash and related products at a certain stage in the mining process, or a certain sum per each ton of such products. These royalty payments are typically subject to a minimum domestic production volume from our Green River Basin facility, although we are obligated to pay minimum royalties or annual rentals to our lessors and licensor regardless of actual sales.
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

The following is a summary of the material terms of our leases and our license as of December 31, 2014:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31, 2014	Total Approximate Acreage as of December 31, 2014	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
Anadarko Petroleum or its Affiliates	1	12,445 acres	N/A	Renewed until 2061 in 2010	1962	7% of soda ash sold (calculated on a netback basis); scheduled to increase to 8% on October 1, 2016. If royalty rates paid to other lessors are higher, royalty rates are increased to match.
U.S. Government	4	7,934 acres	2017-2025	We have a preferential renewal right upon application to the Department of the Interior, Bureau of Land Management(1)	1961	6% of gross output(2)
State of Wyoming	5	3,079 acres	2019	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)	Renewals are typically for ten-year periods.

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
Trona Reserves
As of December 31, 2014, we had estimated proven and probable reserves of approximately 271.5 million short tons, which is equivalent to 148.0 million short tons of soda ash. The estimates of our proven and probable reserves are derived from a year-end reserve report funded by us and prepared by Hollberg Professional Group, an independent mining and geological consulting firm. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 68 years.
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

For purposes of categorizing our proven reserves, Hollberg Professional Group's estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). For purposes of categorizing our probable reserves, Hollberg Professional Group's estimates applied exploration and mine measurements and drill hole data within a three-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, Hollberg Professional Group reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2014.
In determining whether our reserves meet these proven and probable standards, Hollberg Professional Group made certain assumptions regarding the remaining life of our reserves, including, among other things, that:

•	our cost of products sold per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2014, which was approximately $80 per short ton of soda ash;

•
the average CIF (carriage, insurance, and freight) sales price will remain consistent with our historical average CIF sales price for the three years ended December 31, 2014, which was approximately $183 per short ton of soda ash;

•	we will achieve an annual mining rate of approximately 4.0 million short tons of trona;

•	we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;

•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash);

•	our run-of-mine ore estimate contains dilution from the mining process;

•	we will, in approximately 30-40 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9 to 10 feet;

•	we will, within the next four to nine years, conduct "two-seam mining," which means to perform continuous mining simultaneously on beds 24 and 25 in close proximity;

•	our mining costs will remain consistent with 2014 levels until we begin two-seam mining, at which time our mining costs for the two-seam mine tonnage will increase by approximately 25%;

•	our processing costs will remain consistent with 2014 levels;

•	we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;

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
The following table presents our estimated proven and probable trona reserves at December 31, 2014:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with Anadarko Petroleum or its affiliates	70.6	86.1%	64.5	85.4%	135.1	73.6
Leases with the U.S. Government	57.1	86.3%	56.8	85.5%	113.9	62.0
Leases with the State of Wyoming	5.8	87.0%	16.7	86.2%	22.5	12.4
Total(5)	133.5	86.2%	138.0	85.5%	271.5	148.0

(1)	For purposes of these estimates, the minimum grade for reported tonnage is 85%.

(2)
The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 86.2% and 85.5%, respectively. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2014, which was approximately $183 per short ton of soda ash.

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
Clean Air Act
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources. Under the Clean Air Act, our facility has been issued a Title V operating permit, which regulates emissions to air from our operations. In particular, our operations are subject to technology-based standards pursuant to the Clean Air Act's New Source Performance Standards for Nonmetallic Mineral Processing Plants, which limit particulate matter emissions. Under associated clean air act regulations this operation is also subject to Best Available Control Technology (BACT) requirements. In addition, our boilers are subject to technology-based standards pursuant to the Clean Air Act's National Emission Standards for Hazardous Air Pollutants for Major Source: Industrial, Commercial and Institutional Boilers and Process Heaters, which were published in final form in January 2013. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants.
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
Resource Conservation and Recovery Act
The federal Resource Conservation and Recovery Act, or RCRA, and analogous state laws, impose requirements for the careful generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. Based on the amount of hazardous waste our operations generate (less than 100 kilograms per month), we have been classified under RCRA as a conditionally exempt generator.
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
Climate Change Legislation and Regulations
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources, including soda ash processors like us. We are monitoring and reporting GHG emissions from our operations, and we believe we are in substantial compliance with the rules. Under the Prevention of Significant Deterioration of Air Quality, or PSD, permitting regulations, this operation will be subject to BACT requirements if PSD thresholds are exceeded. In the past, the U.S. Congress has considered, but not enacted, legislation that would impose requirements to reduce emissions of GHGs. The State of California recently enacted regulations establishing a so-called GHG "cap-and-trade" system designed to reduce GHG emissions. Our operations are not currently subject to any federal or state requirement to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting, or otherwise imposing a tax or financial penalty for, emissions of GHGs from our equipment and operations might be material to our results of operations or financial conditions.
Wyoming Department of Environmental Quality—Land Quality Division
Our operations are subject to oversight by the Land Quality Division of the Wyoming Department of Environmental Quality. In particular, our principal mine permit issued by the Land Quality Division requires us to "self-bond" for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As of December 31, 2014, the amount of the self-bond was $33.9 million. The amount of the bond is subject to change based upon periodic re-evaluation by the Land Quality Division.
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

Our Green River Basin facility maintains a rigorous safety program. Our sponsor's employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2014, our facility had only three lost work day injuries and only eight recordable injuries as reported by MSHA. Over the five years ended December 31, 2014, the Green River Basin facility averaged 1.6 lost work day injuries and only 5.0 recordable injuries as reported by MSHA, which we believe to be better than the industry average.
Employees/Labor Relations
We are managed by the directors and officers of our general partner. The personnel who operate our assets are employees of our sponsor. Under the Omnibus Agreement, we reimburse OCI Enterprises and its affiliates for the expenses incurred by them in providing services to us, and we also reimburse OCI Enterprises for certain direct operating expenses they pay on our behalf. As of December 31, 2014, OCI Enterprises and its affiliates had 420 employees at our facility in the Green River Basin that operate the mine, 127 of whom were full-time salaried employees. None of these employees was covered by a collective bargaining agreement as of December 31, 2014, and we did not experience any labor strikes or other significant labor problems during 2014.
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
Risks Inherent in Our Business and Industry
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay any quarterly distribution on our units.
We may not have sufficient available cash each quarter to pay the quarterly distribution at the current distribution level of $0.5315 per unit, or $2.126 per unit on an annualized basis, at the minimum quarterly distribution level, or at all. In order to pay the quarterly distribution at the current distribution level, we will require available cash of approximately $10.6 million per quarter, or $42.5 million per year, based on the number of common, subordinated and general partner units currently outstanding.
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
•new or modified statutes, regulations, governmental policies and taxes or their interpretations; and
•prevailing U.S. and international economic conditions and foreign exchange rates.
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
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. Natural gas prices, over the past five years, have ranged between $1.95 and $6.00 per MMBtu per Henry Hub Natural Gas Spot Price. As of December 31, 2014 and 2013, the Henry Hub Natural Gas Spot Price was $3.48 and $4.23 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
Any material increase in natural gas prices could adversely impact our operations by making us less competitive with other soda ash producers who do not use natural gas as a key input. If U.S. natural gas prices were to increase to a level where foreign soda ash producers were able to improve their competitive position on a unit cost basis, this would negatively affect our competitive cost position.
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
For the year ended December 31, 2014, approximately 96.0% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2017. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2014, we shipped approximately 96.0% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2017. There can be no assurance that this contract will be renewed on terms favorable to us or at all. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific's financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 140 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement.
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
From 2013 to 2014, our international sales of soda ash as a percentage of total sales increased from 55.9% to 58.1%. Our gross margin for international sales is lower than our gross margin for domestic sales because the average price of soda ash sold internationally is lower than the average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
We typically receive payment for our domestic sales more quickly than we receive payment for our international sales.  Therefore, an increase in our international sales and a decrease in domestic sales would extend the average time period for our receipt of payment for our soda ash, which could expose us to greater credit risk from our customers, increase our working capital requirements and negatively affect the amount of cash available for distribution to our unitholders.
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
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, as amended on October 30, 2014 (as amended, the "OCI Wyoming Credit Facility"). The OCI Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) OCI Wyoming's ability to:

•	make distributions on or redeem or repurchase its units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of OCI Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The OCI Wyoming Credit Facility also contains covenants requiring OCI Wyoming to maintain certain financial ratios. OCI Wyoming is subject to a consolidated fixed charge coverage ratio (as defined in the OCI Wyoming Credit Facility) of not less than 1.10 to 1.00 for the 2014 and 2015 fiscal years, respectively, and not less than 1.15 to 1.00 thereafter, and a consolidated leverage ratio (as defined in the OCI Wyoming Credit Facility) of not greater than 3.00 to 1.00. OCI Wyoming's ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that OCI Wyoming will meet those ratios and tests. The OCI Wyoming Credit Facility also requires that consolidated capital expenditures, as defined in the OCI Wyoming Credit Facility, not exceed $50 million in any fiscal year.
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
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Anadarko Petroleum or its affiliates. As of December 31, 2014, leases covering approximately 46.9% of our acreage were scheduled to expire in the next five years. If we are not able to renew our leases and license, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders.
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

Our business is subject to inherent risk, including risk relating to natural disasters, and our insurance coverage for such risks may not be adequate or available to us. If an accident or event occurs that is not fully insured, it could materially affect our business.
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
On July 18, 2013, OCIR entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the "Revolving Credit Facility"). The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability (and the ability of our subsidiaries, including OCI Wyoming) to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with our affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Revolving Credit Facility also contains a covenant requiring us to maintain a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.05 to 1.00 for the 2014 fiscal year and the 2015 fiscal year, and not less than 1.10 to 1.00 thereafter. Our ability to meet that financial ratio and test can be affected by events beyond our control, and we cannot assure you that we will meet that ratio and test. The Revolving Credit Facility also requires that consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.
In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (1) failure to make payments required under the Revolving Credit Facility, (2) events of default resulting from our failure to comply with covenants and financial ratios in the Revolving Credit Facility, (3) the institution of insolvency or similar proceedings against us, (4) the occurrence of a default under any other material indebtedness we (or any of our subsidiaries) may have, including the OCI Wyoming Credit Facility, and (5) the occurrence of a change of control. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests in OCI Wyoming held by us.
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
The provisions of the Revolving Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Revolving Credit Facility could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the Revolving Credit Facility, terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, the lenders could foreclose on our assets, including without limitation our ownership interests in OCI Wyoming, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 8, Financial Statements and Supplementary Data - Note 8, "Debt-Revolving Credit Facility."
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
On July 18, 2013, OCI Chemical entered into a senior secured credit facility, which was amended on October 30, 2014 (we refer to the senior secured credit facility, as amended, as the OCI Chemical Credit Facility). Our general partner is a guarantor under the OCI Chemical Credit Facility, and all of our general partner's assets (other than its general partner interest in us) and OCI Chemical's ownership interest in our general partner are subject to a lien under the OCI Chemical Credit Facility. In the event OCI Chemical is unable to satisfy its obligations under the OCI Chemical Credit Facility and the lenders foreclose on their collateral, the lenders will own our general partner, and effectively all of its assets, which include the general partner interest in us and our incentive distribution rights. In such event, the lenders would own the entity that controls our management and operation. Moreover, in the event OCI Chemical becomes insolvent or is declared bankrupt, our general partner also may be deemed insolvent or declared bankrupt. Under the terms of our partnership agreement, the bankruptcy or insolvency of our general partner may cause a dissolution of our partnership. As of December 31, 2014, OCI Chemical had $16.0 million outstanding under the OCI Chemical Credit Facility.
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
Under the OCI Chemical Credit Facility, a change of control is triggered if OCI Enterprises and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of, OCI Chemical, OCI Holdings or OCI GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in OCI Wyoming or cease to have the ability to elect a majority of the members of OCI Wyoming's board of managers.
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
There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties on which we operate, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. For example, an accidental release from our facility could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Under the terms of the Omnibus Agreement, our sponsor will indemnify us for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets contributed to us and occurring before the closing date of our IPO. OCI Company. has not agreed to indemnify us for these or any other losses. The maximum liability of our sponsor for these indemnification obligations will not exceed $10 million, which may not be sufficient to fully compensate us for such claims, losses and expenses. Moreover, our assets constitute substantially all of our sponsor's assets, and our sponsor has not agreed to maintain any cash reserve to fund any indemnification obligations under the Omnibus Agreement. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. We may not be able to recover all or any of these costs from insurance. Please read Item 1, "Business—Environmental Matters" and Item 13, "Certain Relationships and Related Transactions, and Director Independence—Omnibus Agreement" for more information.
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
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the Wyoming Department of Environmental Quality (“WDEQ”) allows us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2014, the amount of our self-bond agreement with the WDEQ was $33.9 million. The Land Quality Division of the WDEQ periodically re-evaluates the amount of the bond, so the current amount is subject to increase.
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

•
many of the officers and three of the directors of our general partner are also officers and/or directors of our sponsor and will owe fiduciary duties to our sponsor. The officers of our general partner that are also officers of our sponsor will devote significant time to the business of our sponsor and will be compensated by our sponsor accordingly;

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

•
our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. Our partnership agreement does not set a limit on the amount of maintenance capital expenditures that our general partner may determine to be necessary or appropriate. Please read Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures" for a discussion regarding when a capital expenditure constitutes a maintenance capital expenditure or an expansion capital expenditure. This determination can affect the amount of cash that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert. Please read Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Subordinated Units," for more information;

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
In the event of a reset of our minimum quarterly distribution and target distribution levels, our general partner will be entitled to receive, in the aggregate, a number of common units equal to that number of common units that would have entitled the holder of such units to an aggregate quarterly cash distribution in the two-quarter period prior to the reset election equal to the distribution to our general partner on the incentive distribution rights in the quarter prior to the reset election prior two quarters. Our general partner will also be issued the number of general partner units necessary to maintain its general partner interest in us that existed immediately prior to the reset election (approximately 2.0%). We anticipate that our general partner would exercise this reset right to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. However, our general partner or a transferee could also exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on target distribution levels that are less certain in the then-current business environment. This risk could increase if our incentive distribution rights have been transferred to a third-party. As a result, a reset election may cause our common unitholders to experience dilution in the amount of cash distributions that they otherwise would have received had we not issued new common units to our general partner in connection with resetting the target distribution levels.
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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 662/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 2, 2015, OCI Holdings owned 4,775,500 common units and 9,775,500 subordinated units, which together constitute an aggregate of 74.3% of the common units and subordinated units in us. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 2, 2015, OCI Holdings owned an aggregate of 48.7% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), OCI Holdings will own 74.3% of our common units.

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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. One such Obama Administration budget proposal for fiscal year 2016 would, if enacted, tax publicly traded partnerships with “fossil fuels” activities as corporations for U.S. federal income tax purposes beginning in 2021. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Any such changes could negatively impact the value of an investment in our common units.
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
The sale or exchange of 50% or more of our or OCI Wyoming's capital and profit interests during any twelve-month period will result in the termination of our partnership or OCI Wyoming for U.S. federal income tax purposes.
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

We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, we must routinely determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates ourselves using a methodology based on the market value of our common units as a means to determine the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.

A successful IRS challenge to these methods or allocations could adversely affect the timing or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the New York Stock Exchange ("NYSE") under the symbol "OCIR" on September 13, 2013. Prior to that time, there was no public market for our securities. As of December 31, 2014, OCI Holdings owned 4,775,500 common units and 9,775,500 subordinated units, which together constitute a 72.8% ownership interest in us and the public owned 5,026,330 common units. There are eight record holders of our outstanding common units as of March 2, 2015.
The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common units and cash distributions declared per unit.

	Sales Price per Common Units		Quarterly Cash Distribution Declared per Unit (1)	Distribution Date	Record Date
Quarter Ended	High	Low
2014
Fourth Quarter	$25.89	$20.70	$0.5315	2/13/2015	1/30/2015
Third Quarter	$25.90	$21.81	$0.5250	11/14/2014	10/31/2014
Second Quarter	$26.19	$21.10	$0.5000	8/14/2014	8/1/2014
First Quarter	$22.85	$20.22	$0.5000	5/15/2014	4/30/2014

2013
Fourth Quarter	$22.33	$18.35	$0.5000	2/14/2014	1/30/2014
Third Quarter (2)	$18.39	$18.00	$0.0707	2/14/2014	1/30/2014

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
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute our available cash to unitholders of record on the applicable record date.
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
Operating Surplus
We define operating surplus as:
•$20.0 million; plus
•all of our cash receipts, including amounts received by us from OCI Enterprises under the Omnibus Agreement to the extent such amounts offset operating expenditures or lost revenue, and excluding cash from interim capital transactions (as defined below) and, under certain circumstances, the termination of hedge contracts; plus
•working capital borrowings, if any, made after the end of a period but on or before the date of determination of operating surplus for the period; plus
•cash distributions paid in respect of equity issued (including incremental distributions on IDRs), to finance all or a portion of replacement, improvement or expansion capital expenditures in respect of the period from such financing until the earlier to occur of (1) the date the related capital improvement commences commercial service and (2) the date that it is abandoned or disposed of; plus
•cash distributions paid in respect of debt or equity issued (including incremental distributions on IDRs) to pay the construction period interest on debt incurred, or to pay construction period distributions on equity issued, to finance the expansion capital expenditures referred to above, in each case, in respect of the period from such financing until the earlier to occur of (1) the date the capital asset is placed in service and (2) the date that it is abandoned or disposed of; less
•all of our operating expenditures (as defined below); less
•the amount of cash reserves or our proportionate share of cash reserves in the case of subsidiaries that are not wholly owned established by our general partner to provide funds for future operating expenditures; less
•all working capital borrowings not repaid within twelve months after having been incurred, or repaid within such twelve-month period with the proceeds of additional working capital borrowings; less
•any cash loss realized on disposition of an investment capital expenditure.
We will include in operating surplus, when collected, cash receipts equal to our proportionate share of accounts receivable that are retained by OCI Enterprises.
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
Quarterly Distributions
On January 16, 2015, the Partnership declared its fourth quarter 2014 quarterly distribution. The quarterly cash distribution of $0.5315 per unit was paid on February 13, 2015 to unitholders of record on January 30, 2015.
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs and (4) assume there are no arrearages on common units.

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

Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to compensation plans under which the Partnership’s securities are authorized for issuance.
The following table summarizes our repurchase activity during the three months ended December 31, 2014:

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 1 - October 31	—	—	—	—
November 1 - November 30 (1)	205	$—	—	—
December 1 - December 31	—	—	—	—
Total	205	$—	—	—
(1) The Partnership did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect purchases of common units by the Partnership in connection with tax withholding obligations of units issued pursuant to the OCI Resource Partners LLC 2013 Long-Term Incentive Plan.
Item 6. Selected Financial Data
The following table shows selected historical financial data of our Predecessor and the Partnership for the periods and as of the dates indicated. As a result of the Restructuring as defined in our Annual Report on Form 10-K filed with SEC on March 14, 2014 (our "2014 10-K"), the historical results of the Predecessor have been restated to reflect the combination of the ownership interests in OCI Wyoming previously held by the Predecessor and Wyoming Co. adjusted for certain push-down accounting effects. See the "Explanatory Note", disclosed in our 2014 10-K, for more information on the restructuring transactions. The selected consolidated financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2012, 2011 and 2010 are derived from the audited consolidated financial statements of the Predecessor. The selected consolidated financial data for the year ended December 31, 2013 includes the combined results of the Predecessor through September 17, 2013 and the Partnership for the period from September 18, 2013 through December 31, 2013, all derived from the Partnership's 2013 audited financial statements.

			Predecessor Historical
Statement of operations data:	For the years ended December 31,
($ in millions, except per unit data)	2014	2013	2012	2011	2010
Net sales:
Sales - Affiliates	$236.7	$211.6	$236.9	$168.6	$104.6
Sales - others	228.3	230.5	225.7	253.3	258.5
Total net sales	465.0	442.1	462.6	421.9	363.1
Cost of products sold:
Cost of products sold	201.6	202.4	197.7	179.3	159.4
Depreciation, depletion and amortization expense	22.4	23.9	23.7	23.4	25.4
Freight costs	123.7	122.7	110.1	105.7	109.1
Total cost of products sold	347.7	349.0	331.5	308.4	293.9
Gross profit	117.3	93.1	131.1	113.5	69.2
Operating expenses:
Selling, general and administrative expenses - others	3.3	0.7	0.7	0.1	—
Selling, general and administrative expenses—Affiliates	17.0	12.5	11.1	10.8	8.8
Loss on disposal of assets, net	1.0	—	—	—	—
Total operating expenses	21.3	13.2	11.8	10.9	8.8
Operating income	96.0	79.9	119.3	102.6	60.4
Other income/(expenses):
Interest income	—	—	0.2	0.2	0.1
Interest expense	(5.2)	(2.9)	(1.5)	(1.5)	(2.8)
Other - net	1.1	0.7	(0.6)	—	(1.8)
Total other income/(expense), net	(4.1)	(2.2)	(1.9)	(1.3)	(4.5)
Income before provision for income taxes	91.9	77.7	117.4	101.3	55.9
Provision for income taxes	—	7.1	16.4	14.6	6.5
Net income	$91.9	$70.6	$101.0	$86.7	$49.4
Net income attributable to non-controlling interest	47.4	44.3	65.9	58.2	36.1
Net income attributable to OCI Resources LP/Predecessor	$44.5	$26.3	$35.1	$28.5	$13.3
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	13.3	**	**	**
Net income attributable to OCI Resources LP subsequent to initial public offering	$44.5	$13.0	**	**	**
Other comprehensive loss:
Income (loss) on derivative financial instruments	(0.2)	—	—	(0.5)	1.4
Comprehensive income	91.7	70.6	101.0	86.2	50.8
Comprehensive income attributable to non-controlling interest	47.3	44.3	65.9	57.9	36.1
Comprehensive income attributable to OCI Resources LP/Predecessor	$44.4	$26.3	$35.1	$28.3	$14.7
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	—	13.1	**	**	**
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$44.4	$13.2	**	**	**

Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings (basic and diluted)	$2.23	$0.65	**	**	**
Subordinated - OCI Holdings (basic and diluted)	$2.23	$0.65	**	**	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	**	**	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	**	**	**

** Information is not applicable for the pre-IPO periods.

			Predecessor Historical
Balance sheet data (at period end):	As of December 31,
($ and unit data in millions)	2014	2013	2012	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31.0	$46.9	$22.7	$26.8	$10.8
Accounts receivable, net	35.5	34.4	35.2	32.6	29.6
Accounts receivable - ANSAC	70.4	58.1	53.8	46.9	20.3
Due from affiliates, net	19.6	20.4	26.6	11.6	18.2
Inventory	43.2	41.7	42.1	32.1	31.2
Other current assets	1.8	1.2	0.7	1.2	0.7
Total current assets	201.5	202.7	181.1	151.2	110.8
Property, plant and equipment, net	245.0	238.0	244.5	241.6	235.9
Other non-current assets	0.9	1.3	—	0.2	0.2
Total assets	$447.4	$442.0	$425.6	$393.0	$346.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$4.0	$4.0	$4.0
Accounts payable	13.1	13.2	13.1	15.8	11.8
Due to affiliates	7.1	2.3	22.3	3.7	8.9
Accrued expenses	29.5	26.4	26.2	31.3	25.1
Total current liabilities	49.7	41.9	65.6	54.8	49.8
Long-term debt	145.0	155.0	48.0	52.0	56.0
Other non-current liabilities	4.2	3.8	3.6	3.5	1.6
Deferred income taxes	—	—	36.1	36.9	35.6
Total liabilities	198.9	200.7	153.3	147.2	143.0
Commitments and Contingencies (See Note 13)
Equity:
Predecessor's net equity	—	—	130.0	125.4	107.1
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at December 31, 2014 and 2013, respectively)	106.3	104.5	—	—	—
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at December 31, 2014 and 2013, respectively)	37.9	36.6	—	—	—
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at December 31, 2014 and 2013, respectively)	3.8	3.8	—	—	—
Accumulated other comprehensive loss	(0.4)	(0.3)	(0.2)	(0.2)	—
Partners' capital attributable to OCI Resources LP	147.6	144.6	129.8	125.2	107.1
Non-controlling interests	100.9	96.7	142.5	120.6	96.8
Total equity	248.5	241.3	272.3	245.8	203.9
Total liabilities and partners' equity	$447.4	$442.0	$425.6	$393.0	$346.9

Cash flow data (at period end):			Predecessor Historical
($ in millions)	For the years ended December 31,
Cash provided by (used in):	2014	2013	2012	2011	2010
Operating activities	$106.1	$100.3	$101.8	$90.1	$83.0
Investing activities	(27.2)	(16.2)	(27.4)	(25.8)	(7.3)
Financing activities	(94.8)	(59.9)	(78.5)	(48.3)	(76.6)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management's discussion and analysis of financial condition and results of operations in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report.

Unless the context otherwise requires, references in this Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to ‘‘Predecessor,’’ ‘‘we,’’ ‘‘our,’’ ‘‘us,’’ or like terms, when used in a historical context (periods prior to September 18, 2013, the completion of our IPO), refer to OCI Wyoming Holding Co. ("OCI Holdings") and its subsidiary, our predecessor for accounting purposes, and, unless otherwise noted, financial information for the Predecessor is presented before the non-controlling interest. When used in the present tense or prospectively (starting September 18, 2013), such terms refer to OCI Resources LP and its subsidiary, and, unless otherwise noted, financial information for the Partnership is presented before the non-controlling interest. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the General Partner of OCI Resources LP and a wholly owned subsidiary of OCI Holdings.  References to "our sponsor," or "OCI Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings. References to "OCI Wyoming" refer to OCI Wyoming LLC.
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Report, as well as the historical consolidated financial statements and notes thereto of OCI Holdings, the Predecessor. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Our actual results and financial condition may differ materially from those implied or expressed by these forward-looking statements. Please read “Cautionary Statement Concerning Forward-Looking Statements” and the risk factors discussed in Item 1A " Risk Factors" of this Report.

We are a Delaware limited partnership formed by OCI Holdings to own 51.0% membership interest in, and to operate the trona ore mining and soda ash production business of, OCI Wyoming. OCI Wyoming is currently one of the world's largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners LP ("NRP") currently owns a 49% membership interest in OCI Wyoming. NRP indirectly acquired its interest in OCI Wyoming in January 2013 from Anadarko Holding Company.
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

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our "ore to ash ratio." Our ore to ash ratio for the years ended December 31, 2014, 2013 and 2012, was 1.52: 1.0, 1.59: 1.0 and 1.56: 1.0, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 74.4%, 80.6% and 81.9% of our total freight costs for the years ended December 31, 2014, 2013 and 2012, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices, over the past five years, have ranged between $1.95 and $6.00 per MMBtu per Henry Hub Natural Gas Spot Price. As of December 31, 2014 and 2013, the Henry Hub Natural Gas Spot Price was $3.48 and $4.23 per MMBtu, respectively.
Employee Compensation.    Our employee compensation expenses are affected by headcount and salary levels, as well as incentive compensation paid. Retirement benefits for certain individuals that provide services to us are provided by OCI Enterprises under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees. OCI Enterprises has the right to modify or terminate the benefits at will. We also reimburse OCI Enterprises for contributions it makes on our behalf to the OCI 401(k) Retirement Plan based upon specified percentages of employee contributions. See Item 8, "Financial Statements and Supplementary Data—Note 10, "Employee Compensation," for more information on the various plans.
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
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by OCI Enterprises and its affiliates on our behalf are generally allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf.

Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC's total volumes sold for a given period attributable to the soda ash sold by us to ANSAC.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below for the periods and as of the dates indicated. The accompanying consolidated financial statements for the year ended December 31, 2012, represent the Predecessor's results of operations, reflecting the ownership in OCI Wyoming previously held by the Predecessor and Wyoming Co. on a combined basis, adjusted for the effects of the restructuring and certain push-down accounting effects. The consolidated financial statements for the year ended December 31, 2013, presents the results of operations for the Partnership, reflecting the combined ownership interests previously held by Predecessor and Wyoming Co. on a combined basis, adjusted for certain push-down accounting effects. See the "Explanatory Note," disclosed in our Annual Report on Form 10-K filed with the SEC on March 14, 2014, for more information on the restructuring transactions. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following tables set forth our results of operations for the years ended December 31, 2014, 2013 and 2012.

	Years Ended December 31,
	2014	2013	2012
			(Predecessor)
($ in millions; except for operating and ratio data and Adjusted EBITDA per ton)
Net sales:
Sales - Affiliates	$236.7	$211.6	$236.9
Sales - others	228.3	230.5	225.7
Total net sales	465.0	442.1	462.6
Cost of products sold:
Cost of products sold	201.6	202.4	197.7
Depreciation, depletion and amortization expense	22.4	23.9	23.7
Freight costs	123.7	122.7	110.1
Total cost of products sold	347.7	349.0	331.5
Gross profit	117.3	93.1	131.1
Operating expenses:
Selling, general and administrative expenses - others	3.3	0.7	0.7
Selling, general and administrative expenses—Affiliates	17.0	12.5	11.1
Loss on disposal of assets, net	1.0	—	—
Total operating expenses	21.3	13.2	11.8
Operating income	96.0	79.9	119.3
Other income/(expenses):
Interest income	—	—	0.2
Interest expense	(5.2)	(2.9)	(1.5)
Other - net	1.1	0.7	(0.6)
Total other income/(expense), net	(4.1)	(2.2)	(1.9)
Income before provision for income taxes	91.9	77.7	117.4
Provision for income taxes	—	7.1	16.4
Net income	$91.9	$70.6	$101.0
Net income attributable to non-controlling interest	47.4	44.3	65.9
Net income attributable to OCI Resources LP/Predecessor	$44.5	$26.3	$35.1
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	13.3	**
Net income attributable to OCI Resources LP subsequent to initial public offering	$44.5	$13.0	**
Other comprehensive loss:
Income (loss) on derivative financial instruments	(0.2)	—	—
Comprehensive income	91.7	70.6	101.0
Comprehensive income attributable to non-controlling interest	47.3	44.3	65.9
Comprehensive income attributable to OCI Resources LP/Predecessor	$44.4	$26.3	$35.1
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	—	13.1	**
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$44.4	$13.2	**

Operating and Other Data:
Trona ore mined (thousands of short tons)	3,869.5	3,921.5	3,865.4
Ore to ash ratio(1)	1.52: 1.0	1.59: 1.0	1.56: 1.0
Soda ash volume sold (thousands of short tons)	2,548.3	2,492.2	2,455.5
Domestic (thousands of short tons)	817.8	802.6	830.2
International (thousands of short tons)	1,730.5	1,689.6	1,625.3
Adjusted EBITDA(2)	$120.5	$104.4	$142.4
Adjusted EBITDA per short ton(3)	$47.29	$41.89	$57.99

** Information is not applicable for the pre-IPO periods.

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects Adjusted EBITDA divided by sales volumes.

Analysis of Results of Operations

Net sales

A summary of net sales, sales volumes and average sales price, and the percentage change between the periods, is as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions, except per ton data)	2014	2013	2012	2014 vs 2013	2013 vs 2012

Net sales:
Domestic	$194.8	$195.1	$199.4	(0.2)%	(2.2)%
International	$270.2	$247.0	$263.2	9.4%	(6.1)%
Total net sales	$465.0	$442.1	$462.6	5.2%	(4.4)%
Sales volumes:
Domestic (thousands of short tons)	817.8	802.6	830.2	1.9%	(3.3)%
International (thousands of short tons)	1,730.5	1,689.6	1,625.3	2.4%	4.0%
Total soda ash volume sold (thousands of short tons)	2,548.3	2,492.2	2,455.5	2.3%	1.5%
Average sales price (per short ton):
Domestic	$238.20	$243.05	$240.18	(2.0)%	1.2%
International	$156.16	$146.23	$161.92	6.8%	(9.7)%
Average	$182.49	$177.41	$188.38	2.9%	(5.8)%
Percent of net sales:
Domestic sales	41.9%	44.1%	43.1%
International sales	58.1%	55.9%	56.9%
Total percent of net sales	100.0%	100.0%	100.0%
2014 compared to 2013
Our net sales increased by 5.2% to $465.0 million for the year ended December 31, 2014 from $442.1 million for the year ended December 31, 2013, driven by increases in both international average sales price of 6.8% and total volumes sold of 2.3%, partially offset by a decrease in domestic average sales price of 2.0%.
2013 compared to 2012
Our net sales decreased by 4.4% to $442.1 million for the year ended December 31, 2013 from $462.6 million for the year ended December 31, 2012, primarily as a result of a decrease of 9.7% in international average sales price, primarily due to lower international pricing from ANSAC in 2013 compared to 2012, offset by a 4.0% increase in volumes sold and a decrease in domestic sales volume of 3.3%, partly offset by, an increase in average sales price of 1.2%.
Cost of products sold and operating expenses

A summary of cost of products sold and operating expenses, and the percentage change between the periods, is as follows:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012

Cost of products sold	$347.7	$349.0	$331.5	(0.4)%	5.3%
Selling, general and administrative expenses	$20.3	$13.2	$11.8	53.8%	11.9%
Loss on disposal of assets, net	$1.0	$—	$—	N/A	N/A
Total cost of products sold and operating expenses	$369.0	$362.2	$343.3	1.9%	5.5%
Total cost of products sold and operating expenses, as a percent of net sales	79.4%	81.9%	74.2%
2014 compared to 2013
Our total cost of products sold decreased by 0.4% to $347.7 million for the year ended December 31, 2014 from $349.0 million for the year ended December 31, 2013, primarily as a result of the following:

•
a decrease in operating and maintenance supply costs of 7.1% to $18.4 million for year ended December 31, 2014, compared to $19.8 million for the year ended December 31, 2013, partly due to decreased equipment maintenance costs in the mine;

•
a decrease of 7.0% in salaries and benefits to $54.7 million for year ended December 31, 2014, compared to $58.8 million for the year ended December 31, 2013, partly due to a $5.3 million reduction in pension benefit expense driven by favorable effects of higher actuarial discount rates and market returns. Based on actuarial estimates, as of December 31, 2014, we expect these pension expenses to revert back to 2013 levels during 2015;

•
a decrease of 6.3% in depreciation, depletion and amortization expense to $22.4 million for year ended December 31, 2014, compared to $23.9 million for the year ended December 31, 2013, due primarily to certain in service equipment reaching their maximum depreciable lives, moderately offset by, fixed asset additions during the year; and

•
a decrease of 3.1% in royalties paid to $19.0 million for the year ended December 31, 2014, as compared to $19.6 million for the year ended December 31, 2013, driven by a reduction in the federal royalty rate from 6% to 4% ("Helium Stewardship Act of 2013"), which is due to expire in September 2015, partially offset by an increase in royalty accruals due to increased production volumes during the year; partly offset by

•
an increase of 16.7% in natural gas costs to $38.5 million for the year ended December 31, 2014, compared to $33.0 million for the year ended December 31, 2013, due to higher prices and production volume growth; and

•	an increase of 0.8% in freight costs to $123.7 million for the year ended December 31, 2014, as compared to $122.7 million for the year ended December 31, 2013, due to higher sales volume.
Gross profit.    Gross profit increased by 25.9% to $117.3 million for the year ended December 31, 2014, compared to $93.1 million for the year ended December 31, 2013, primarily due to the increase in average sales price and higher volumes sold over the period as discussed above.
Selling, general and administrative expenses.    Our selling, general and administrative expenses increased 53.8% to $20.3 million for the year ended December 31, 2014 from $13.2 million for the year ended December 31, 2013, primarily due to higher shared services expenses and increased compliance costs associated with being a publicly traded company, in 2014 compared to 2013.
Loss on disposal of assets, net. Our loss on disposal of assets of $1.0 million for the year ended December 31, 2014, relates to the disposal of one asset which was replaced, and the write-off of canceled or abandoned capital projects.
Operating income.   As a result of the foregoing, operating income increased by 20.0% to $96.0 million for the year ended December 31, 2014 compared to $79.9 million for the year ended December 31, 2013.
Other income/(expense), net.    Our total other non-operating expense increased to $4.1 million for the year ended December 31, 2014, compared to $2.2 million for the year ended December 31, 2013, primarily due to the interest expense recorded in the current year related to our July 2013 debt restructuring and the resulting higher average principal balance of our long-term debt during 2014 verses 2013.
Provision for income taxes. The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate-company computations of income or loss. The income tax expense for the years ended December 31, 2013 and 2012 are those of the Predecessor. Due to our status as a master limited partnership as of the IPO, we have not been subject to U.S. federal income tax and certain state income taxes subsequent to September 18, 2013.
Net income.    As a result of the foregoing, net income increased by 30.2% to $91.9 million for the year ended December 31, 2014, compared to $70.6 million for the year ended December 31, 2013.

2013 compared to 2012
Our cost of products sold increased by 5.3% to $349.0 million for the year ended December 31, 2013 from $331.5 million for the year ended December 31, 2012, primarily as a result of the following:

•	an increase of 13.0% in natural gas costs to $33.0 million for the year ended December 31, 2013, compared to $29.2 million for the year ended December 31, 2012, due to higher prices;

•
an increase of 8.5% in the cost of electricity from $24.6 million to $26.7 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to higher rates. The energy consumed on a per ton of soda ash produced basis did not materially change for the year ended December 31, 2013, compared to the year ended December 31, 2012; and

•
an increase of 11.4% in freight costs to $122.7 million for the year ended December 31, 2013 from $110.1 million for the year ended December 31, 2012, primarily due to an increase in freight costs related to increased international sales volumes to international customers; partly offset by

•
a decrease of 3.9% in royalties paid to $19.6 million for the year ended December 31, 2013, as compared to $20.4 million for the year ended December 31, 2012, due to a 5.8% decrease in average sales price, and a decrease in the royalty rate for federal land from 6% to 4% on October 2, 2013.

Gross profit.   Gross profit decreased by 29.0% to $93.1 million for the year ended December 31, 2013, compared to $131.1 million for the year ended December 31, 2012, primarily due to the 5.8% decrease in average sales price over the period, and increases in cost of products sold, excluding freight costs of 2.2% and freight costs of 11.4% as discussed above.
Selling, general and administrative expenses.   Our selling, general and administrative expenses increased 11.9% to $13.2 million for the year ended December 31, 2013 from $11.8 million for the year ended December 31, 2012, primarily due to an increase in allocated charges from ANSAC caused by higher participation percentage of total ANSAC volume. There was also an increase in charges allocated from OCI Enterprises.
Operating income.   As a result of the foregoing, operating income decreased by 33.0% to $79.9 million for the year ended December 31, 2013 compared to $119.3 million for the year ended December 31, 2012.
Other income/(expense), net.   Our other non-operating expense increased to $2.2 million for the year ended December 31, 2013, compared to $1.9 million for the year ended December 31, 2012.
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
Liquidity and Capital Resources
Sources of liquidity include cash generated from operations and borrowings under a credit facility and capital calls from partners. We use cash and require liquidity primarily to finance and maintain our operations, fund capital expenditures for our property, plant and equipment, make cash distributions to holders of our partnership interests, pay the expenses of our general partner and satisfy obligations arising from our indebtedness. Our ability to meet these liquidity requirements will depend on our ability to generate cash flow from operations.
Our sources of liquidity include:

•	cash generated from our operations;

•
$10 million available for borrowing under the Revolving Credit Facility (as defined in Part II, Item 8, Financial Statements and Supplementary Data - Note 8, "Debt"), subject to borrowing base availability;

•
$45 million ($190 million, less $125 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the OCI Wyoming Credit Facility (as defined in Part II, Item 8, Financial Statements and Supplementary Data - Note 8, "Debt"), subject to borrowing base availability;

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
We intend to continue to pay a minimum quarterly distribution per quarter, to unitholders of record, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have legal obligation to pay this distribution.

Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of December 31, 2014, we had a working capital surplus of $151.8 million as compared to a working capital surplus of $160.8 million as of December 31, 2013.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of soda ash in the normal course of our business. As sales increase, our accounts receivable will also increase, which will result in an increase in our working capital requirements. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the OCI Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
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
The following table summarizes our maintenance and expansion capital expenditures for the years ended December 31, 2014, 2013 and 2012 in the table below:

	Years Ended December 31,
($ in millions)	2014	2013	2012
Maintenance	$10.4	$14.3	$19.5
Expansion	20.0	2.7	7.9
Total	$30.4	$17.0	$27.4
The increase in capital expenditures during 2014 compared to 2013 is driven by the increased planned expansion projects to improve our operating capacity levels. In 2013, we limited our capital expenditures to routine maintenance and minor expansionary debottlenecking projects and in 2012, we made significant expenditures in rebuilding mine shuttlecars, projects designed to increase our yield versus the prior year, as well as the investigation of additional projects for future consideration.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Cash provided by (used in):
Operating activities	$106.1	$100.3	$101.8	5.8%	(1.6)%
Investing activities	(27.2)	(16.2)	(27.4)	67.9%	(40.9)%
Financing activities	(94.8)	(59.9)	(78.5)	58.3%	(23.7)%

Operating Activities
Our operating activities during the year ended December 31, 2014 provided $106.1 million, an increase of 5.8% from the $100.3 million generated during the year ended December 31, 2013 primarily as a result of the following:

•	an increase of 30.2% in net income during the year ended December 31, 2014, compared to prior year; offset by

•	cash flows used in working capital of $9.8 million during the year ended December 31, 2014 compared to $5.5 million of cash flows provided in working capital in the prior year.

Our operating activities during the year ended December 31, 2013 provided $100.3 million a decrease of 1.6% over the $101.8 million generated during the year ended December 31, 2012, primarily as a result of the following:

•	a decrease of $30.4 million in net income during the year ended December 31, 2013, compared to the year ended December 31, 2012; offset by

•	cash flows provided in working capital of $5.5 million during the year ended December 31, 2013, compared to cash flows used in working capital of $22.6 million during the year ended December 31, 2012;

Investing Activities
We used cash flows of $27.2 million in investing activities during the year ended December 31, 2014, compared to $16.2 million used during 2013 and $27.4 million used during 2012, all related to the funding of capital expenditures as described in "Capital Expenditures" above.

Financing Activities
Cash used in financing activities of $94.8 million during the year ended December 31, 2014 increased by 58.3% over prior year, primarily due to distributions paid during the year of $84.8 million. During 2013, the cash used in financing activities of $59.9 million were largely driven by the distributions paid of $162.9 million and $32.0 million repayment of long-term debt, offset by the $135.0 million of net proceeds received from the issuance of the revolving credit facility. During 2012, the cash flows used in financing activities of $78.5 million was mainly due to distributions paid during the year of $74.5 million.
Debt
See in Part II, Item 8, Financial Statements and Supplementary Data - Note 8, "Debt", for details of our outstanding debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2014:

	Payments Due by Period
	2015	2016	2017	2018	2019	Thereafter	Total
($ in millions)
Long-term debt	—	—	8.6	136.4	—	—	145.0
Purchase obligations (1)	26.0	19.7	16.9	11.6	9.8	7.3	91.3
Interest payments (2)	4.3	4.8	5.4	5.9	6.2	—	26.6
Lease obligations (3)	0.1	0.1	0.1	0.1	0.1	1.6	2.1
Total	$30.4	$24.6	$31.0	$154.0	$16.1	$8.9	$265.0

(1) Purchase obligations primarily include agreement to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term utility contracts with various terms extending through 2021. These commitments are designed to assure source of supply for our normal requirements. The amounts include purchase obligations under a contract for the transportation of gas, which may be canceled by either upon 12 months' advance written notice to the other party.
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2014
(3) Minimum contractual rental commitments of various operating leases, including renewal periods.
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of December 31, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of December 31, 2014.
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States or GAAP. We also present the non-GAAP financial measures of:

•	Adjusted EBITDA;

•	distributable cash flow; and

•	distribution coverage ratio.

We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as Adjusted EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow per outstanding unit (as of the end of the period) to cash distributions payable per outstanding unit with respect to such period.

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

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Years Ended December 31,
($ in millions, except per unit data)	2014	2013	2012
Reconciliation of Adjusted EBITDA to net income:			(Predecessor)
Net income	$91.9	$70.6	$101.0
Add backs:
Depreciation, depletion and amortization expense	22.4	23.9	23.7
Interest expense	5.2	2.8	1.3
Loss on disposal of assets, net	1.0	—	—
Taxes	—	7.1	16.4
Adjusted EBITDA	$120.5	$104.4	$142.4
Less: Adjusted EBITDA attributable to non-controlling interest	60.8	57.3	77.9
Adjusted EBITDA attributable to OCI Resources LP/Predecessor	$59.7	$47.1	$64.5
Less: Adjusted EBITDA attributable to Predecessor through September 17, 2013	—	29.8	**
Adjusted EBITDA attributable to OCI Resources LP	$59.7	$17.3	**

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to OCI Resources LP:
Adjusted EBITDA attributable to OCI Resources LP	59.7	17.3	**
Less: Cash interest expense, net attributable to OCIR	2.2	0.6	**
Maintenance capital expenditures attributable to OCIR(1)	4.4	2.7	**
Distributable cash flow attributable to OCI Resources LP (2)	$53.1	$14.0	**
Cash distribution declared per unit(2)	$2.0565	$0.5707	**
Total units outstanding	19.965	19.950	**
Total distributions to unitholders and general partner(2)	$41.1	$11.4	**

Distribution Coverage Ratio	1.29	1.23	**

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$106.1	$100.3	$101.8
Add/(less):
Amortization of long-term loan financing	(0.4)	—	—
Equity-based compensation expense	(0.4)	—	—
Deferred income taxes	—	(0.3)	0.2
Net change in working capital	9.8	(5.5)	22.6
Interest expense	5.2	2.8	1.3
Taxes	—	7.1	16.4
Other non-cash items	0.2	—	—
Adjusted EBITDA	120.5	104.4	142.3
Less: Adjusted EBITDA attributable to non-controlling interest	60.8	57.3	77.9
Adjusted EBITDA attributable to OCI Resources LP/Predecessor	59.7	47.1	64.4
Less: Adjusted EBITDA attributable to Predecessor through September 17, 2013	—	29.8	**
Adjusted EBITDA attributable to OCI Resources LP	$59.7	$17.3	**
Less: Cash interest expense, net attributable to OCIR	2.2	0.6	**
Maintenance capital expenditures attributable to OCIR(1)	4.4	2.7	**
Distributable cash flow attributable to OCI Resources LP (2)	$53.1	$14.0	**

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

(2) For the year ended December 31, 2013, distributable cash flow attributable to OCIR is calculated for the period from September 18, 2013, the closing date of our IPO, until December 31, 2013.
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

Revenue Recognition - We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, which is normally free on board ("FOB") terms or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates are accounted for as sales deductions. We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales and services.
Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Part II, Item 8. "Financial Statements and Supplementary Data" - Note 2 - Summary of Significant Accounting Policies, in the notes to consolidated financial statements.
Supplementary Selected Quarterly Financial Data
The following is selected unaudited condensed consolidated data for OCI Resources LP for the quarters indicated:

							Predecessor Historical
($ in millions, except per unit data)	Q4-14	Q3-14	Q2-14	Q1-14	Q4-13	Q3-13	Q2-13	Q1-13

Net sales	$126.0	$109.8	$113.0	$116.2	$117.6	$105.6	$110.8	$108.2
Cost of products sold	91.0	81.6	85.7	89.4	87.4	85.3	88.3	87.2
Gross profit	35.0	28.2	27.3	26.8	30.2	20.3	22.5	21.0
Operating expenses	6.0	6.0	5.1	4.2	3.5	3.2	3.5	3.1
Operating income	29.0	22.2	22.2	22.6	26.7	17.1	19.0	17.9
Income before provision for income taxes	27.6	21.6	21.1	21.6	25.4	16.0	18.4	18.0
Provision for income taxes	—	—	—	—	—	2.1	1.8	3.1
Net income	$27.6	$21.6	$21.1	$21.6	$25.4	$13.9	$16.6	$14.9
Net income attributable to non-controlling interest	14.1	11.2	10.8	11.3	12.9	9.5	11.1	10.9
Net income attributable to OCI Resources LP/Predecessor	$13.5	$10.4	$10.3	$10.3	$12.5	$4.4	$5.5	$4.0
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	—	—	—	—	3.9	**	**
Net income attributable to OCI Resources LP subsequent to initial public offering	$13.5	$10.4	$10.3	$10.3	$12.5	$0.5	**	**

Operating and Other Data:
Trona ore mined (thousands of short tons)	1,013.0	944.5	916.4	995.7	1,014.8	953.8	983.1	969.8
Ore to ash ratio(1)	1.53: 1.0	1.49:1.0	1.52:1.0	1.54:1.0	1.62:1.0	1.62:1.0	1.60:1.0	1.60:1.0
Soda ash volume sold (thousands of short tons)	685.6	597.9	609.5	655.2	657.6	597.1	611.8	625.7
Domestic (thousands of short tons)	189.7	213.4	210.3	204.4	195.3	193.8	202.5	211.0
International (thousands of short tons)	495.9	384.5	399.2	450.8	462.3	403.3	409.3	414.7
Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings (basic and diluted)	$0.68	$0.52	$0.51	$0.52	$0.62	$0.03	**	**
Subordinated - OCI Holdings (basic and diluted)	$0.68	$0.52	$0.51	$0.52	$0.62	$0.03	**	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8	9.8	9.8	9.8	**	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8	9.8	9.8	9.8	**	**

Cash distribution declared per unit	$0.5315	$0.5250	$0.5000	$0.5000	$0.5000	$—	**	**

** Information is not applicable for the pre-IPO periods.

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2014 was $145.0 million (December 31, 2013: $155.0 million). This debt had a weighted average annual interest rate of 2.9% as of December 31, 2014 (December 31, 2013: 2.3%). Based on the variable rate debt in our debt instruments as of December 31, 2014, we estimate that a 1% increase in interest rates would have increased interest expense by $0.7 million and a 1% decrease in interest rates would have decreased interest expense by $0.2 million.
We have entered into interest rate swap contracts designed to hedge our exposure to possible increases in interest rates. These contracts had an aggregate notional value of $76.0 million and a fair value liability of $0.7 million as of December 31, 2014 (December 31, 2013: notional value of $101.5 million; fair value liability of $0.5 million)
Foreign Exchange Rate Risks
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
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Iberdrola. The purchase price we pay does not include the cost of freight so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. We can give no assurance that we will continue this practice.
ITEM 8. Financial Statements and Supplementary Data

Management's Annual Report on Internal Control over Financial Reporting
The Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed under the supervision of the Partnership's chief executive offer and principal financial officer to provide reasonable assurance to the Partnership’s management and our general partner's Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2014 our internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
OCI Resources LP
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of OCI Resources LP (a majority-owned subsidiary of OCI Wyoming Holding Co.) and its subsidiary (the "Partnership") as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OCI Resources LP and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 6, 2015

OCI RESOURCES LP CONSOLIDATED BALANCE SHEETS

	As of
($ and unit data in millions)	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$31.0	$46.9
Accounts receivable, net	35.5	34.4
Accounts receivable - ANSAC	70.4	58.1
Due from affiliates, net	19.6	20.4
Inventory	43.2	41.7
Other current assets	1.8	1.2
Total current assets	201.5	202.7
Property, plant and equipment, net	245.0	238.0
Other non-current assets	0.9	1.3
Total assets	$447.4	$442.0
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	13.1	13.2
Due to affiliates	7.1	2.3
Accrued expenses	29.5	26.4
Total current liabilities	49.7	41.9
Long-term debt	145.0	155.0
Other non-current liabilities	4.2	3.8
Total liabilities	198.9	200.7
Commitments and Contingencies (See Note 13)
Equity:
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at December 31, 2014 and 2013, respectively)	106.3	104.5
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at December 31, 2014 and 2013, respectively)	37.9	36.6
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at December 31, 2014 and 2013, respectively)	3.8	3.8
Accumulated other comprehensive loss	(0.4)	(0.3)
Partners' capital attributable to OCI Resources LP	147.6	144.6
Non-controlling interests	100.9	96.7
Total equity	248.5	241.3
Total liabilities and partners' equity	$447.4	$442.0
See accompanying notes.

OCI RESOURCES LP CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
($ in millions, except per unit data)	2014	2013	2012
			(Predecessor)
Net sales:
Sales - Affiliates	$236.7	$211.6	$236.9
Sales - others	228.3	230.5	225.7
Total net sales	$465.0	$442.1	$462.6
Cost of products sold:
Cost of products sold	201.6	202.4	197.7
Depreciation, depletion and amortization expense	22.4	23.9	23.7
Freight costs	123.7	122.7	110.1
Total cost of products sold	347.7	349.0	331.5
Gross profit	117.3	93.1	131.1
Operating expenses:
Selling, general and administrative expenses - others	3.3	0.7	0.7
Selling, general and administrative expenses - Affiliates	17.0	12.5	11.1
Loss on disposal of assets, net	1.0	—	—
Total operating expenses	21.3	13.2	11.8
Operating income	96.0	79.9	119.3
Other income/(expenses):
Interest income	—	—	0.2
Interest expense	(5.2)	(2.9)	(1.5)
Other - net	1.1	0.7	(0.6)
Total other income/(expense), net	(4.1)	(2.2)	(1.9)
Income before provision for income taxes	91.9	77.7	117.4
Provision for income taxes	—	7.1	16.4
Net income	$91.9	$70.6	$101.0
Net income attributable to non-controlling interest	47.4	44.3	65.9
Net income attributable to OCI Resources LP/Predecessor	$44.5	$26.3	$35.1
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	13.3	**
Net income attributable to OCI Resources LP subsequent to initial public offering	$44.5	$13.0	**
Other comprehensive loss:
Income (loss) on derivative financial instruments	(0.2)	—	—
Comprehensive income	91.7	70.6	101.0
Comprehensive income attributable to non-controlling interest	47.3	44.3	65.9
Comprehensive income attributable to OCI Resources LP/Predecessor	$44.4	$26.3	$35.1
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	—	13.1	**
Comprehensive income attributable to OCI Resources LP subsequent to initial public offering	$44.4	$13.2	**

Net income per limited partner unit subsequent to initial public offering:
Common - Public and OCI Holdings (basic and diluted)	$2.23	$0.65	**
Subordinated - OCI Holdings (basic and diluted)	$2.23	$0.65	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	**

** Information is not applicable for the pre-IPO periods.
  See accompanying notes.

OCI RESOURCES LP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
($ in millions)	2014	2013	2012
			(Predecessor)
Cash flows from operating activities:
Net income	$91.9	$70.6	$101.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	22.8	23.9	23.7
Loss on disposal of assets, net	1.0	—	—
Equity-based compensation expense	0.4	—	—
Deferred income taxes	—	0.3	(0.2)
Other non-cash items	(0.2)	—	—
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	(1.1)	0.8	(3.5)
Accounts receivable - ANSAC	(12.3)	(4.2)	(6.0)
Inventory	(1.5)	—	(10.0)
Other current and other non-current assets	—	(2.0)	0.2
Due from affiliates, net	0.8	5.5	(13.5)
Increase/(decrease) in:
Accounts payable	(3.5)	0.1	(1.6)
Due to affiliates	4.8	5.6	16.9
Accrued expenses and other liabilities	3.0	(0.3)	(5.2)
Net cash provided by operating activities	106.1	100.3	101.8
Cash flows from investing activities:
Capital expenditures	(27.2)	(16.2)	(27.4)
Net cash used in investing activities	(27.2)	(16.2)	(27.4)
Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	—	83.3	—
Distribution of IPO proceeds to Predecessor and its affiliate	—	(83.3)	—
Proceeds from issuance of revolving credit facility	—	135.0	—
Repayments of long-term debt	(10.0)	(32.0)	(4.0)
Distributions to common unitholders	(20.5)	—	—
Distributions to subordinated unitholders	(20.5)	—	—
Distributions to general partner	(0.8)	—	—
Distributions to Predecessor	—	(72.9)	(30.5)
Distributions to non-controlling interest	(43.0)	(90.0)	(44.0)
Net cash used in financing activities	(94.8)	(59.9)	(78.5)
Net (decrease)/increase in cash and cash equivalents	(15.9)	24.2	(4.1)
Cash and cash equivalents at beginning of year	46.9	22.7	26.8
Cash and cash equivalents at end of year	$31.0	$46.9	$22.7

Supplemental disclosure of cash flow information:
Interest paid during the year	$4.3	$2.3	$1.5

Supplemental disclosure of non-cash operating activities:
Predecessor net liabilities not assumed by the Partnership	$—	$61.5	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$4.6	$0.8	$0.8
 See accompanying notes.

OCI RESOURCES LP CONSOLIDATED STATEMENTS OF EQUITY

		Partnership
	Predecessor	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR and Predecessor's Net Equity	Noncontrolling Interests	Total Equity
($ in millions)
Balance at January 1, 2012	$125.4	$—	$—	$—	$(0.2)	$125.2	$120.6	$245.8
Net income	35.1	—	—	—	—	35.1	65.9	101.0
Distributions	(30.5)	—	—	—	—	(30.5)	(44.0)	(74.5)
Balance at December 31, 2012	130.0	—	—	—	(0.2)	129.8	142.5	272.3
Net income through September 17, 2013	13.3	—	—	—	—	13.3	30.8	44.1
Distributions	(72.9)	—	—	—	—	(72.9)	(90.0)	(162.9)
Balance at September 18, 2013 (date of offering)	70.4	—	—	—	(0.2)	70.2	83.3	153.5
Net liabilities not assumed by the Partnership	61.5	—	—	—	(0.1)	61.4	(0.1)	61.3
Allocation of net Predecessor investment to unitholders	(131.9)	42.2	86.2	3.5	—	—	—	—
Net income from September 18, 2013	—	6.3	6.4	0.3	—	13.0	13.5	26.5
Proceeds from initial public offering, net	—	83.3	—	—	—	83.3	—	83.3
Distribution of IPO proceeds to Predecessor and its affiliate	—	(27.3)	(56.0)	—	—	(83.3)	—	(83.3)
Balance at December 31, 2013	—	104.5	36.6	3.8	(0.3)	144.6	96.7	241.3
Partnership net income	—	21.9	21.8	0.8	—	44.5	47.4	91.9
Equity-based compensation plan activity	—	0.4	—	—	—	0.4	—	0.4
Distributions	—	(20.5)	(20.5)	(0.8)	—	(41.8)	(43.0)	(84.8)
Other comprehensive loss	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Balance at December 31, 2014	$—	$106.3	$37.9	$3.8	$(0.4)	$147.6	$100.9	$248.5

The sums of some of the rows and columns may not foot due to rounding.
 See accompanying notes.

OCI RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Nature of Operations
As used in this Report, the terms "OCI Resources LP," "OCI Resources," the "Partnership," "OCIR," "we," "us," or "our" may refer to OCI Resources LP, which is a Delaware limited partnership formed on April 22, 2013 by OCI Wyoming Holding Co. ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical Corporation ("OCI Chemical"). On September 18, 2013, the Partnership completed the initial public offering (“IPO”) of its common units representing limited partner interests (the "Common Units"). The Partnership owns a controlling interest of 51.0% membership interest in OCI Wyoming LLC ("OCI Wyoming"). The Partnership’s operations consist solely of its investment in OCI Wyoming, which is in the business of mining trona ore to produce soda ash. All soda ash processed is sold to various domestic, Korean and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is an affiliate for export. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming. On June 30, 2014, OCI Wyoming converted from a Delaware limited partnership to a Delaware limited liability company.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners LP ("NRP"), currently owns a 49.0% membership interest in OCI Wyoming. NRP acquired its interest in OCI Wyoming in January 2013 from Anadarko Holding Company ("Anadarko").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of the Partnership and its subsidiary have been prepared in conformity with U.S. generally accepted accounting principles. All adjustments and elimination of significant intercompany balances necessary for a fair presentation of the Partnership’s results of operations, financial position and cash flows for the periods presented have been made. All such adjustments are of a normal recurring nature. The year ended December 31, 2013, includes the combined results of OCI Holdings and its subsidiary (the "Predecessor") through September 17, 2013 and the Partnership for the period from September 18, 2013 through December 31, 2013 and unless otherwise noted, financial information for the Predecessor and the Partnership is presented before non-controlling interest. For periods prior to the IPO, the accompanying consolidated financial statements and related notes present the historical accounts of the Predecessor.  To the extent they relate to periods prior to the IPO, the results are not necessarily indicative of the actual results of operations that might have occurred if we had operated as the restructured public entity during that pre-IPO period.
Non-controlling interests
Prior to the completion of the IPO and the restructuring transaction completed in connection therewith (the "Restructuring"), non-controlling interests in the consolidated financial statements of the Predecessor represented the 1.0% limited partner interest in OCI Wyoming owned by Wyoming Co. and the 48.51% general partner interest in OCI Wyoming owned by Anadarko, and subsequently acquired by NRP. Subsequent to the Restructuring and IPO, non-controlling interests in the consolidated financial statements of the Partnership consisted of 39.37% general partner interest and 9.63% limited partner interest in OCI Wyoming owned by NRP. In connection with the conversion of OCI Wyoming from a Delaware limited partnership to a Delaware limited liability company, NRP's general partner interest and limited partnership interest were converted into a single-class of membership interests in OCI Wyoming, which currently consists of a 49.0% membership interest in OCI Wyoming.
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
Revenue Recognition
We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, which is normally free on board ("FOB") terms or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates are accounted for as sales deductions. We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales and services.

Freight Costs
The Partnership includes freight costs billed to customers for shipments administered by the Partnership in gross sales. The related freight costs along with cost of products sold are deducted from gross sales to determine gross profit.
Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market deposit accounts.
Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate for doubtful receivables. The allowance for doubtful accounts is based on specifically identified amounts that the Partnership believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on management's assessment of the general financial conditions affecting the Partnership's customer base. If actual collection experience changes, revisions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. During the years ended 2014, 2013 and 2012, there were no significant accounts receivable bad debt expenses, write-offs or recoveries.
Inventory
Inventory is carried at the lower of cost or market determined on a first-in, first-out basis. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and stores inventory, and finished goods is based on net realizable value.

•	Raw material inventory includes material and natural resources being used in the mining and refining process.

•	Finished goods inventory is the finished product soda ash.

•	Stores inventory includes materials and supplies currently available for future use.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of depreciable assets, principally using the straight-line method. The estimated useful lives applied to depreciable assets are as follows:

Useful Lives
Land and land improvements	10 years
Depletable land	15-60 years
Buildings and building improvements	10-30 years
Internal-use computer software	3-5 years
Machinery and equipment	5-20 years
When property, plant, and equipment are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations for the year.
The Partnership's policy is to evaluate property, plant, and equipment for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An indicator of potential impairment would include situations when the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.
Derivative Instruments and Hedging Activities
The Partnership may enter into derivative contracts from time to time to manage exposure to the risk of exchange rate changes on its foreign currency transactions, the risk of changes in natural gas prices, and the risk of the variability in interest rates on borrowings. Gains and losses on derivative contracts are reported as a component of the underlying transactions. The Partnership follows hedge accounting for its hedging activities. All derivative instruments are recorded on the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership designates its derivatives based upon criteria established for hedge accounting under generally accepted accounting principles. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any significant ineffective portion of the gain or loss is reported in earnings immediately. For derivatives not designated as hedges, the gain or loss is reported in earnings in the period of change.
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
The estimated original liability calculated in 1996 for the refinery and tailing ponds was calculated based on the estimated useful life of the mine, which was 80 years, and on external and internal estimates as to the cost to restore the land in the future and state regulatory requirements. As a result of a revised mine reserve study, effective January 1, 2015, the mining reserve will be amortized over a remaining life of 68 years. During 2014, 2013 and 2012, the remaining life was 66, 67 and 69, respectively. The liability was discounted using credit-adjusted risk-free rates of 7% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding entry being recorded to interest expense.
During 2011, the Partnership constructed a rail yard to facilitate loading and switching of rail cars. The Partnership is required to restore the land on which the rail yard is constructed to its natural conditions. The estimated liability for restoring the rail yard to its natural condition is calculated based on the land lease life of 30 years and on external and internal estimates as to the cost to restore the land in the future. The liability is discounted using a credit-adjusted risk-free rate of 4.25% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding entry being recorded to interest expense.
Fair Value of Financial Instruments
Fair value is determined using a valuation hierarchy, generally by reference to an active trading market, quoted market prices or model-derived valuations for the same or similar financial instruments. See Note 16, "Fair Value Measurements," for more information.
Equity-Based Compensation
We recognize compensation expense related to equity-based awards, with service conditions, granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Equity-based awards with market conditions are fair valued using a Monte Carlo Simulation model. See Note 11, "Equity-Based Compensation - TR Performance Unit Awards," for additional information.
Subsequent Events
We have evaluated subsequent events through the filing of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. This update is effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.
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
3. NET INCOME PER UNIT AND CASH DISTRIBUTION
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income attributable to OCIR after deducting the general partner's interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
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
Allocation of Net Income
The calculation of net income per unit is as follows:

	Years Ended December 31,
($ and unit data in millions, except per unit data)	2014	2013

Net income attributable to OCI Resources LP (1)	$44.5	$13.0
Less: General partner's interest in net income	0.8	0.2
Limited partners' interest in net income	$43.7	$12.8

Weighted average limited partner units outstanding:
Common - Public and OCI Holdings (basic and diluted)	9.8	9.8
Subordinated - OCI Holdings (basic and diluted)	9.8	9.8

Net income per limited partner unit (1):
Common - Public and OCI Holdings (basic and diluted)	$2.23	$0.65
Subordinated - OCI Holdings (basic and diluted)	$2.23	$0.65

(1) Net income attributable to OCI Resources LP and net income per limited partner unit, for year ended December 31, 2013, is subsequent to initial public offering.

The calculation of limited partners' interest in net income is as follows:

	Years Ended December 31,
($ in millions, except per unit data)	2014	2013
Net income attributable to common unitholders (1):
Distributions (2)	$20.2	$5.6
Undistributed earnings	1.7	0.8
Common unitholders' interest in net income (1)	$21.9	$6.4

Net income attributable to subordinated unitholders (1):
Distributions (2)	$20.1	$5.6
Undistributed earnings	1.7	0.8
Subordinated unitholders' interest in net income (1)	$21.8	$6.4

(1) Net income and interest attributable to common and subordinated unitholders, for year ended December 31, 2013, is subsequent to initial public offering.
(2) Distributions declared per unit for the period
Quarterly Distribution
On January 16, 2015, the Partnership declared its fourth quarter 2014 quarterly distribution. The quarterly cash distribution of $0.5315 per unit was paid on February 13, 2015 to unitholders of record on January 30, 2015.
Our general partner has considerable discretion in determining the amount of available cash, the amount of distributions and the decision to make any distribution. Although our partnership agreement requires that we distribute all of our available cash quarterly, there is no guarantee that we will make quarterly cash distributions to our unitholders at our current quarterly distribution level, at the minimum quarterly distribution level or at any other rate, and we have no legal obligation to do so. However, our partnership agreement does contain provisions intended to motivate our general partner to make steady, increasing and sustainable distributions over time.
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
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its 2.0% general partner interest if we issue additional units. Our general partner's approximate 2.0% interest, and the percentage of our cash distributions to which our general partner is entitled from such approximate 2.0% interest, will be proportionately reduced if we issue additional units in the future (other than (1) the issuance of common units upon conversion of outstanding subordinated units or (2) the issuance of common units upon a reset of the IDRs), and our general partner does not contribute a proportionate amount of capital to us in order to maintain its approximate 2.0% general partner interest. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.
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
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its incentive distribution rights and (4) assume there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net as of December 31, 2014 and 2013 consists of the following:

($ in millions)	2014	2013
Trade receivables	$24.7	$23.9
Other receivables	10.9	10.5
	35.6	34.4
Allowance for doubtful accounts	(0.1)	—
Total	$35.5	$34.4
5. INVENTORY
Inventory as of December 31, 2014 and 2013 consists of the following:

($ in millions)	2014	2013
Raw materials	$6.4	$5.7
Finished goods	10.4	10.5
Stores inventory	26.4	25.5
Total	$43.2	$41.7

6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net as of December 31, 2014 and 2013 consists of the following:

($ in millions)	2014	2013
Land and land improvements	$0.3	$0.3
Depletable land	3.0	2.0
Buildings and building improvements	129.5	128.9
Internal-use computer software	4.5	4.1
Machinery and equipment	595.5	594.6
Mining reserves	65.3	65.2
Total	798.1	795.1
Less accumulated depreciation, depletion and amortization	(586.2)	(580.0)
Total net book value	211.9	215.1
Construction in progress	33.1	22.9
Total property, plant, and equipment, net	$245.0	$238.0
Depreciation, depletion and amortization expense on property, plant, and equipment was $22.4 million, $23.9 million and $23.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.
7.     ACCRUED EXPENSES
Accrued expenses as of December 31, 2014 and 2013 consists of the following:

($ in millions)	2014	2013
Accrued freight costs	$1.4	$0.5
Accrued energy costs	5.7	6.1
Accrued royalty costs	4.4	4.0
Accrued employee compensation	6.8	5.2
Accrued other taxes	4.7	4.3
Accrued derivatives	0.7	1.1
Other accruals	5.8	5.2
Total	$29.5	$26.4
8. DEBT

Long-term debt as of December 31, 2014 and 2013 consists of the following:

($ in millions)	2014	2013
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing monthly interest rate of 0.14% (2014) and 0.16% (2013)	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing monthly interest rate of 0.14% (2014) and 0.16% (2013)	8.6	8.6
OCI Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, interest payable quarterly, bearing quarterly variable interest at 1.9781% (2014) and 1.996% (2013)	125.0	135.0
Total debt	145.0	$155.0
Current portion of long-term debt	—	—
Total long-term debt	$145.0	$155.0

Aggregate maturities required on long-term debt at December 31, 2014 are as follows:

2017	8.6
2018	$136.4
Total	$145.0

Demand Revenue Bonds
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at December 31, 2014 and December 31, 2013. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of December 31, 2014 and December 31, 2013, OCI Wyoming was in compliance with these debt covenants.
OCI Wyoming Credit Facility
On July 18, 2013, OCI Wyoming entered into a $190.0 million senior unsecured revolving credit facility, as amended on October 30, 2014 (as amended, the "OCI Wyoming Credit Facility"), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The OCI Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The OCI Wyoming Credit Facility has an accordion feature that allows OCI Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to OCI Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the OCI Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. OCI Wyoming's obligations under the OCI Wyoming Credit Facility are unsecured.
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
The OCI Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the OCI Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated fixed charge coverage ratio (as defined in the OCI Wyoming Credit Facility) of not less than 1.10 to 1.00 for the 2014 and 2015 fiscal years, respectively, and not less than 1.15 to 1.00 thereafter. The OCI Wyoming Credit Facility also requires that consolidated capital expenditures, as defined in the OCI Wyoming Credit Facility, not exceed $50 million in any fiscal year.
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
OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2014.
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
Revolving Credit Facility
On July 18, 2013, OCIR entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the "Revolving Credit Facility"), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on OCIR's units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At December 31, 2014 and 2013, OCIR had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. OCIR's obligations under the Revolving Credit Facility are guaranteed by each of OCIR's material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly owned subsidiaries. In addition, OCIR's obligations under the Revolving Credit Facility are secured by a pledge of substantially all of OCIR's assets (subject to certain exceptions), including the membership interests held in OCI Wyoming by us.

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
The Revolving Credit Facility also requires quarterly maintenance of a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.05 to 1.00 for the 2014 fiscal year and the 2015 fiscal year, and not less than 1.10 to 1.00 thereafter. The Revolving Credit Facility also requires that consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2014.
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

9. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities as of December 31, 2014 and 2013 consists of the following:

($ in millions)	2014	2013
Reclamation reserve balance at beginning of year	$3.8	$3.6
Accretion expense	0.4	0.2
Reclamation reserve balance at end of year	$4.2	$3.8
10. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by OCI Enterprises and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the OCI Enterprises' Pension Plan for Salaried Employees and OCI Enterprises' Pension Plan for Hourly Employees are based upon years of service and average compensation for the highest 60 consecutive months of the employee's last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. OCI Enterprises’ funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership's allocated portion of OCI Enterprises’ net periodic pension cost was $3.1 million, $8.4 million and $9.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in pension costs was driven by favorable effects of higher actuarial discount rates and market returns. These pension expenses will revert back to 2013 levels during 2015.
Savings Plan - The OCI Enterprises' 401(k) Retirement Plan covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. The Plan was amended such that participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made by OCI Enterprises for the years ended December 31, 2014, 2013 and 2012 were $2.4 million, $2.8 million and $2.4 million, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
OCI Enterprises accounts for postretirement benefits on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and OCI Enterprises has the right to modify or terminate the plan. OCI Enterprises' post-retirement benefits had a benefits obligation of $22.8 million and $21.0 million at December 31, 2014 and 2013, respectively. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million which will be recognized as a reduction of net periodic postretirement benefit costs in future years. The Partnership’s allocated portion of postretirement benefit costs were income of $0.3 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively; and expense of $2.2 million for the year ended December 31, 2012.
11. EQUITY - BASED COMPENSATION
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2014, subject to further adjustment as provided in the Plan, a total of 928,099 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.

Non-employee Director Awards
As of December 31, 2014, a total of 7,941 common units were granted to non-employee directors and were fully vested. The total fair value of these awards was approximately $0.2 million at the date of grant during the year ended December 31, 2014.
Restricted Unit Awards
During the year ended December 31, 2014, we granted restricted unit awards in the form of common units to certain of our executive officers which vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards, and are accounted for at fair value at grant date.
The following table presents a summary of activity for the year ended December 31, 2014:

	Restricted Stock Units
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Nonvested at December 31, 2013	—	$—
Granted (2)	19,960	25.01
Vested	(4,101)	25.54
Nonvested at December 31, 2014	15,859	$25.23

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued.
(2) The aggregate grant date fair value of time-based awards issued during 2014 was $0.5 million based on a grant date market price of our common units ranging from $24.16 to $25.54 per unit. No estimated forfeiture rate was applied to the awards as of December 31, 2014, as all awards granted are expected to vest.
TR Performance Unit Awards

During the year ended December 31, 2014, we granted time restricted unit performance awards ("TR Performance Unit Awards") to certain of our executive officers. The TR Performance Unit awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. The DERs are forfeitable and vest with the TR Performance Unit Awards. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group
We utilized a Monte Carlo Simulation model to estimate the grant date fair value of TR Performance Unit Awards, with market conditions, granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity for the year ended December 31, 2014:

	TR Unit Performance Awards
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Nonvested at December 31, 2013	—	$—
Granted	7,658	35.72
Nonvested at December 31, 2014	7,658	$35.72

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.

Unrecognized Compensation Expense
A summary of the Partnership's unrecognized compensation expense for its non-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Year Ended December 31, 2014
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.3	1.85
Performance-based units	0.2	2.00
Total	$0.5
12. INCOME TAXES
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes. As a result, the Partnership has not recognized income taxes for the year ended December 31, 2014.
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
The provision for income taxes for the years ended December 31, 2013 and 2012 includes the following:

	2013	2012
		(Predecessor)
Current	$6.8	$16.6
Deferred	0.3	(0.2)
Total provision for income tax	$7.1	$16.4

The effective tax rate (excluding net income attributable to non-controlling interest) for the years ended December 31, 2013 and 2012 includes the following:

	2013		2012
			(Predecessor)
	Amount	Rate Effect	Amount	Rate Effect
Income tax provision at federal statutory rate	$7.1	35.00%	$18.3	35.00%
State and local income taxes net of federal tax benefit	0.5	2.36%	0.1	0.24%
Permanent domestic production activity deduction	(0.4)	(2.06)%	(2.1)	(4.01)%
Other	(0.1)	(0.27)%	0.1	0.23%
Total provision for income tax	$7.1	35.03%	$16.4	31.46%
The effective tax rate excludes income taxes on income attributable to non-controlling interest shareholders because the results of OCI Wyoming LLC's operations are taxed to its owners as a partnership for U.S. income tax purposes.
13. COMMITMENTS AND CONTINGENCIES
Lease Commitments
OCI Chemical, on behalf of the Partnership, typically enters into operating lease contracts with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from 1 to 10 years.
The Partnership leases mineral rights from the U.S. Bureau of Land Management, the state of Wyoming, Rock Springs Royalty Corp, a wholly owned subsidiary of Anadarko, and other private parties. All of these leases provide for royalties based upon production volume. The remaining leases provide for minimum lease payments as detailed in the table below. The Partnership has a perpetual right of first refusal with respect to these leases and intends to continue renewing the leases as has been its practice.

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
The Partnership entered into a 10 year track lease agreement with Union Pacific for certain rail tracks used in connection with the rail yard.
OCI Chemical, on behalf of the Partnership, typically enters into operating lease contracts with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from 1 to 10 years. OCI Chemical's obligation related to these rail car leases are $9.7 million in 2015, $7.1 million in 2016, $5.7 million in 2017, $4.4 million in 2018, $3.6 million in 2019 and $4.2 million in 2020 and thereafter.
As of December 31, 2014, the total minimum contractual rental commitments under the Partnership's various operating leases, including renewal periods, are as follows:

($ in millions)	Leased Land	Track Lease	Total Minimum Lease Payments

2015	$0.1	$—	$0.1
2016	0.1	—	0.1
2017	0.1	—	0.1
2018	0.1	—	0.1
2019	0.1	—	0.1
Thereafter	1.5	0.2	1.7
Total	$2.0	$0.2	$2.2
Purchase Commitments
We have natural gas supply contracts to mitigate volatility in the gas price. As of December 31, 2014, these contracts total $66.1 million for the purchase of a portion of our gas requirement over approximately the next five years. The supply purchase agreements have specific commitments of $22.4 million in 2015, $16.1 million in 2016, $13.3 million in 2017, $8.0 million in 2018 and $6.3 million in 2019. We have a separate contract for transportation of gas with average annual cost of approximately $3.6 million per year and the contract runs through 2021.
Legal Proceedings
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of December 31, 2014, the amount of the bond was $33.9 million (December 31, 2013: $27.1 million), which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
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

The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charge for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
($ in millions)	2014	2013	2012
OCI Enterprises	$10.7	$5.5	$4.0
OCI Chemical	3.4	4.4	5.2
ANSAC	2.9	2.6	1.9
Total selling, general and administrative expenses - Affiliates	$17.0	$12.5	$11.1

(1) ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.

Cost of products sold includes logistics services charged by ANSAC. For the years ended December 31, 2014, 2013 and 2012 these costs were $9.2 million, $6.7 million and $5.8 million, respectively.
Net sales to affiliates for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
($ in millions)	2014	2013	2012
ANSAC	$230.8	$200.4	$229.5
OCI Alabama LLC	5.9	7.3	7.4
OCI Company Limited	—	3.9	—
Total	$236.7	$211.6	$236.9
As of December 31, 2014 and December 31, 2013, the Partnership had receivables and payables representing arm's length transactions with affiliated entities, as follows:

	As of December 31,
($ in millions)	2014	2013	2014	2013
	Receivables from affiliates		Payables to affiliates
OCI Enterprises	$1.7	$0.1	$4.5	$2.2
OCI Chemical	8.7	10.5	1.4	—
OCI Chemical Europe NV	9.2	7.8	—	—
OCI Company Limited	—	1.9	—	—
Other	—	0.1	1.2	0.1
Total	$19.6	$20.4	$7.1	$2.3
15. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in nature of products we provide and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes. The net sales by geographic area for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Years Ended December 31,
($ in millions)	2014	2013	2012
Domestic	$194.8	$195.1	$199.4
International
ANSAC	230.8	200.4	229.5
Other	39.4	46.6	33.7
Total international	270.2	247.0	263.2
Total net sales	$465.0	$442.1	$462.6

The Partnership's largest customer by sales is ANSAC. For the year ended December 31, 2014, there were no other customers who individually accounted for ten percent or more of total revenues.
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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. Our interest rate swaps and foreign exchange contracts are fair valued with Level 2 inputs based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have entered into interest rate swaps designed to hedge our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and generally will mature on July 18, 2018, the maturity date of the long-term debt under our Wyoming Credit Facility. These contracts had an aggregate notional value $76.0 million and $0.7 million fair value liability as of December 31, 2014 (December 31, 2013: notional value of $101.5 million; fair value liability of $0.5 million)
We enter into foreign exchange forward contracts to hedge certain firm commitments denominated in currencies other than the U.S. dollar. However, the Partnership does not apply hedge accounting for these contracts. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. The fair value of forward contracts, which are predominantly used to purchase U.S. dollars and sell Euros, totaled an asset of $0.6 million and a liability of $0.5 million at December 31, 2014 and 2013, respectively. These currency hedges have a notional value of $6.9 million and $26.4 million at December 31, 2014 and 2013, respectively.
Financial Assets and Liabilities not Measured at Fair Value
The fair value of our long-term debt is based on present rates for indebtedness with similar amounts, durations and credit risks. See Note 8 "Debt" for additional information on our debt arrangements.
17. SUBSEQUENT EVENTS
Distribution Declaration

On January 15, 2015, the members of the Board of Managers of OCI Wyoming LLC, approved and paid a cash distribution to the members in the aggregate amount of $22.0 million. The distribution was paid on January 16, 2015.

On January 16, 2015, the Partnership declared its fourth quarter 2014 quarterly distribution. The quarterly cash distribution of $0.5315 per unit was paid on February 13, 2015 to unitholders of record on January 30, 2015.

In February 2015, the Company entered into a natural gas forward contract with a notional value of approximately $17.6 million and maturity dates ranging from 2015 to 2020, to mitigate volatility in the gas prices. The maturity of the notional value is $0.9 million in 2015, $2.9 million in 2016, $3.2 million in 2017, $3.4 million in 2018, $3.5 million in 2019 and $3.7 million in 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2014 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the fourth quarter of fiscal year December 31, 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Management Annual Report on Internal Control over Financial Reporting
The report of management required under this Item 9A is contained in Item 8. Financial Statements and Supplementary Data, Management's Annual Report on Internal Control over Financial Reporting.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act of 2012.
Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our general partner manages our operations and activities on our behalf through its directors and officers. OCI Holdings, an indirect, wholly-owned subsidiary of OCI Enterprises, owns all of the membership interests in our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors. Our unitholders are not entitled to elect the directors of our general partner’s board of directors or to directly or indirectly participate in our management or operations. In addition, our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners. References to "our directors" or "our executive officers" refer to the directors or executive officers of our general partner.
The Board of Directors of Our General Partner
The board of directors of our general partner (the “Board”) oversee our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held nine meetings during the fiscal year ended December 31, 2014.
Our common units are traded on the NYSE. The NYSE does not require a listed publicly traded partnership, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee.
At the date of this Report, the Board consists of the following seven members: Mark J. Lee, Michael E. Ducey, Kevin L. Kremke, Kirk H. Milling, William P. O’Neill, Jr., JaeYong Yang and Angela A. Minas. The Board has determined that each of William P. O’Neill, Jr., Michael E. Ducey and Angela A. Minas qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with OCI Enterprises or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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
Executive Officers of Our General Partner
The Board appoints all of our executive officers, all of whom are employed by OCI Enterprises and devote such portion of their productive time to our business and affairs as is required to manage and conduct our operations. Our executive officers manage the day-to-day affairs of our business and conduct our operations. We will also utilize a significant number of employees of OCI Enterprises to operate our business and provide us with general and administrative services.

Directors, Executive Officers and Other Significant Employees of Our General Partner
The following table shows information for the current directors and executive officers of our general partner:

Name	Age	Position
Kirk H. Milling	48	Director, President and Chief Executive Officer of our General Partner
Kevin L. Kremke	42	Director, Chief Financial Officer of our General Partner
Nicole C. Daniel	46	Vice President, General Counsel and Secretary of our General Partner
Mark J. Lee	47	Chairman of Board of Directors of our General Partner
William P. O'Neill, Jr.	69	Director of our General Partner
Angela A. Minas	50	Director of our General Partner
Michael E. Ducey	66	Director of our General Partner
JaeYong Yang	41	Director of our General Partner
        Kirk H. Milling was appointed as a director and President and Chief Executive Officer of our general partner in April 2013. He has served in positions of increasing responsibility for OCI Chemical since 1999 and currently serves as the President and Chief Executive Officer of OCI Enterprises and OCI Chemical and as Managing Director of OCI Europe. Mr. Milling has been a director of ANSAC since 2001 and served as Chairman through December 31, 2013. Mr. Milling has a Bachelor of Science in Biochemistry from Texas A&M University and a Master of Business Administration from the University of Connecticut. We believe that Mr. Milling's many years of senior level experience in the chemical industry provide him with a deep understanding of OCI Wyoming's industry, business needs and strategies, and qualify him to serve as a member of the board of directors of our general partner.
        Kevin L. Kremke was appointed Chief Financial Officer of our general partner in June 2014 and was appointed as a director of our general partner in December 2014. Prior to joining our general partner, Mr. Kremke served as Vice President, Finance and Strategic Planning of Cheniere Energy, Inc. since August 2011. Prior to joining Cheniere, he served as Vice President, Energy Structuring and Supply with Spark Energy from December 2009 to August 2011. From 2000 to 2009, Mr. Kremke held various operations and managerial positions with Reliant Energy, Inc. and its successor NRG Energy, ultimately being promoted to serve as Vice President, Strategy and Product Structuring. From 1997 to 2000, Mr. Kremke served as Director of Market Risk of NiSource Inc. Mr. Kremke earned his M.B.A. in finance and strategic management from the University of Chicago Booth School of Business and earned his B.S. in marketing from Ball State University in Muncie, Indiana. We believe that Mr. Kremke's previous experience with public master limited partnerships and the natural resource industry, as well as his financial acumen and knowledge of business matters, provide him with the necessary skills to be a member of the board of directors of our general partner.
        Nicole C. Daniel was appointed Vice President, General Counsel and Secretary of our general partner in July 2013. Prior to joining our general partner, from 2002 to 2013, Ms. Daniel was with Albemarle Corporation, a specialty chemical company, most recently serving as Vice President, Deputy General Counsel and Chief Compliance Officer. Ms. Daniel received a Bachelor of Arts degree in Government from The College of William and Mary and a Juris Doctor from Indiana University Maurer School of Law.
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
        William P. O'Neill, Jr. was elected as a director of our general partner in July 2013. He has been with International Raw Materials Ltd., or IRM, since its founding in 1979 as President. Based in Philadelphia, IRM is an international marketing company specializing in the wholesale distribution of fertilizers and industrial chemicals. Mr. O'Neill has served on the Boards of Agricultural Retailers Association, the Canadian Fertilizer Institute and The Fertilizer Institute. He is also a past Chair of the Fertilizer Industry Roundtable. He currently serves as an elected Ambassador to International Fertilizer Industry Association. Additionally, he served as an independent director and audit committee chair for Columbian Chemicals Company from 2006 through 2009. Mr. O'Neill received a Bachelor of Science in Economics from Wharton School of the University of Pennsylvania. In 1988, he returned to Wharton attending the Advanced Management Program and, in 2006, The Directors Consortium. He also is a graduate of and was an instructor for the U.S. Army Artillery Officers Candidate School. We believe that Mr. O'Neill's many years of senior level experience in the chemical industry and knowledge of corporate governance and business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Angela A. Minas was appointed as a director of our general partner in December 2013. Ms. Minas also currently serves on the board of directors and as chairwoman of the audit committee of CONE Midstream Partners L.P. From 2013 to 2014, Ms. Minas served as Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a private, exploration and production portfolio company backed by Pine Brook Road Partners, a private equity firm. From 2008 to 2012, Ms. Minas served as Vice President and Chief Financial Officer of DCP Midstream Partners, a public master limited partnership. From 2006 to 2008, Ms. Minas served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners, a public master limited partnership. Ms. Minas received both a Bachelor of Arts in Managerial Studies and a Master of Business Administration from Rice University. We believe that Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.
Michael E. Ducey was appointed as a director of our general partner in September 2014. Mr. Ducey also currently serves as a director of Verso Paper Holdings, Inc., HaloSource, Inc. and Apollo Global Management, LLC, serving as the Chairman of the audit committee of Verso Paper Holdings, Inc, the Chairman of the audit committee and member of the conflicts committee of Apollo Global Management, LLC, and the Chairman of the compliance and governance committee and the nominations committee of HaloSource, Inc.   Mr. Ducey was with Compass Minerals International, Inc., from March 2002 to May 2006, where he served in a variety of roles, including as President, Chief Executive Officer and Director prior to his retirement in May 2006. Prior to joining Compass Minerals International, Inc., Mr. Ducey worked for nearly 30 years at Borden Chemical, Inc., in various management, sales, marketing, planning and commercial development positions, and ultimately as President, Chief Executive Officer and Director.  In addition, from September 2009 to December 2012, Mr. Ducey was the non-executive Chairman of TPC Group, Inc. and served on the audit committee and the environmental health and safety committee.  From June 2006 to May 2008, Mr. Ducey served on the board of directors of and as a member of the governance and compensation committee of the board of directors of UAP Holdings Corporation. Also, from July 2010 to May 2011, Mr. Ducey was a member of the board of directors and served on the audit committee of Smurfit-Stone Container Corporation. Mr. Ducey graduated from Otterbein University with a degree in Economics and an M.B.A. in finance from the University of Dayton. We believe that Mr. Ducey’s comprehensive corporate background and experience in the mining industry, and his experience serving on various boards and committees add significant value to the board of directors of our general partner.
JaeYong Yang was appointed as a director of our general partner in December 2014. Since June 2014, Mr. Yang has been the Vice President of the Strategic Planning Group for OCI Company in Seoul, Korea. From October 2013 to June 2014, Mr. Yang served as the Vice President of the Advanced Material Department for OCI Company, and from December 2010 to September 2014, Mr. Yang served as Vice President of OCI Company's carbon black business. Prior to joining OCI Company in 2006, he worked in strategic planning for Hyundai Motors Group. He began his career at Kiswire Ltd., where he served as Manager of the Strategic Planning Team. Mr. Yang is a graduate of the University of Wisconsin, where he earned his Bachelor’s degree in Business Administration. He is also a Certified Management Accountant. We believe that Mr. Yang's background in strategic planning, financial acumen, and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Committees of the Board of Directors
The Board has established an audit committee and a conflicts committee. William P. O’Neill, Jr., Michael E. Ducey and Angela A. Minas are the members of the audit committee and William P. O'Neill, Jr. serves as chairperson. William P. O'Neill, Jr. and Angela A. Minas are the members of our conflicts committee and Angela A. Minas serves as the chairperson. The Board will determine whether to refer a matter to the conflicts committee on a case-by-case basis in accordance with our partnership agreement. We do not have a compensation committee, but rather the Board approves equity grants to and compensation of our directors, and the compensation committee of OCI Enterprises approves compensation of our officers. We do not have a nominating and corporate governance committee in view of the fact that OCI Holdings, which owns our general partner, controls appointments to the Board.
Audit Committee
We are required to have an audit committee of at least three members who meet the independence and experience standards established by the NYSE and the Exchange Act. In accordance with the rules of the NYSE, we have appointed three independent directors. The Board has determined that each director appointed to the audit committee is “financially literate,” and William P. O'Neill, Jr., who serves as chairperson of the audit committee, and Michael E. Ducey and Angela A. Minas, who are members of the audit committee, each has “accounting or related financial management expertise” and constitutes an “audit committee financial expert” in accordance with SEC and NYSE rules and regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ociresources.com under the Corporate Governance tab.
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met six times during the the fiscal year ended December 31, 2014.
Conflicts Committee
The conflicts committee will determine if the resolution of any conflict of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, is in our best interest. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ociresouces.com under the Corporate Governance tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including OCI Holdings, may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee did not meet in 2014.
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
Executive Sessions of Independent Directors
The Board holds regular executive sessions in which the independent directors of the Board meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. Pursuant to our Corporate Governance Guidelines, we have our Audit Committee Chairperson preside over these executive sessions.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of our equity securities. To our knowledge, based solely on a review of these reports, other and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2014.
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
Compensation Overview
We do not directly employ any of the persons responsible for managing our business, and, as permitted by the NYSE’s rules applicable to publicly traded partnerships, we do not have a compensation committee. We are managed by our general partner, the executive officers of which are employees of OCI Enterprises or its affiliates. The compensation of OCI Enterprises' or its affiliates' employees that perform services on our behalf, including our general partner's executive officers, other than awards that may be granted under the OCI Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan”), is determined and approved by OCI Enterprises. We reimburse OCI Enterprises for such services and compensation, and our reimbursement is governed by the Omnibus Agreement and are based on OCI Enterprises' methodology used for allocating general and administrative expenses to us. Such expenses are generally allocated to us based on the time the employees spend on our business and the actual direct costs they incur on our behalf.
For 2014, OCI Enterprises approved the compensation of our named executive officers for the year ending December 31, 2014, other than awards that may be granted by our general partner under the Plan, in a manner consistent with the objectives of its compensation program, which is to attract and retain the best possible executive talent, to tie annual and long-term cash and equity incentive awards to achievement of measurable corporate and individual performance goals and objectives, and to align executives' incentives with unitholder value creation. OCI Enterprises provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term cash and equity incentive awards and participation in various employee benefits plans and arrangements.
The general partner has adopted the Plan to promote our interests by providing employees of the general partner’s affiliates and others who perform services for us or on our behalf incentive compensation awards for their service. Awards granted under the Plan are approved by the Board (or a committee designated by the Board).
For 2014, our general partners’ named executive officers (“NEOs”) were:

•	Kirk Milling, President and Chief Executive Officer

•	Kevin Kremke, Chief Financial Officer

•	Nicole Daniel, Vice President, General Counsel and Secretary
We do not have any employment agreements with these officers. All of the NEOs are employed by OCI Enterprises and devoted a majority of their time to management of our business in 2014.

Summary Compensation Table

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Unit Awards ($)(2)	All Other Compensation ($)	Total ($)
Kirk H. Milling, Director, President and Chief Executive Officer	2014	281,831	306,876	525,208	9,570	1,130,212
	2013	0	0	0	0	0
Kevin Kremke, Director and Chief Financial Officer(3)	2014	170,479	24,000	84,790	29,635(4)	308,904
	2013	0	0	0	0	0
Nicole Daniel, Vice President, General Counsel and Secretary	2014	153,768	255,714	162,756	6,912	579,150
	2013	0	0	0	0	0
(1) During 2013, we did not incur any cost or liability under the Omnibus Agreement with respect to compensation of the NEOs, and our general partner did not grant any equity-based awards under the Plan.
(2) The amounts shown in this column reflect the aggregate grant date fair value of the unit awards granted to the NEOs during 2014, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718, without regard to potential forfeitures. For a discussion of the valuation assumptions applicable to our equity compensation awards, please see Note 11 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
(3) Mr. Kremke was appointed as Chief Financial Officer of our general partner in June 2014.
(4) During 2014, the amounts shown in this column for Mr. Kremke reflect relocation benefits.
Narrative Disclosure to the Summary Compensation Table
The summary compensation table summarizes total compensation for services rendered by the NEOs during the period after our initial public offering in September 2013. Other than for awards granted under the Plan, the compensation of the NEOs is determined and approved by OCI Enterprises, and other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with our Omnibus Agreement.  We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us. OCI Enterprises did not allocate to us and we did not reimburse OCI Enterprises for any other compensation that OCI Enterprises provided to the NEOs in 2014.
Executive officers are eligible under the same plans as all other employees with respect to our medical, dental, vision, disability and life insurance plans, a profit sharing plan and a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code and that we refer to as the OCI 401(k) Retirement Plan. In addition, Mr. Milling is a participant in OCI Enterprises OCI Pension Plan for Salaried Employees.
2013 Long-Term Incentive Plan
On July 25, 2013, in connection with our initial public offering, we adopted the Plan. The Plan is intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards. As of December 31, 2014, there were 27,901 units granted under the Plan.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. Subject to adjustment as provided in the Plan, a total of 928,099 common units are available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.

Outstanding Equity Awards at Fiscal Year-End 2014

	Unit Awards
Name	Number of Shares or Units That Have Not Vested (#)	Market Value of Shares or Units That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(5)

Kirk H. Milling	6,079(1)	156,230	4,882	175,385
	4,882(2)	125,467
Kevin Kremke	1,416(2)	36,391	1,416	50,580
Nicole Daniel	2,123(1)	54,561	1,360	48,579
	1,360(2)	34,952
(1) Represents restricted common units that were awarded pursuant to the Plan on July 1, 2014 that have not yet vested. Such restricted common units vest in substantially equal increments on September 13, 2015 and September 13, 2016, subject to accelerated vesting in certain circumstances.
(2) Represents restricted common units that were awarded pursuant to the Plan effective on August 1, 2014. Such restricted common units were outstanding as of December 31, 2014 and vest in substantially equal one-third increments, with the first substantially equal one-third increment having vested on January 1, 2015, and with the remaining substantially equal one-third increments vesting on January 1, 2016 and January 1, 2017, subject to accelerated vesting in certain circumstances.
(3) The market value is based on the closing market price of a common unit on December 31, 2014 of $25.70 per unit.
(4) Represents TR Performance Unit Awards granted to the NEOs that have a performance cycle beginning on January 1, 2014 and ending December 31, 2016. The vesting of the TR Performance Unit Award, and number of our common units distributable pursuant to such vesting, is dependent on the relative performance of our common units compared to a peer group of the Alerian MLP Infrastructure Index consisting of 25 other publicly traded partnerships. For additional information regarding the TR Performance Unit Awards, please see Note 11 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014.
(5) The market value is based on the closing market price of a common unit on December 31, 2014 of $25.70 per unit.
Director Compensation
Officers or employees of OCI Enterprises or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of OCI Enterprises or its affiliates receive compensation as “non-employee directors.” Our annual retainer for our non-employee directors consists of $125,000, of which $62,500 is paid in the form of an annual cash retainer and the remaining $62,500 is paid in a grant of common units under the Plan. The chairman of the board, the audit committee chair and the conflicts committee chair are paid annual retainers of $10,000, $5,000 and $2,500, respectively. Each non-employee director that does participate as a non-employee director for the entire year, receives a prorated retainer reflecting their partial year of non-employee director service with us.

Mark J. Lee, William P. O’Neill, Jr., Angela A. Minas and Michael E. Ducey each received compensation for service as a director during the year ended December 31, 2014, as set forth in the following table:

Name	Fees earned or paid in cash ($)(1)	Unit awards ($)(2)	All other compensation ($)	Total ($)
Mark J. Lee	18,125	15,641	—	33,766
William P. O’Neill, Jr.	67,500	75,655	—	143,155
Angela A. Minas	64,167	64,246	—	128,413
Michael E. Ducey(3)	19,349	19,360	—	38,709
________________

(1)	The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.
(2)
The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718 (without regard to potential forfeitures), for awards of common units as follows: Lee - 686 common units; O’Neill, Jr. - 3,488 common units; Minas - 2,962 common units; and Ducey - 805 common units.

(3)	Mr. Ducey was appointed to the Board and the audit committee of our general partner on September 10, 2014.

We have established ownership guidelines for our non-management directors with the goal of promoting ownership of units and aligning the interests of our directors with those of our unitholders. The guidelines require non-management directors to hold three times their annual cash retainer in our units within five years of the date the person first becomes a director.

Each non-employee director will be reimbursed for out-of-pocket expenses in connection with attending such meetings. Each director will be fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

Compensation Committee Interlocks and Insider Participation

As a limited partnership, we are not required by the NYSE to establish a compensation committee. Although the board of directors of our general partner does not currently intend to establish a compensation committee, it may do so in the future.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding the beneficial ownership of our common and subordinated units as of March 2, 2015 owned by:

•	each person known by us to be a beneficial owner of more than 5% of our units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
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

Percentage of total units beneficially owned is based on 9,801,830 common units and 9,775,500 subordinated units outstanding. The list of beneficial owners in presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
OCI Wyoming Holding Co.(2)	4,775,500	48.7%	9,775,500	100.0%	74.3%
Kirk H. Milling	9,104	*	—	—	*
Kevin Kremke	9,360	*	—	—	*
Nicole C. Daniel	4,109	*	—	—	*
Mark J. Lee	2,481	*	—	—	*
Michael E. Ducey	805	*	—	—	*
William P. O'Neill, Jr.	5,988	*	—	—	*
Angela A. Minas	12,962	*	—	—	*
JaeYong Yang	—	—	—	—	—
All directors and executive officers as a group (8 people)	44,809	*	—	—	*

* Beneficial ownership represents less than 1% of the Partnership's outstanding common or subordinated units.

(1)	Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.

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

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2014:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights (1)	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	15,316	—	928,099

(1)
The amount in this column reflects the maximum potential number of units that could be issued in settlement of the time restricted performance units outstanding as of December 31, 2014, pursuant to the OCI Resource Partners LLC 2013 Long-Term Incentive Plan. The number of units reported in this column may overstate dilution. See Part II, Item 8, Financial Statements and Supplementary Data, Note 11, “Equity-Based Compensation”-“TR Performance Unit Awards” for more information on our time restricted performance unit awards.

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 2, 2015, OCI Holdings owns 4,775,500 common units and 9,775,500 subordinated units representing a 72.8% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2.0% general partner interest in us and all of our incentive distribution rights.
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
Operational Stage

Distributions to our general partner and its affiliates
We will generally make cash distributions 98.0% to our unitholders, pro rata, including our general partner and its affiliates as the holders of an aggregate of 4,775,500 common units and all of the subordinated units, and approximately 2.0% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions we make above the highest target distribution level.

Payments to our general partner and its affiliates
Neither our general partner nor OCI Enterprises will receive a management fee in connection with our general partner's management of us, but, prior to making any distribution on our common units, we will reimburse OCI Enterprises and certain of its affiliates, including OCI Holdings, OCI Chemical and OCI Enterprises, for all expenses they incur and payments they make on our behalf pursuant to the Omnibus Agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and such affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by such affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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
Omnibus Agreement
In connection with the consummation of our IPO, we entered into the Omnibus Agreement, which addresses certain aspects of our relationship with OCI Enterprises and its affiliates, including:

•	our obligation to reimburse OCI Enterprises and its affiliates for certain direct operating expenses they pay on our behalf;

•
our obligation to reimburse OCI Enterprises and its affiliates for providing us corporate, general and administrative services, including our allocated portion of the cost of insurance for our operations;

•
OCI Enterprises' obligation to indemnify or reimburse us for losses or expenses relating to or arising from (i) certain preclosing environmental liabilities; (ii) certain title and rights-of-way matters; (iii) our failure to have certain necessary governmental consents and permits; (iv) certain preclosing tax liabilities; (v) the use of the name "OCI" and other trademarks; and (vi) assets retained by OCI Enterprises and its affiliates;

•	our obligation to indemnify OCI Enterprises for losses attributable to the ownership or operation of our assets after the closing of the IPO; and

•
our use of "OCI" as part of our or any of our subsidiaries' names, and as a trademark and service mark, or as part of a trademark or service mark, for our or our subsidiaries' products and services and other matters.

Reimbursement of General and Administrative Expense
Under the Omnibus Agreement, OCI Enterprises performs, or will cause its affiliates to perform, centralized corporate, general and administrative services for us, such as legal, corporate recordkeeping, planning, budgeting, regulatory, accounting, billing, business development, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, investor relations, cash management and banking, payroll, internal audit, taxes and engineering. In exchange, we reimburse OCI Enterprises and its affiliates for the expenses incurred by them in providing these services. The Omnibus Agreement further provides that we will reimburse OCI Enterprises and its affiliates for our allocable portion of the premiums on any insurance policies covering our assets.
OCI Enterprises has agreed to perform, or to cause its affiliates to perform, all services under the relevant provisions of the Omnibus Agreement using at least the same degree of care, quality, timeliness and skill as its or its affiliates past practice in performing the services for our business prior to its acquisition by us.
We also reimburse OCI Enterprises for any additional state income, franchise or similar tax paid by OCI Enterprises resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with OCI Enterprises as required by applicable law. The amount of any such reimbursement is limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with OCI Enterprises.
Indemnification
Pursuant to the Omnibus Agreement, we are entitled to indemnification from OCI Enterprises for certain liabilities and we are required to indemnify OCI Enterprises for certain liabilities. However, our assets constitute substantially all of OCI Enterprises' assets. OCI Enterprises' indemnification obligations to us include the following:
Environmental. For a period of three years after the closing of the IPO, OCI Enterprises will indemnify us for no more than $10 million for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets contributed to us and occurring on or before the closing date of the IPO, other than claims made as a result to changes in environmental laws occurring after the closing of the IPO.

Title. For a period of three years after the closing of the IPO, OCI Enterprises will indemnify us for certain losses relating to our failure to have valid and indefeasible real property rights.

Governmental consents and permits. For a period of three years after the closing of the IPO, OCI Enterprises will indemnify us for certain losses relating to our failure to have any consent or license or governmental permit or waiver.

Taxes. Until 60 days after the expiration of any applicable statute of limitations, OCI Enterprises will indemnify us for any income taxes attributable to operations or ownership of the assets prior to the closing of the IPO.

Use of "OCI." For a period of three years after the closing of the IPO, OCI Enterprises will indemnify us for losses relating to the use of "OCI".

Retained Assets. OCI Enterprises will indemnify us indefinitely for losses relating to assets and investments owned by OCI Enterprises and its affiliates that are not contributed to us.
In no event will OCI Enterprises be obligated to indemnify us for any claims, losses or expenses or income taxes referred to in the bullets above to the extent either (i) reserved for in our financial statements as of December 31, 2012, or (ii) we recover any such amounts under available insurance coverage or other recoveries against any third party.
We will indemnify OCI Enterprises for all losses attributable to the post-closing operations of the assets contributed to us, to the extent not subject to OCI Enterprises' indemnification obligations.
Competition
Under our partnership agreement, OCI Enterprises and its affiliates are expressly permitted to compete with us.
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

Transactions with Affiliates
OCI Chemical and OCI Wyoming are party to a sales agreement dated July 18, 1961 but have waived the provisions of that agreement since January 1, 2005. Under the current business arrangement, OCI Chemical contracts with customers, including ANSAC, for the sale of the soda ash that OCI Wyoming produces, and OCI Wyoming delivers soda ash directly to the customers. Though OCI Chemical is the contractual party with customers, any risk of loss related to soda ash is passed directly to OCI Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. OCI Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with OCI Wyoming. OCI Wyoming also bears any risk of loss from liability claims related to soda ash. OCI Chemical receives sales proceeds directly from customers on behalf of OCI Wyoming, and OCI Chemical then transfers the total proceeds of the sales directly to OCI Wyoming, less OCI Chemical's actual costs of sales and marketing. OCI Chemical's costs are allocated to OCI Wyoming by OCI Enterprises based on the amount of time spent by OCI Chemical providing such services. For the years ended December 31, 2014, 2013 and 2012, these charges amounted to approximately $3.4 million, $4.4 million and $5.2 million, respectively. OCI Chemical also contracts with various land and sea carriers for freight transportation on behalf of OCI Wyoming. All such actual freight costs are charged directly to OCI Wyoming.
Substantially all of OCI Wyoming's selling and marketing expenses and general and administrative expenses are expenses charged to OCI Wyoming by OCI Enterprises and OCI Chemical for actual expenses incurred by them on behalf of OCI Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.
OCI Wyoming also makes sales of soda ash to OCI Alabama, LLC, or OCI Alabama, an affiliate of OCI Chemical that manufactures sodium percarbonate. These sales of soda ash to OCI Alabama were approved by the partnership committee of OCI Wyoming in 2002, and are not made pursuant to any written sales agreement. The price of such sales is based on the average price of arms' length sales made by OCI Wyoming to similar size businesses. For the years ended December 31, 2014, 2013 and 2012, sales to OCI Alabama were approximately $5.9 million, $7.3 million and $7.4 million, respectively. See Item 8, Financial Statements and Supplementary Data, Note 14 , "Agreements and Transactions with Affiliates," for more information.
OCI Chemical is a member company of ANSAC, and had an approximate 37.8%, 37.5% and 37.4% participation interest at December 31, 2014, 2013 and 2012, respectively. Kirk Milling, the chief executive officer of OCI Chemical and director and chief executive officer of our general partner, has served as a director of ANSAC since 2001. We made approximately 49.6%, 45.3% and 49.6% of our total net sales for the years ended December 31, 2014, 2013 and 2012, respectively, through OCI Chemical's membership in ANSAC. In addition, ANSAC provides logistics and support services for all of our export sales.
The personnel who operate our assets are employees of OCI Enterprises. OCI Enterprises directly charges us for the payroll and benefit costs associated with employees and carries the obligations for other employee-related benefits in its financial statements. We are allocated a portion of OCI Enterprises' defined benefit pension plan liability and postretirement benefit liability for the employees providing services to us based on an actuarial assessment of that liability.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
As disclosed under "Item 10. Directors, Executive Officers and Corporate Governance," our audit committee has been given the sole authority, under the audit committee charter, to review and evaluate any related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K, and our conflicts committee is responsible, under the conflicts committee charter, with determining if the resolution of any conflict of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, is in our best interest.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of our general partner and independence requirements applicable for the Board of Directors of our general partner and its committees.
ITEM 14. Principal Accounting Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of OCI Resources LP for the year ended December 31, 2014. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.

Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the year ended December 31, 2014.

	Year ended December 31,	Year ended December 31,
	2014	2013
Audit fees (1)	$498,182	$634,790
Audit-related fees (2)	—	—
Tax fees (3)	366,138	809,471
All other fees (4)	—	1,385,557
Total	$864,320	$2,829,818

(1) Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including consents and other services related to SEC matters (but excluding IPO services disclosed in footnote 4). As of December 31, 2014, $0.1 million is to be billed.
(2) Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.
(3) Tax fees represent fees for professional services rendered in connection with tax compliance. During the year ended December 31, 2013 tax fees related to our IPO services totaled approximately $0.8 million.
(4) All other fees represent fees for services not classifiable under the other categories listed in the table above. During the year ended December 31, 2013, fees associated with our IPO services (excluding the tax fees related to our IPO disclosed in footnote 3) totaled approximately $1.4 million.
Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2014, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

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

3.	The exhibits listed on the Exhibit Index, which follows the Glossary of Industry Terms, are included with this Report and incorporated by reference into this Item.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
OCI RESOURCES LP (Registrant)

By:	OCI Resource Partners LLC, its General Partner

By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Director of OCI Resource Partners LLC, our General Partner
Date: March 6, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date
/s/ Kirk H. Milling	President, Chief Executive Officer and Director of OCI Resource Partners LLC, our General Partner (Principal Executive Officer)	March 6, 2015
Kirk H. Milling

/s/ Kevin L. Kremke	Chief Financial Officer and Director of OCI Resource Partners LLC, our General Partner (Principal Financial Officer and Principal Accounting Officer)	March 6, 2015
Kevin L. Kremke

/s/ William P. O'Neill, Jr.	(Director of OCI Resource Partners LLC, our General Partner)	March 6, 2015
William P. O'Neill, Jr.

/s/ Mark J. Lee	(Chairman of the Board of Directors of OCI Resource Partners LLC, our General Partner)	March 6, 2015
Mark J. Lee

/s/ Angela A. Minas	(Director of OCI Resource Partners LLC, our General Partner)	March 6, 2015
Angela A. Minas

/s/ Michael E. Ducey	(Director of OCI Resource Partners LLC, our General Partner)	March 6, 2015
Michael E. Ducey

/s/ JaeYong Yang	(Director of OCI Resource Partners LLC, our General Partner)	March 6, 2015
JaeYong Yang

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
3.1
Certificate of Limited Partnership of OCI Resources LP dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
First Amended and Restated Agreement of Limited Partnership of OCI Resources LP dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.3
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of OCI Resources LP dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.4
Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013).

3.5
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
10.1
Contribution, Assignment and Assumption Agreement dated effective as of July 18, 2013 by and between OCI Wyoming Holding Co. and OCI Resources LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.2
Omnibus Agreement dated as of September 18, 2013 by and among OCI Enterprises Inc., OCI Resource Partners LLC and OCI Resources LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2013)

10.3
Credit Agreement dated as of July 18, 2013 among OCI Wyoming, L.P., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.4
Credit Agreement dated as of July 18, 2013 among OCI Resources LP, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.5
First Amendment to Credit Agreement, dated as of October 30, 2014, among OCI Wyoming LLC, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.6
First Amendment to Credit Agreement, dated as of October 30, 2014, among OCI Resources LP, as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.7
Sodium Lease (WYW0111731), dated December 1, 2007, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.8
Sodium Lease (WYW0111730), dated December 1, 2007, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.9
Sodium Lease (WYW101824), dated June 1, 2008, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.10
Modified Sodium Lease (WYW079420), effective January 1, 2015, between the United States Department of the Interior Bureau of Land Management and OCI Wyoming LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2014)

10.11
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.12
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.13
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.14
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.15
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2009, between the State of Wyoming and OCI Wyoming, L.P. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.16
License Agreement, dated July 18, 1961, between Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (as amended by Amendment of License Agreement, dated September 20, 2010, between OCI Wyoming, L.P., as successor by assignment from Stauffer Chemical Company of Wyoming, and Rock Springs Royalty Company LLC, as successor in interest to Union Pacific Railroad Company) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.17
Agreement, dated March 10, 1961, among Rock Springs Grazing Association, Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (superseded by Exhibit 10.15) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.18
Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., OCI Resource Partners LLC, OCI Resources LP, OCI Wyoming Holding Co. and OCI Chemical Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

10.19++
OCI Resource Partners LLC 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)

10.20++
Form of OCI Resource Partners LLC 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on July 2, 2014)

10.21++
Form of OCI Resource Partners LLC 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on November 4, 2014)

10.22++
Form of OCI Resource Partners LLC 2013 Long-Term Incentive Plan TR Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2014)

10.23
Limited Liability Company Agreement of OCI Wyoming LLC, dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the SEC on July 2, 2014)

21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 6, 2015
23.2*	Consent of Hollberg Professional Group, PC, dated March 6, 2015
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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