Form 10-Q
period 2015-03-31
OCI Resources LP
filed 2015-05-07
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The registrant had 9,820,438 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at May 1, 2015, the most recent practicable date.

OCI RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q ("Report") to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively, refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Wyoming Holding Co. ("OCI Holdings"). References to "our sponsor" or "OCI Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings. OCI Enterprises is wholly-owned by OCI Company Ltd., a diversified, global company with its common shares listed on the Korean Exchange. References to "OCI Wyoming" refer to OCI Wyoming LLC.
We include cross references to captions elsewhere in this Report, where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OCI RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
($ in millions)	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$36.4	$31.0
Accounts receivable, net	31.4	35.5
Accounts receivable - ANSAC	65.1	70.4
Due from affiliates, net	19.5	19.6
Inventory	49.3	43.2
Other current assets	1.3	1.8
Total current assets	203.0	201.5
Property, plant and equipment, net	244.2	245.0
Other non-current assets	0.8	0.9
Total assets	$448.0	$447.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13.8	$13.1
Due to affiliates	4.6	7.1
Accrued expenses	28.7	29.5
Total current liabilities	47.1	49.7
Long-term debt	145.0	145.0
Other non-current liabilities	4.3	4.2
Total liabilities	196.4	198.9
Commitments and Contingencies (See Note 9)
Equity:
Common unitholders - Public and OCI Holdings (9.8 million units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	107.3	106.3
Subordinated unitholders - OCI Holdings (9.8 million units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	39.0	37.9
General partner unitholders - OCI Resource Partners LLC (0.4 million units issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	3.9	3.8
Accumulated other comprehensive loss	(1.4)	(0.4)
Partners' capital attributable to OCI Resources LP	148.8	147.6
Non-controlling interest	102.8	100.9
Total equity	251.6	248.5
Total liabilities and partners' equity	$448.0	$447.4
See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
($ and units outstanding in millions, except per unit data)	2015	2014

Net sales	$120.4	$116.2
Operating costs and expenses:
Cost of products sold	82.4	84.0
Depreciation, depletion and amortization expense	5.6	5.4
Selling, general and administrative expenses	4.9	4.2
Total operating costs and expenses	92.9	93.6
Operating income	27.5	22.6
Other income/(expenses):
Interest expense, net	(0.9)	(1.2)
Other, net	(0.1)	0.2
Total other income/(expense), net	(1.0)	(1.0)
Net income	$26.5	$21.6
Net income attributable to non-controlling interest	13.7	11.3
Net income attributable to OCI Resources LP	$12.8	$10.3
Other comprehensive income/(loss):
Income/(loss) on derivative financial instruments	(2.0)	(0.2)
Comprehensive income	24.5	21.4
Comprehensive income attributable to non-controlling interest	12.7	11.2
Comprehensive income attributable to OCI Resources LP	$11.8	$10.2

Net income per limited partner unit:
Common - Public and OCI Holdings (basic and diluted)	$0.64	$0.52
Subordinated - OCI Holdings (basic and diluted)	$0.64	$0.52

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8

  See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
($ in millions)	2015	2014

Cash flows from operating activities:
Net income	$26.5	$21.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	5.7	5.4
Equity-based compensation expense	0.1	—
Other non-cash items	0.2	—
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable, net	4.1	1.6
Accounts receivable - ANSAC	5.3	(5.2)
Due from affiliates, net	0.1	(10.7)
Inventory	(6.0)	(0.6)
Other current and other non-current assets	0.4	0.7
Increase/(decrease) in:
Accounts payable	2.9	(3.9)
Due to affiliates	(2.4)	4.9
Accrued expenses and other liabilities	(2.2)	0.5
Net cash provided by operating activities	34.7	14.3
Cash flows from investing activities:
Capital expenditures	(7.8)	(2.7)
Net cash used in investing activities	(7.8)	(2.7)
Cash flows from financing activities:
Distributions to common unitholders	(5.2)	(5.6)
Distributions to general partner	(0.2)	(0.2)
Distributions to subordinated unitholders	(5.2)	(5.6)
Distributions to non-controlling interest	(10.9)	(11.7)
Net cash used in financing activities	(21.5)	(23.1)
Net increase/(decrease) in cash and cash equivalents	5.4	(11.5)
Cash and cash equivalents at beginning of period	31.0	46.9
Cash and cash equivalents at end of period	$36.4	$35.4
 See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR Equity	Non-controlling Interests	Total Equity
($ in millions)
Balance at December 31, 2013	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
Partnership net income	5.1	5.0	0.2	—	10.3	11.3	21.6
Other comprehensive loss	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Distributions	(5.6)	(5.6)	(0.2)	—	(11.4)	(11.7)	(23.1)
Balance at March 31, 2014	$104.0	$36.0	$3.8	$(0.4)	$143.4	$96.2	$239.6

Balance at December 31, 2014	$106.3	$37.9	$3.8	$(0.4)	$147.6	$100.9	$248.5
Partnership net income	6.3	6.3	0.2	—	12.8	13.7	26.5
Other comprehensive loss	—	—	—	(1.0)	(1.0)	(1.0)	(2.0)
Distributions	(5.2)	(5.2)	(0.2)	—	(10.6)	(10.9)	(21.5)
Balance at March 31, 2015	$107.3	$39.0	$3.9	$(1.4)	$148.8	$102.8	$251.6

The sums of some of the rows and columns may not foot due to rounding.
 See accompanying notes.

OCI RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of OCI Resources LP (the "Partnership," "OCI Resources," "OCIR," "we," "us," or "our"), a publicly traded Delaware limited partnership, and its consolidated subsidiary, OCI Wyoming LLC ("OCI Wyoming"), which is in the business of mining trona ore to produce soda ash. The Partnership's operations consist solely of its investment in OCI Wyoming. OCIR was formed in April 2013 by OCI Wyoming Holding Co. ("OCI Holdings"), a wholly-owned subsidiary of OCI Chemical Corporation ("OCI Chemical"). On September 18, 2013, the Partnership completed the initial public offering of its common units representing limited partner interests (the "Common Units"). The Partnership owns a controlling interest comprised of 51.0% membership interest in OCI Wyoming. All soda ash processed is sold to various domestic, Korean and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is an affiliate for export. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). There has been no material change in the significant accounting policies followed by us during the three month periods ended March 31, 2015 from those disclosed in the 2014 Annual Report.
Non-controlling interests

NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. ("NRP"), currently owns a 49.0% membership interest in OCI Wyoming.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In April 2015, FASB made a decision to defer the effective date of the new revenue recognition standard by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein and requires expanded disclosures. We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 has not had a material impact on our financial position or results of operations.
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
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
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights ("IDRs") as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners were the same as our potentially dilutive units outstanding were immaterial and we had no anti-dilutive units for the three months ended March 31, 2015. For the three months ended March 31, 2014, we did not have any potentially dilutive units outstanding.
The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Three Months Ended March 31,
($ and unit data in millions, except per unit data)	2015	2014
Net income attributable to OCI Resources LP	$12.8	$10.3
Less: General partner's interest in net income	0.2	0.2
Total limited partners' interest in net income	$12.6	$10.1

Weighted average limited partner units outstanding:
Common - Public and OCI Holdings (basic and diluted)	9.8	9.8
Subordinated - OCI Holdings (basic and diluted)	9.8	9.8
Total weighted average limited partner units outstanding	19.6	19.6

Net income per limited partner unit:
Common - Public and OCI Holdings (basic and diluted)	$0.64	$0.52
Subordinated - OCI Holdings (basic and diluted)	$0.64	$0.52

The calculation of limited partners' interest in net income is as follows:

	Three Months Ended March 31,
($ in millions, except per unit data)	2015	2014
Net income attributable to common unitholders:
Distributions (a)	$5.3	$4.9
Undistributed earnings	1.0	0.2
Common unitholders' interest in net income	$6.3	$5.1

Net income attributable to subordinated unitholders:
Distributions (a)	$5.3	$4.8
Undistributed earnings	1.0	0.2
Subordinated unitholders' interest in net income	$6.3	$5.0

(a) Distributions declared per unit for the period	$0.5380	$0.5000
Quarterly Distribution
On April 17, 2015, the Partnership declared its first quarter 2015 quarterly cash distribution of $0.5380 per unit. The quarterly cash distribution is payable on May 15, 2015 to unitholders of record on May 1, 2015.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory as of March 31, 2015 and December 31, 2014 consists of the following:

($ in millions)	March 31, 2015	December 31, 2014
Raw materials	$8.4	$6.4
Finished goods	13.1	10.4
Stores inventory	27.8	26.4
Total	$49.3	$43.2
4. DEBT

Long-term debt as of March 31, 2015 and December 31, 2014 consists of the following:

($ in millions)	March 31, 2015	December 31, 2014
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing monthly interest rate of 0.12% at March 31, 2015 and 0.14% December 31, 2014	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing monthly interest rate of 0.12% at March 31, 2015 and 0.14% December 31, 2014	8.6	8.6
OCI Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, interest payable quarterly, bearing quarterly variable interest at 2.00% at March 31, 2015 and 1.9781% at December 31, 2014	125.0	125.0
Total debt	$145.0	$145.0
Current portion of long-term debt	—	—
Total long-term debt	$145.0	$145.0

Aggregate maturities required on long-term debt at March 31, 2015 are due in future years as follows:

($ in millions)	Amount
2017	$8.6
2018	136.4
Total	$145.0
Demand Revenue Bonds
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at March 31, 2015 and December 31, 2014, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of March 31, 2015 and December 31, 2014, OCI Wyoming was in compliance with these debt covenants.
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
The OCI Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the OCI Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated fixed charge coverage ratio (as defined in the OCI Wyoming Credit Facility) of not less than 1.10 to 1.00 for the 2015 fiscal year and not less than 1.15 to 1.00 thereafter. The OCI Wyoming Credit Facility also requires that consolidated capital expenditures, as defined in the OCI Wyoming Credit Facility, not exceed $50 million in any fiscal year.
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

OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2015.
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
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the "Revolving Credit Facility"), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on OCIR's units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At March 31, 2015, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of March 31, 2015, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.

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
The Revolving Credit Facility also requires quarterly maintenance of a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.05 to 1.00 for the 2015 fiscal year and not less than 1.10 to 1.00 thereafter. The Revolving Credit Facility also requires that consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2015.

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
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities as of March 31, 2015 and December 31, 2014 was comprised as follows:

($ in millions)	March 31, 2015	December 31, 2014
Reclamation reserve balance at beginning of year	$4.2	$3.8
Accretion expense	0.1	0.4
Reclamation reserve balance at end of year	$4.3	$4.2
6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by OCI Enterprises and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the OCI Enterprises' Pension Plan for Salaried Employees and OCI Enterprises' Pension Plan for Hourly Employees are based upon years of service and average compensation for the highest 60 consecutive months of the employee's last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. OCI Enterprises’ funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership's allocated portion of OCI Enterprises’ net periodic pension cost was $2.2 million and $1.7 million for the three months ended March 31, 2015 and 2014, respectively.
Savings Plan - The OCI Enterprises' 401(k) Retirement Plan covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. The Plan was amended such that participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made by OCI Enterprises for the three months ended March 31, 2015 and 2014, were $0.3 million and $0.5 million, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
OCI Enterprises accounts for postretirement benefits on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and OCI Enterprises has the right to modify or terminate the plan. OCI Enterprises' post-retirement benefits had a benefits obligation of $23.3 million and $22.8 million at March 31, 2015 and December 31, 2014, respectively. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million, which is being recognized as a reduction of net periodic postretirement benefit costs in future years. The Partnership’s allocated portion of postretirement benefit costs were expense of $0.1 million and income of $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
7. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including restricted unit awards and time restricted unit performance awards ("TR Performance Unit Awards"). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the OCI Resource Partners LLC 2013 Long-Term Incentive Plan (the "Plan" or "LTIP"). As of March 31, 2015, subject to further adjustment as provided in the Plan, a total of 926,987 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards
As of March 31, 2015, a total of 7,941 common units were granted to non-employee directors and were fully vested and expensed during the year ended December 31, 2014. There were no grants of non-employee director awards during the three months ended March 31, 2015.

Restricted Unit Awards
During the three months ended March 31, 2015, we granted restricted unit awards in the form of common units to certain of our executive officers which vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards, and are accounted for at fair value at grant date.
The following table presents a summary of activity for the three months ended March 31, 2015:

	Restricted Stock Units
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Nonvested at December 31, 2014	15,859	$25.23
Granted	1,112	22.54
Vested	(2,552)	25.70
Nonvested at March 31, 2015	14,419	$24.93

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of March 31, 2015, as all awards granted are expected to vest.
TR Performance Unit Awards
We granted TR Performance Unit Awards to certain of our executive officers. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group.
We utilized a Monte Carlo Simulation model to estimate the grant date fair value of TR Performance Unit Awards, with market conditions, granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity for the three months ended March 31, 2015:

	TR Unit Performance Awards
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Nonvested at December 31, 2014	7,658	$35.72
Nonvested at March 31, 2015	7,658	$35.72

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued.

Unrecognized Compensation Expense
A summary of the Partnership's unrecognized compensation expense for its non-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Three Months Ended March 31, 2015
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.3	1.61
Performance-based units	0.2	1.76
Total	$0.5
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss as of March 31, 2015 and December 31, 2014, and changes within the period, consist of the following:

Gains and Losses on Cash Flow Hedges

($ in millions)

Balance at December 31, 2014	$(0.4)
Other comprehensive loss before reclassification	(1.3)
Amounts reclassified from accumulated other comprehensive loss	0.3
Net current period other comprehensive loss	(1.0)
Balance at March 31, 2015	$(1.4)
Other Comprehensive Loss
The components of other comprehensive loss for the three months ended March 31, 2015 and 2014 consist of the following:

	Three Months Ended March 31,
	2015	2014
($ in millions)

Unrealized loss on derivatives:
Mark to market adjustment on interest rate swaps	$(0.5)	$(0.2)
Mark to market adjustment on natural gas forward contracts	(1.5)	—
Other comprehensive loss	$(2.0)	$(0.2)
The components of other comprehensive loss that have been reclassified during the three months ended March 31, 2015 and 2014 consist of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
($ in millions)
	2015	2014
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.3	$0.1	Interest expense
Total reclassifications for the period	$0.3	$0.1

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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of March 31, 2015 and December 31, 2014, the amount of the bond was $33.9 million, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of March 31, 2015.
10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
OCI Chemical is the exclusive sales agent for the Partnership and through its membership in ANSAC. OCI Chemical is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by OCI Chemical are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by OCI Enterprises and OCI Chemical principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand alone basis.
The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charges, for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
OCI Enterprises	$2.2	$2.0
OCI Chemical	1.0	1.0
ANSAC (1)	0.8	0.3
Total selling, general and administrative expenses - Affiliates	$4.0	$3.3

(1) ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended March 31, 2015 and 2014 these costs were $2.6 million and $1.5 million, respectively.
Net sales to affiliates for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
ANSAC	$64.0	$56.7
OCI Alabama LLC	1.4	1.5
Total	$65.4	$58.2
As of March 31, 2015 and December 31, 2014, the Partnership had due from/to with OCI affiliates as follows:

	As of
($ in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	Due from affiliates		Due to affiliates
OCI Enterprises	$0.2	$1.7	$3.2	$4.5
OCI Chemical	12.0	8.7	0.6	1.4
OCI Chemical Europe NV	7.3	9.2	—	—
Other	—	—	0.8	1.2
Total	$19.5	$19.6	$4.6	$7.1

11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
($ in millions)	2015	2014
Domestic	$48.6	$48.6
International
ANSAC	64.0	56.7
Other	7.8	10.9
Total international	71.8	67.6
Total net sales	$120.4	$116.2
The Partnership's largest customer by sales is ANSAC. For the three months ended March 31, 2015 and 2014, there were no other customers that accounted for ten percent or more of total revenues.
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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. Our interest rate swaps, foreign exchange contracts and natural gas forward contracts are measured at their fair value with Level 2 inputs based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
We have entered into interest rate swap contracts, designed as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and generally will mature on July 18, 2018, the maturity date of the long-term debt under the OCI Wyoming Credit Facility. These contracts had an aggregate notional value of $75.5 million and a fair value liability of $1.3 million as of March 31, 2015 (December 31, 2014: notional value of $76.0 million; fair value liability of $0.7 million).
We enter into foreign exchange forward contracts to reduce certain firm commitments denominated in currencies other than the U.S. dollar. However, the Partnership does not apply hedge accounting for these contracts. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. The fair value of forward contracts, which are predominantly used to purchase U.S. dollars and sell Euros, totaled an asset of $0.5 million and $0.6 million at March 31, 2015 and December 31, 2014, respectively. These currency hedges have a notional value of $12.7 million and $6.9 million at March 31, 2015 and December 31, 2014, respectively.

We enter into natural gas forward contracts, designed as cash flow hedges, to mitigate volatility in the price of certain of the natural gas we consume. These contracts have maturities ranging from 2015 to 2020. The fair value of these contracts had an aggregate notional value of $16.8 million and a fair value liability of $1.4 million as of as of March 31, 2015. We had no similar contracts outstanding as of December 31, 2014.

Financial Assets and Liabilities not Measured at Fair Value
The fair value of our long-term debt is based on present rates for indebtedness with similar amounts, durations and credit risks. See Note 4 "Debt" for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Distribution Declaration

On April 16, 2015, the members of the Board of Managers of OCI Wyoming LLC, approved a cash distribution to the members of OCI Wyoming in the aggregate amount of $22.3 million. This distribution is payable on May 8, 2015.

On April 17, 2015, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2015 of $0.538 per unit will be paid on May 15, 2015 to unitholders of record on May 1, 2015.

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
Cautionary Statements Regarding Forward-Looking Statements
This Report contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. We have based such forward-looking statements on management's beliefs and assumptions and on information currently available to us. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "forecast," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions. In particular, forward-looking statements in this Report include statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. You are cautioned not to place undue reliance on any forward-looking statements. Actual results may vary materially. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements and, therefore, affect our ability to distribute cash to unitholders, include:

•	changes in general economic conditions in the United States and globally;

•	changes in our relationships with our customers or the loss of or adverse developments at major customers, including the American Natural Soda Ash Corporation, or ANSAC;

•	the demand for soda ash and the development of glass and glass making products alternatives;

•	changes in soda ash prices;

•	changes in demand for glass in the construction, automotive and beverage industries;

•	shifts in glass production from the United States to international locations;

•	the ability of our competitors to develop more efficient mining and processing techniques;

•	operating hazards and other risks incidental to the mining, processing and shipment of trona ore and soda ash;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	increases in electricity and natural gas prices paid by us;

•	inability to renew our mineral leases and license or material changes in lease or license royalties;

•	disruption in railroad or shipping services or increases in rail, vessel and other transportation costs;

•	deterioration in our labor relations;

•	large customer defaults;

•	the price and availability of debt and equity financing;

•	changes in interest rates;

•	foreign exchange rate risks;

•	changes in the availability and cost of capital;

•	our lack of asset and geographic diversification, including reliance on a single facility for conducting our operations;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	anticipated operating and recovery rates at our facility;

•	shutdowns (either temporary or permanent), including, without limitation, the timing and length of planned maintenance outages;

•	increased competition and supply from international soda ash producers, especially in China and Turkey;

•	risks related to the use of technology and cybersecurity;

•	potential increases in costs and distraction resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with NYSE corporate governance requirements;

•	risks relating to our relationships with OCI Enterprises or its affiliates (including, but not limited to, OCI Company Ltd.);

•	control of our general partner by OCI Enterprises;

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner and are employed by OCI Enterprises or its other affiliates;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners which are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•	the effects of existing and future laws and governmental regulations.
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
References
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q ("Report") to "OCIR," "the Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively, refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Wyoming Holding Co. ("OCI Holdings"). References to "our sponsor" or "OCI Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings. OCI Enterprises is wholly-owned by OCI Company Ltd., a diversified, global company with its common shares listed on the Korean Exchange. References to "OCI Wyoming" refer to OCI Wyoming LLC.
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
NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. ("NRP") currently owns an indirect 49.0% membership interest in OCI Wyoming.
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
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our "ore to ash ratio." Our ore to ash ratio for the three months ended March 31, 2015 and 2014 was 1.51: 1.0 and 1.54: 1.0, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 80.5% and 81.7% of our total freight costs during the three months ended March 31, 2015 and 2014, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices, over the past five years, have ranged between $1.95 and $6.00 per MMBtu per Henry Hub Natural Gas Spot Price. As of March 31, 2015, the Henry Hub Natural Gas Spot Price was $2.83.
Employee Compensation.    Our employee compensation expenses are affected by headcount and salary levels, as well as incentive compensation paid. Retirement benefits for certain individuals that provide services to us are provided by OCI Enterprises under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees. OCI Enterprises accounts for post-retirement benefits provided to employees on an accrual basis over an employee's period of service. OCI Enterprises has the right to modify or terminate the benefits at will. We also reimburse OCI Enterprises for contributions it makes on our behalf to the OCI 401(k) Retirement Plan based upon specified percentages of employee contributions. See Part I, Item 1. "Financial Statements" - Note 6, "Employee Compensation" for more information on the various plans.
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
The following tables set forth our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

($ in millions; except for operating data and Adjusted EBITDA per short ton)
Net sales	$120.4	$116.2
Operating costs and expenses:
Cost of products sold	82.4	84.0
Depreciation, depletion and amortization expense	5.6	5.4
Selling, general and administrative expenses	4.9	4.2
Total operating costs and expenses	92.9	93.6
Operating income	27.5	22.6
Total other income/(expense), net	(1.0)	(1.0)
Net income	$26.5	$21.6
Net income attributable to non-controlling interest	13.7	11.3
Net income attributable to OCI Resources LP	$12.8	$10.3

Operating and Other Data:
Trona ore mined (thousands of short tons)	1,017.1	995.7
Ore to ash ratio(1)	1.51: 1.0	1.54: 1.0
Soda ash volume produced (thousands of short tons)	673.4	648.6
Soda ash volume sold (thousands of short tons)	653.1	655.2
Adjusted EBITDA(2)	$33.0	$28.2
Adjusted EBITDA per short ton(3)	$50.53	$43.04

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects Adjusted EBITDA divided by sales volumes.

Analysis of Results of Operations
Net sales
A summary of net sales, sales volumes and average sales price, and the percentage change between the periods, is as follows:

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions, except per ton data)	2015	2014

Net sales:
Domestic	$48.6	$48.6	—%
International	$71.8	$67.6	6.2%
Total net sales	$120.4	$116.2	3.6%
Sales volumes:
Domestic (thousands of short tons)	209.6	204.4	2.5%
International (thousands of short tons)	443.5	450.8	(1.6)%
Total soda ash volume sold (thousands of short tons)	653.1	655.2	(0.3)%
Average sales price (per short ton):
Domestic	$231.87	$237.87	(2.5)%
International	$161.98	$149.99	8.0%
Average	$184.41	$177.41	3.9%
Percent of net sales:
Domestic sales	40.4%	41.8%	(3.3)%
International sales	59.6%	58.2%	2.4%
Total percent of net sales	100.0%	100.0%
Our net sales increased by 3.6% to $120.4 million for the three months ended March 31, 2015 from $116.2 million for the three months ended March 31, 2014, driven by an 8.0% increase in international average sales price due to higher ANSAC pricing, partially offset by a decrease in international volumes sold of 1.6%. Domestic average sales price during the first quarter of 2015 decreased 2.5% over the first quarter of 2014, partially driven by a change in one of our large customer contracts to take delivery of product at the plant. Generally, we sell soda ash on a delivered basis, inclusive of freight, which is included both in net sales and cost of products sold.
Cost of products sold and operating expenses
Our cost of products sold, including depreciation, depletion and amortization expense, decreased by 1.6% to $88.0 million for the three months ended March 31, 2015 from $89.4 million for the three months ended March 31, 2014, primarily as a result of the following:

•
a decrease in energy costs of 11.0% to $16.2 million for the three months ended March 31, 2015, compared to $18.2 million for the three months ended March 31, 2014, due to lower natural gas prices; and

•
a decrease in operating and maintenance supply costs of 8.9% to $4.1 million for the three months ended March 31, 2015, compared to $4.5 million for the three months ended March 31, 2014, partly due to timing of maintenance projects; partially offset by

•
an increase in compensation and benefits of 1.9% to $15.7 million for the three months ended March 31, 2015, compared to $15.4 million for the three months ended March 31, 2014, due to higher pension costs.

Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 16.7% to $4.9 million for the three months ended March 31, 2015, from $4.2 million for the three months ended March 31, 2014, primarily due to higher ANSAC administrative costs.
Operating income.   As a result of the foregoing, operating income increased by 21.7% to $27.5 million for the three months ended March 31, 2015 compared to $22.6 million for the three months ended March 31, 2014.
Other income/(expense), net.    Our total other non-operating expense remained fairly flat for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.
Net income.    As a result of the foregoing, net income increased by 22.7% to $26.5 million for the three months ended March 31, 2015, compared to $21.6 million for the three months ended March 31, 2014.

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
Our sources of liquidity include:

•	cash generated from our operations;

•	$10 million available for borrowing under the Revolving Credit Facility (as defined in Part I, Item 1, "Financial Statements" - Note 4, "Debt"), subject to borrowing base availability;

•
$45 million ($190 million, less $125 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the OCI Wyoming Credit Facility (as defined in Part I, Item 1, "Financial Statements" - Note 4, "Debt"), subject to borrowing base availability;

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
On April 17, 2015, the Partnership declared a 1.2% increase in the quarterly distribution approved by the board of directors of its general partner. The cash distribution for the first quarter 2015 of $0.538 per unit will be paid on May 15, 2015 to unitholders of record on May 1, 2015. See Part I, Item 1, "Financial Statements" - Note 2, "Net income per unit and cash distribution", for more information.
We intend to continue to pay a quarterly distribution, to unitholders of record, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have legal obligation to pay a quarterly distribution subject to the requirement in our partnership agreement to distribute all of our available cash.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of March 31, 2015, we had a working capital surplus of $155.8 million as compared to a working capital surplus of $151.8 million as of December 31, 2014.
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
The table below summarizes our capital expenditures, on an accrual basis, for the three months ended March 31, 2015 and 2014:

Capital Expenditures	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
($ in millions)
Maintenance	$3.6	$0.6
Expansion	1.4	0.8
Total	$5.0	$1.4
The increase in capital expenditures during first quarter 2015 compared to first quarter 2014 is due to project timing.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
($ in millions)	2015	2014
Cash provided by (used in):
Operating activities	$34.7	$14.3	142.7%
Investing activities	(7.8)	(2.7)	188.9%
Financing activities	(21.5)	(23.1)	(6.9)%
Operating Activities
Our operating activities during the three months ended March 31, 2015 provided cash of $34.7 million, an increase of 142.7% from the $14.3 million cash generated during the three months ended March 31, 2014, primarily as a result of the following:

•
an increase of 117.5% in cash flows provided from working capital of $2.2 million during the three months ended March 31, 2015 compared to $12.7 million of cash flows used in working capital during the three months ended March 31, 2014; and

•	an increase of 22.7% in net income of $26.5 million during the three months ended March 31, 2015, compared to $21.6 million for the prior-year first quarter.
Investing Activities
We used cash flows of $7.8 million in investing activities during the three months ended March 31, 2015, compared to $2.7 million during the three months ended March 31, 2014, related to the funding capital expenditures as described in "Capital Expenditures" above.
Financing Activities
Cash used in financing activities of $21.5 million during the three months ended March 31, 2015 decreased by 6.9% over the prior-year first quarter, due to higher distributions paid of $23.1 million during the three months ended March 31, 2014 related to the combined cash payout of the fourth quarter 2013 and pro-rata portion of the stub period following the initial public offering, compared to $21.5 million cash distributions paid during the first quarter 2015.
Debt
See Part I, Item 1, "Financial Statements" - Note 4, "Debt", for details of our outstanding debt.

Contractual Obligations
In February 2015, the Partnership entered into a natural gas forward contract with a notional value of approximately $17.6 million and maturity dates ranging from 2015 to 2020, to mitigate volatility in the gas prices. The maturity of the notional value is $0.9 million in 2015, $2.9 million in 2016, $3.2 million in 2017, $3.4 million in 2018, $3.5 million in 2019 and $3.7 million in 2020. During the three months ended March 31, 2015, there were no other material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - "Off-Balance Sheet Arrangements", for additional details.
Critical Accounting Policies
During the three months ended March 31, 2015, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Item 1. "Financial Statements" - Note 1, "Corporate Structure and Summary of Significant Accounting Policies", in the notes to condensed consolidated financial statements.
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States ("GAAP"). We also present the non-GAAP financial measures of:

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
We believe that the presentation of Adjusted EBITDA, distributable cash flow and distribution coverage ratio provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to Adjusted EBITDA and distributable cash flow are net income and net cash provided by operating activities. Our non-GAAP financial measures of Adjusted EBITDA, distributable cash flow and distribution coverage ratio should not be considered as an alternatives to GAAP net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all items that affect net income and net cash provided by operating activities. Investors should not consider Adjusted EBITDA, distributable cash flow and distribution coverage ratio in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA, distributable cash flow and distribution coverage ratio may be defined differently by other companies, including those in our industry, our definition of Adjusted EBITDA, distributable cash flow and distribution coverage ratio may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
	2015	2014
($ in millions, except per unit data)
Reconciliation of Adjusted EBITDA to net income:
Net income	$26.5	$21.6
Add backs:
Depreciation, depletion and amortization expense	5.6	5.4
Interest expense, net	0.9	1.2
Adjusted EBITDA	$33.0	$28.2
Less: Adjusted EBITDA attributable to non-controlling interest	16.7	14.3
Adjusted EBITDA attributable to OCI Resources LP	$16.3	$13.9

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to OCI Resources LP:
Adjusted EBITDA attributable to OCI Resources LP	$16.3	$13.9
Less: Cash interest expense, net attributable to OCIR	0.5	0.5
Maintenance capital expenditures attributable to OCIR(1)	2.2	0.3
Distributable cash flow attributable to OCI Resources LP	$13.6	$13.1
Cash distribution declared per unit	$0.5380	$0.5000
Total units outstanding	19.976	19.950
Total distributions to unitholders and general partner	$10.7	$10.0

Distribution coverage ratio	1.27	1.31

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$34.7	$14.3
Add/(less):
Amortization of long-term loan financing	(0.1)	—
Equity-based compensation expense	(0.1)	—
Net change in working capital	(2.2)	12.7
Interest expense, net	0.9	1.2
Other non-cash items	(0.2)	—
Adjusted EBITDA	$33.0	$28.2
Less: Adjusted EBITDA attributable to non-controlling interest	16.7	14.3
Adjusted EBITDA attributable to OCI Resources LP	$16.3	$13.9
Less: Cash interest expense, net attributable to OCIR	0.5	0.5
Maintenance capital expenditures attributable to OCIR(1)	2.2	0.3
Distributable cash flow attributable to OCI Resources LP	$13.6	$13.1

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, foreign currency rate and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks, foreign exchange rate risks and commodity price risks is discussed in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There has been no material change in that information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2015 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the period ended March 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2015, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchase activity during the three months ended March 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 1 - January 31	803	$25.70	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	—	—	—	—
Total	803	$25.70	—	—
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

10.1++	Form of 2015 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the SEC on April 2, 2015)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

OCI RESOURCES LP

		By:	OCI Resource Partners LLC,
its General Partner

Date:	May 7, 2015	By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Director of OCI Resource Partners LLC, the registrant's General Partner (Principal Executive Officer)

Date:	May 7, 2015	By:	/s/ Kevin L. Kremke
Kevin L. Kremke Chief Financial Officer and Director of OCI Resource Partners LLC, the registrant's General Partner (Principal Financial Officer and Principal Accounting Officer)