Form 10-Q
period 2015-06-30
OCI Resources LP
filed 2015-08-10
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

The registrant had 9,820,438 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at August 3, 2015, the most recent practicable date.

OCI RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q ("Report") to "OCIR," the "Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively, refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Wyoming Holding Co. ("OCI Holdings"). References to "our sponsor" or "OCI Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings. OCI Enterprises is wholly-owned by OCI Company Ltd., a diversified, global company with its common shares listed on the Korean Exchange. References to "OCI Wyoming" refer to OCI Wyoming LLC.
We include cross references to captions elsewhere in this Report, where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
OCI RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$19.2	$31.0
Accounts receivable, net	35.4	35.5
Accounts receivable - ANSAC	63.7	70.4
Due from affiliates, net	20.7	19.6
Inventory	26.3	22.5
Other current assets	1.8	1.8
Total current assets	167.1	180.8
Property, plant and equipment, net	249.2	245.0
Other non-current assets	22.5	21.6
Total assets	$438.8	$447.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13.6	$13.1
Due to affiliates	4.7	7.1
Accrued expenses	30.1	29.5
Total current liabilities	48.4	49.7
Long-term debt	130.0	145.0
Other non-current liabilities	5.2	4.2
Total liabilities	183.6	198.9
Commitments and Contingencies (See Note 9)
Equity:
Common unitholders - Public and OCI Holdings (9.8 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	108.1	106.3
Subordinated unitholders - OCI Holdings (9.8 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	39.5	37.9
General partner unitholders - OCI Resource Partners LLC (0.4 units issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	3.9	3.8
Accumulated other comprehensive loss	(1.2)	(0.4)
Partners' capital attributable to OCI Resources LP	150.3	147.6
Non-controlling interest	104.9	100.9
Total equity	255.2	248.5
Total liabilities and partners' equity	$438.8	$447.4
See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2015	2014	2015	2014

Net sales	$122.2	$113.0	$242.6	$229.2
Operating costs and expenses:
Cost of products sold	85.6	79.9	168.0	163.9
Depreciation, depletion and amortization expense	5.8	5.8	11.4	11.2
Selling, general and administrative expenses	4.7	5.1	9.6	9.3
Total operating costs and expenses	96.1	90.8	189.0	184.4
Operating income	26.1	22.2	53.6	44.8
Other income/(expenses):
Interest expense, net	(1.1)	(1.3)	(2.0)	(2.5)
Other, net	(0.5)	0.2	(0.6)	0.4
Total other income/(expense), net	(1.6)	(1.1)	(2.6)	(2.1)
Net income	$24.5	$21.1	$51.0	$42.7
Net income attributable to non-controlling interest	12.8	10.8	26.5	22.1
Net income attributable to OCI Resources LP	$11.7	$10.3	$24.5	$20.6
Other comprehensive income/(loss):
Income/(loss) on derivative financial instruments	0.4	(0.4)	(1.6)	(0.6)
Comprehensive income	24.9	20.7	49.4	42.1
Comprehensive income attributable to non-controlling interest	13.0	10.6	25.7	21.8
Comprehensive income attributable to OCI Resources LP	$11.9	$10.1	$23.7	$20.3

Net income per limited partner unit:
Common - Public and OCI Holdings (basic and diluted)	$0.59	$0.51	$1.23	$1.03
Subordinated - OCI Holdings (basic and diluted)	$0.59	$0.51	$1.23	$1.03

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8	9.8

  See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2015	2014

Cash flows from operating activities:
Net income	$51.0	$42.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	11.6	11.4
Equity-based compensation expense	0.4	0.1
Other non-cash items	0.7	—
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable, net	0.1	1.8
Accounts receivable - ANSAC	6.7	(3.1)
Due from affiliates, net	(1.1)	(1.0)
Inventory	(4.8)	(2.3)
Other current and other non-current assets	(0.5)	(0.7)
Increase/(decrease) in:
Accounts payable	1.5	(2.8)
Due to affiliates	(2.4)	6.7
Accrued expenses and other liabilities	(1.7)	(3.6)
Net cash provided by operating activities	61.5	49.2
Cash flows from investing activities:
Capital expenditures	(15.1)	(6.4)
Net cash used in investing activities	(15.1)	(6.4)
Cash flows from financing activities:
Repayments of long-term debt	(15.0)	—
Distributions to common unitholders	(10.5)	(10.5)
Distributions to general partner	(0.4)	(0.4)
Distributions to subordinated unitholders	(10.5)	(10.5)
Distributions to non-controlling interest	(21.8)	(21.9)
Net cash used in financing activities	(58.2)	(43.3)
Net increase/(decrease) in cash and cash equivalents	(11.8)	(0.5)
Cash and cash equivalents at beginning of period	31.0	46.9
Cash and cash equivalents at end of period	$19.2	$46.4
 See accompanying notes.

OCI RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to OCIR Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2013	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
Partnership net income	10.1	10.1	0.4	—	20.6	22.1	42.7
Other comprehensive loss	—	—	—	(0.3)	(0.3)	(0.3)	(0.6)
Equity-based compensation plan activity	0.1	—	—	—	0.1	—	0.1
Distributions	(10.5)	(10.5)	(0.4)	—	(21.4)	(21.9)	(43.3)
Balance at June 30, 2014	$104.2	$36.2	$3.8	$(0.6)	$143.6	$96.6	$240.2

Balance at December 31, 2014	$106.3	$37.9	$3.8	$(0.4)	$147.6	$100.9	$248.5
Partnership net income	12.0	12.0	0.5	—	24.5	26.5	51.0
Other comprehensive loss	—	—	—	(0.8)	(0.8)	(0.8)	(1.6)
Equity-based compensation plan activity	0.4	—	—	—	0.4	—	0.4
Distributions	(10.5)	(10.5)	(0.4)	—	(21.4)	(21.8)	(43.2)
Balance at June 30, 2015	$108.1	$39.5	$3.9	$(1.2)	$150.3	$104.9	$255.2

The sums of some of the rows and columns may not sum due to rounding.
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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). There has been no material change in the significant accounting policies followed by us during the six month periods ended June 30, 2015 from those disclosed in the 2014 Annual Report.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In July 2015, FASB decided to delay the effective date of the new revenue recognition standard by one year. As a result, public entities will apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein and will require expanded disclosures. Early adoption of the new revenue standard is allowed, however, entities are not permitted to adopt the standard earlier than the original effective date (annual reporting periods beginning on or after December 15, 2016 and interim periods therein). We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements, as well as the available transition methods.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of associated debt liability, consistent with the presentation of a debt discount, rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires retrospective application for each prior period presented. Early adoption is permitted for financial statements that have not been previously issued. The Partnership is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.
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
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights ("IDRs") as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners were the same as our potentially dilutive units outstanding were immaterial and we had no anti-dilutive units for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, we did not have any potentially dilutive units outstanding.
The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2015	2014	2015	2014
Net income attributable to OCI Resources LP	$11.7	$10.3	$24.5	$20.6
Less: General partner's interest in net income	0.3	0.2	0.5	0.4
Total limited partners' interest in net income	$11.4	$10.1	$24.0	$20.2

Weighted average limited partner units outstanding:
Common - Public and OCI Holdings (basic and diluted)	9.8	9.8	9.8	9.8
Subordinated - OCI Holdings (basic and diluted)	9.8	9.8	9.8	9.8
Total weighted average limited partner units outstanding	19.6	19.6	19.6	19.6

Net income per limited partner units:
Common - Public and OCI Holdings (basic and diluted)	$0.59	$0.51	$1.23	$1.03
Subordinated - OCI Holdings (basic and diluted)	$0.59	$0.51	$1.23	$1.03

The calculation of limited partners' interest in net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2015	2014	2015	2014
Net income attributable to common unitholders:
Distributions (a)	$5.3	$5.0	$10.6	$9.8
Undistributed earnings	0.4	0.1	1.4	0.3
Common unitholders' interest in net income	$5.7	$5.1	$12.0	$10.1

Net income attributable to subordinated unitholders:
Distributions (a)	$5.3	$4.9	$10.6	$9.8
Undistributed earnings	0.4	0.1	1.4	0.3
Subordinated unitholders' interest in net income	$5.7	$5.0	$12.0	$10.1

(a) Distributions declared per unit for the period	$0.5445	$0.5000	$1.083	$1.000
Quarterly Distribution
On July 17, 2015, the Partnership declared its second quarter 2015 quarterly cash distribution of $0.5445 per unit. The quarterly cash distribution is payable on August 14, 2015 to unitholders of record on July 31, 2015.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Raw materials	$9.2	$6.4
Finished goods	10.9	10.4
Stores inventory	28.0	26.4
Total	$48.1	$43.2
Less: Stores inventory reclassed to other non-current assets	(21.8)	(20.7)
Inventory - current	$26.3	$22.5

Subsequent to the issuance of the Partnership’s consolidated financial statements for the year ended December 31, 2014, the Partnership identified a balance sheet misclassification relating to the portion of stores inventory that is not reasonably expected to be used during the year. That amount was presented as a component of inventory (a current asset) rather than as a non-current asset in the December 31, 2014 balance sheet. The correction of this error resulted in a decrease of current assets and inventory and a corresponding increase in other non-current assets of $20.7 million. The result of this correction did not impact the Partnership’s consolidated statements of income, comprehensive income, equity, and cash flows for any period presented. Management does not believe this misstatement is individually or collectively material to the consolidated financial statements.

4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing average monthly interest rate of 0.18% at June 30, 2015 and 0.14% December 31, 2014	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing average monthly interest rate of 0.18% at June 30, 2015 and 0.14% December 31, 2014	8.6	8.6
OCI Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, variable interest rate was a weighted average of 2.00% at June 30, 2015 and 1.98% at December 31, 2014	110.0	125.0
Total debt	$130.0	$145.0
Current portion of long-term debt	—	—
Total long-term debt	$130.0	$145.0

Aggregate maturities required on long-term debt at June 30, 2015 are due in future years as follows:

(In millions)	Amount
2017	$8.6
2018	121.4
Total	$130.0
Demand Revenue Bonds
The above revenue bonds require OCI Wyoming to maintain standby letters of credit totaling $20.3 million at June 30, 2015 and December 31, 2014, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of June 30, 2015 and December 31, 2014, OCI Wyoming was in compliance with these debt covenants.
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
OCI Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of June 30, 2015.
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
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the "Revolving Credit Facility"), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on OCIR's units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At June 30, 2015, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than OCI Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of June 30, 2015, our only subsidiary was OCI Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the partnership interests held in OCI Wyoming by us.

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of June 30, 2015.

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
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	June 30, 2015	December 31, 2014
Reclamation reserve	$4.3	$4.2
Derivative instruments and hedges, fair value liabilities, non-current	0.9	—
Total	$5.2	$4.2
A reconciliation of the Partnership's reclamation reserve liability is as follows:

	As of
(In millions)	June 30, 2015	December 31, 2014
Beginning reclamation reserve balance	$4.2	$3.8
Accretion expense	0.1	0.4
Ending reclamation reserve balance	$4.3	$4.2
6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by OCI Enterprises and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the OCI Enterprises' Pension Plan for Salaried Employees and OCI Enterprises' Pension Plan for Hourly Employees are based upon years of service and average compensation for the highest 60 consecutive months of the employee's last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. OCI Enterprises’ funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership's allocated portion of OCI Enterprises’ net periodic pension costs were expense of $2.2 million and income of $0.1 million for the three months ended June 30, 2015 and 2014, respectively and expense of $4.4 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in pension costs during 2015 of $2.3 million and $2.8 million for three and six months ended June 30, 2015, respectively, was driven by unfavorable effects of lower actuarial discount rates and market return assumptions in 2015 versus 2014.
Savings Plan - The OCI Enterprises' 401(k) Retirement Plan covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made by OCI Enterprises for the three months ended June 30, 2015 and 2014, were $0.4 million and $0.5 million, respectively and $0.8 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
OCI Enterprises accounts for postretirement benefits on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and OCI Enterprises has the right to modify or terminate the plan. OCI Enterprises' post-retirement benefits had a benefits obligation of $22.2 million and $22.8 million at June 30, 2015 and December 31, 2014, respectively. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million, which is being recognized as a reduction of net periodic postretirement benefit costs in future years. The Partnership’s allocated portion of postretirement benefit costs were expense of $0.1 million and $0.0 million for the three months ended June 30, 2015 and 2014, respectively and expense of $0.3 million and income of $0.1 million for the six months ended June 30, 2015 and 2014, respectively.
7. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards ("TR Performance Unit Awards"). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the OCI Resource Partners LLC 2013 Long-Term Incentive Plan (the "Plan" or "LTIP"). As of June 30, 2015, subject to further adjustment as provided in the Plan, a total of 908,688 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards
During the six months ended June 30, 2015, a total of 11,064 common units were granted and fully vested to non-employee directors, and 6,450 during the six months ended June 30, 2014. The grant date average fair value per unit of these awards was $22.54 and $21.69 for six months ended June 30, 2015 and 2014, respectively. The total fair value of these awards were approximately $0.2 million and $0.1 million during the six months ended June 30, 2015 and 2014, respectively.

Time Restricted Unit Awards
We grant restricted unit awards in the form of common units to certain of our executive officers which vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards, and are accounted for at fair value at grant date. During the six months ended June 30, 2014, we had no time restricted unit awards granted.
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Six Months Ended June 30, 2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	15,859	$25.23
Granted	8,347	22.51
Vested	(2,552)	25.70
Unvested at the end of the period	21,654	$24.12

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of June 30, 2015, as all awards granted are expected to vest.
Total Return Performance Unit Awards
We grant TR Performance Unit Awards to certain of our executive officers. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group. During the six months ended June 30, 2014, we had no TR Performance Unit Awards granted.
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards, with market conditions, granted to employees, which requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards:

	Six Months Ended June 30, 2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	7,658	$35.72
Granted	7,235	24.64
Unvested at the end of the period	14,893	$30.34

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued.
Unrecognized Compensation Expense
A summary of the Partnership's unrecognized compensation expense for its un-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Six Months Ended June 30, 2015
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.4	1.99
Performance-based units	0.3	2.01
Total	$0.7

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to OCI Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of June 30, 2015 and December 31, 2014, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)

Balance at December 31, 2014	$(0.4)
Other comprehensive loss before reclassification	(1.1)
Amounts reclassified from accumulated other comprehensive loss	0.3
Net current period other comprehensive loss	(0.8)
Balance at June 30, 2015	$(1.2)
Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions)

Unrealized loss on derivatives:
Mark to market adjustment on interest rate swaps	$0.2	$(0.4)	$(0.3)	$(0.6)
Mark to market adjustment on natural gas forward contracts	0.2	—	(1.3)	—
Income/(loss) on derivative financial instruments	$0.4	$(0.4)	$(1.6)	$(0.6)
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to OCI Resources LP, that have been reclassified consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In millions)
	2015	2014	2015	2014
Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.2	$0.3	$0.2	Interest expense
Total reclassifications for the period	$0.1	$0.2	$0.3	$0.2
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of June 30, 2015 and December 31, 2014, the amount of the bond was $33.9 million, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

OCI Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of June 30, 2015.

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
The total costs charged to the Partnership by OCI Enterprises and OCI Chemical, including ANSAC related charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
OCI Enterprises	$1.8	$2.1	$4.0	$4.1
OCI Chemical	1.1	1.0	2.1	2.0
ANSAC (1)	1.0	0.7	1.8	1.0
Total selling, general and administrative expenses - Affiliates	$3.9	$3.8	$7.9	$7.1

(1) ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended June 30, 2015 and 2014 these costs were $1.6 million and $3.2 million, respectively and $4.3 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively.
Net sales to affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
ANSAC	$62.4	$52.9	$126.5	$109.6
OCI Alabama LLC	1.2	1.2	2.6	2.7
Total	$63.6	$54.1	$129.1	$112.3
The Partnership had due from/to with OCI affiliates as follows:

	As of
(In millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	Due from affiliates		Due to affiliates
OCI Enterprises	$0.1	$1.7	$3.1	$4.5
OCI Chemical	14.6	8.7	0.5	1.4
OCI Chemical Europe NV	6.0	9.2	—	—
Other	—	—	1.1	1.2
Total	$20.7	$19.6	$4.7	$7.1

11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Domestic	$49.8	$51.7	$98.4	$100.3
International
ANSAC	62.4	52.9	126.4	109.6
Other	10.0	8.4	17.8	19.3
Total international	72.4	61.3	144.2	128.9
Total net sales	$122.2	$113.0	$242.6	$229.2
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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. Our derivative financial instruments are measured at their fair value with Level 2 inputs based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have entered into interest rate swap contracts, designed as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and generally will mature on July 18, 2018, the maturity date of the long-term debt under the OCI Wyoming Credit Facility. These contracts had an aggregate notional value of $75.0 million and a fair value liability of $1.1 million as of June 30, 2015 (December 31, 2014: notional value of $76.0 million; fair value liability of $0.7 million).
We enter into foreign exchange forward contracts to reduce certain firm commitments denominated in currencies other than the U.S. dollar. However, the Partnership does not apply hedge accounting for these contracts. These contracts are for periods consistent with the exposure being hedged and generally have maturities of one year or less. The forward contracts, which are predominantly used to purchase U.S. dollars and sell Euros, had a fair value asset of $0.1 million and $0.6 million at June 30, 2015 and December 31, 2014, respectively. These currency hedges had an aggregate notional value of $13.8 million and $6.9 million at June 30, 2015 and December 31, 2014, respectively.
We enter into natural gas forward contracts, designed as cash flow hedges, to mitigate volatility in the price of certain of the natural gas we consume. These contracts have maturities ranging from 2015 to 2020. The fair value of these contracts as of June 30,

2015, had an aggregate notional value of $16.8 million and a fair value liability of $1.3 million, of which $0.9 million represents the non-current fair value liability portion. We had no similar contracts outstanding as of December 31, 2014.

Financial Assets and Liabilities not Measured at Fair Value
The fair value of our long-term debt is based on present rates for indebtedness with similar amounts, durations and credit risks. See Note 4 "Debt" for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Distribution Declaration

On July 15, 2015, the members of the Board of Managers of OCI Wyoming LLC, approved a cash distribution to the members of OCI Wyoming in the aggregate amount of $26.0 million. This distribution is payable on August 7, 2015.

On July 17, 2015, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter of 2015 of $0.5445 per unit will be paid on August 14, 2015 to unitholders of record on July 31, 2015.

Definitive Agreement for the Sale of OCI Chemical Corporation

On July 19, 2015, OCI Enterprises entered into a Share and Asset Purchase Agreement with Ciner Enterprises Inc. and Park Holding A.S. for the sale of 100% of the shares of OCI Chemical, a wholly-owned subsidiary of OCI Enterprises, for a total purchase price of $429 million, subject to adjustment.  OCI Chemical owns an approximately 73% limited partner interest (14.55 million limited partner units) in OCIR, as well as an approximately 2.0% general partner interest in OCIR and 100% of OCIR’s incentive distribution rights. The transaction is subject to customary closing conditions and regulatory approvals and is expected to close by the end of the third quarter 2015.

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

•
control of our general partner by Ciner Enterprises Inc. and, indirectly, by Park Holdings A.S., upon consummation of the sale of OCI Chemical Corporation to Ciner Enterprises Inc. and Park Holdings A.S.;

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
References
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q ("Report") to "OCIR," the "Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively, refer to OCI Resources LP and its subsidiary. References to “our general partner” or “OCI GP” refer to OCI Resource Partners LLC, the general partner of OCI Resources LP and a wholly-owned subsidiary of OCI Wyoming Holding Co. ("OCI Holdings"). References to "our sponsor" or "OCI Enterprises" refer to OCI Enterprises Inc., which owns 100% of the capital stock of OCI Chemical Corporation ("OCI Chemical"), which in turn owns 100% of the capital stock of OCI Holdings. OCI Enterprises is wholly-owned by OCI Company Ltd., a diversified, global company with its common shares listed on the Korean Exchange. References to "OCI Wyoming" refer to OCI Wyoming LLC.
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
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our "ore to ash ratio." Our ore to ash ratio was 1.50: 1.0 for both the three and six months ended June 30, 2015, and 1.52: 1.0 and 1.53: 1.0 for the three and six months ended June 30, 2014, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 73.9% and 78.0% of our total freight costs during the three months ended June 30, 2015 and 2014, respectively, and 77.2% and 79.9% for the six months ended June 30, 2015 and 2014, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices, over the past five years, have ranged between $1.95 and $6.00 per MMBtu per Henry Hub Natural Gas Spot Price. As of June 30, 2015, the Henry Hub Natural Gas Spot Price was $2.78.
Employee Compensation.    Our employee compensation expenses are affected by headcount and salary levels, as well as incentive compensation paid. Retirement benefits for certain individuals that provide services to us are provided by OCI Enterprises under the OCI Pension Plan for Salaried Employees and OCI Pension Plan for Hourly Employees. OCI Enterprises accounts for post-retirement benefits provided to employees on an accrual basis over an employee's period of service. OCI Enterprises has the right to modify or terminate the benefits at will. We also reimburse OCI Enterprises for contributions it makes on our behalf to the OCI 401(k) Retirement Plan based upon specified percentages of employee contributions. See Part I, Item 1. Financial Statements - Note 6, "Employee Compensation" for more information on the various plans.
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
The following table sets forth our results of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

(In millions; except for operating and other data section)
Net sales	$122.2	$113.0	$242.6	$229.2
Operating costs and expenses:
Cost of products sold	85.6	79.9	168.0	163.9
Depreciation, depletion and amortization expense	5.8	5.8	11.4	11.2
Selling, general and administrative expenses	4.7	5.1	9.6	9.3
Total operating costs and expenses	96.1	90.8	189.0	184.4
Operating income	26.1	22.2	53.6	44.8
Total other income/(expense), net	(1.6)	(1.1)	(2.6)	(2.1)
Net income	$24.5	$21.1	$51.0	$42.7
Net income attributable to non-controlling interest	12.8	10.8	26.5	22.1
Net income attributable to OCI Resources LP	$11.7	$10.3	$24.5	$20.6

Operating and Other Data:
Trona ore mined (thousands of short tons)	980.0	916.4	1,997.2	1,912.1
Ore to ash ratio(1)	1.50: 1.0	1.52: 1.0	1.50: 1.0	1.53: 1.0
Soda ash volume produced (thousands of short tons)	654.8	600.9	1,328.2	1,249.5
Soda ash volume sold (thousands of short tons)	660.4	609.5	1,313.5	1,264.7
Adjusted EBITDA(2)	$31.4	$28.2	$64.4	$56.4
Adjusted EBITDA per short ton(3)	$47.55	$46.27	$49.03	$44.60

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects Adjusted EBITDA divided by sales volumes.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Percent Increase/(Decrease)
	2015	2014	2015	2014	QTD	YTD

Net sales ($ in millions):
Domestic	$49.8	$51.7	$98.4	$100.3	(3.7)%	(1.9)%
International	72.4	61.3	144.2	128.9	18.1%	11.9%
Total net sales	$122.2	$113.0	$242.6	$229.2	8.1%	5.8%
Sales volumes (thousands of short tons):
Domestic	219.5	210.3	429.1	414.7	4.4%	3.5%
International	440.9	399.2	884.4	850.0	10.4%	4.0%
Total soda ash volume sold	660.4	609.5	1,313.5	1,264.7	8.4%	3.9%
Average sales price (per short ton):
Domestic	$226.77	$245.83	$229.26	$241.91	(7.8)%	(5.2)%
International	$164.25	$153.49	$163.11	$151.64	7.0%	7.6%
Average	$185.03	$185.35	$184.72	$181.24	(0.2)%	1.9%
Percent of net sales:
Domestic sales	40.8%	45.8%	40.6%	43.8%	(10.9)%	(7.3)%
International sales	59.2%	54.2%	59.4%	56.2%	9.2%	5.7%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014
Consolidated Results
Net sales. Net sales increased by 8.1% to $122.2 million for the three months ended June 30, 2015 from $113.0 million for the three months ended June 30, 2014, driven by increases in both soda ash volumes sold of 8.4% and international average sales price of 7.0%. These positive results were partially offset by a decrease in domestic average sales price of 7.8% during the second quarter of 2015 over the second quarter of 2014, partially driven by a change in one of our large customer contracts to take delivery of product at our plant. Generally, we sell soda ash on a delivered basis, inclusive of freight, which is included both in net sales and cost of products sold.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 6.7% to $91.4 million for the three months ended June 30, 2015 from $85.7 million for the three months ended June 30, 2014, primarily as a result of the following:

•
an increase in compensation and benefits of 22.5% to $16.9 million for the three months ended June 30, 2015, compared to $13.8 million for the three months ended June 30, 2014, due to higher pension costs;

•
an increase in operating and maintenance costs of 16.9% to $8.3 million for the three months ended June 30, 2015, compared to $7.1 million for the three months ended June 30, 2014, partly due to timing of maintenance projects and unplanned equipment repairs;

•
an increase in freight costs of 4.0% to $31.0 million from the three months ended June 30, 2015, compared to $29.8 million for the three months ended June 30, 2014, partly due to the 10.4% increase in international sales volume; and

•
an increase in royalties paid of 18.2% to $5.2 million from the three months ended June 30, 2015, compared to $4.4 million for the three months ended June 30, 2014, due to increased production volumes; partially offset by

•
a decrease in energy costs of 3.2% to $15.0 million for the three months ended June 30, 2015, compared to $15.5 million for the three months ended June 30, 2014, in part due to lower natural gas prices.

Operating income.   As a result of the foregoing, operating income increased by 17.6% to $26.1 million for the three months ended June 30, 2015 compared to $22.2 million for the three months ended June 30, 2014.
Net income.    As a result of the foregoing, net income increased by 16.1% to $24.5 million for the three months ended June 30, 2015, compared to $21.1 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
Consolidated Results
Net sales. Net sales increased by 5.8% to $242.6 million for the six months ended June 30, 2015 from $229.2 million for the six months ended June 30, 2014, driven by increases in both international average sales price of 7.6% and soda volumes sold of 3.9%. These positive results were partially offset by a decrease in domestic average sales price of 5.2% during the six months ended June 30, 2015 over the six months ended June 30, 2014, partially driven by a change in one of our large customer contracts to take delivery of product at our plant. Generally, we sell soda ash on a delivered basis, inclusive of freight, which is included both in net sales and cost of products sold.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 2.5% to $179.4 million for the six months ended June 30, 2015 from $175.1 million for the six months ended June 30, 2014, primarily as a result of the following:

•
an increase in compensation and benefits of 15.6% to $32.6 million for the six months ended June 30, 2015, compared to $28.2 million for the six months ended June 30, 2014, due to higher pension costs;

•
an increase in operating and maintenance costs of 10.6% to $13.6 million for the six months ended June 30, 2015, compared to $12.3 million for the six months ended June 30, 2014, partly due to timing of maintenance projects and unplanned equipment repairs;

•
an increase in royalties paid of 12.9% to $10.5 million for the six months ended June 30, 2015, compared to $9.3 million for the six months ended June 30, 2014, due to increased production volumes; partially offset by

•	a decrease in energy costs of 8.0% to $31.2 million for the six months ended June 30, 2015, compared to $33.9 million for the six months ended June 30, 2014, due to lower natural gas prices.
Operating income.   As a result of the foregoing, operating income increased by 19.6% to $53.6 million for the six months ended June 30, 2015 compared to $44.8 million for the six months ended June 30, 2014.
Net income.    As a result of the foregoing, net income increased by 19.4% to $51.0 million for the six months ended June 30, 2015, compared to $42.7 million for the six months ended June 30, 2014.
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
Our sources of liquidity include:

•	cash generated from our operations;

•	$10 million available for borrowing under the Revolving Credit Facility (as defined in Part I, Item 1, Financial Statements - Note 4, "Debt"), subject to borrowing base availability;

•
$60 million ($190 million, less $110 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the OCI Wyoming Credit Facility (as defined in Part I, Item 1, Financial Statements - Note 4, "Debt"), subject to borrowing base availability;

•	issuances of additional partnership units, subject to the Share and Asset Purchase Agreement entered into by OCI Enterprises, Ciner Enterprises Inc. and Park Holdings A.S.; and

•	the incurrence of additional debt, subject to the Share and Asset Purchase Agreement entered into by OCI Enterprises, Ciner Enterprises Inc. and Park Holdings A.S.
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

On July 17, 2015, the Partnership declared and the board of directors of its general partner approved, a 1.2% increase over the first quarter 2015 declared quarterly distribution. The cash distribution for the second quarter 2015 of $0.5445 per unit will be paid on August 14, 2015 to unitholders of record on July 31, 2015. See Part I, Item 1, Financial Statements - Note 2, "Net income per unit and cash distribution", for more information.
We intend to continue to pay a quarterly distribution, to unitholders of record, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay a quarterly distribution subject to the requirement in our partnership agreement to distribute all of our available cash.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of June 30, 2015, we had a working capital surplus of $118.7 million as compared to a working capital surplus of $131.1 million as of December 31, 2014. The decrease in working capital surplus as of June 30, 2015 compared to December 31, 2014 was due to less cash and cash equivalents at the end of the current period partly related to repayment of long-term debt during the six months ended June 30, 2015.
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
The table below summarizes our capital expenditures, on an accrual basis:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures	2015	2014	2015	2014
Maintenance	$5.8	$1.9	$9.4	$2.5
Expansion	4.9	3.6	6.3	4.4
Total	$10.7	$5.5	$15.7	$6.9
The increase in capital expenditures during three and six months ended June 30, 2015 compared the three and six months ended June 30, 2014 is due to project timing.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,		Percent Increase/(Decrease)
(In millions)	2015	2014
Cash provided by (used in):
Operating activities	$61.5	$49.2	25.0%
Investing activities	(15.1)	(6.4)	135.9%
Financing activities	(58.2)	(43.3)	34.4%
Operating Activities
Our operating activities during the six months ended June 30, 2015 provided cash of $61.5 million, an increase of 25.0% from the $49.2 million cash generated during the six months ended June 30, 2014, primarily as a result of the following:

•
an increase of 55.6% in cash flows used in working capital of $2.2 million during the six months ended June 30, 2015 compared to $5.0 million of cash flows used in working capital during the six months ended June 30, 2014; and

•	an increase of 19.4% in net income of $51.0 million during the six months ended June 30, 2015, compared to $42.7 million for the prior-year second quarter.
Investing Activities
We used cash flows of $15.1 million in investing activities during the six months ended June 30, 2015, compared to $6.4 million during the six months ended June 30, 2014, related to the timing of capital expenditures funding as described in "Capital Expenditures" above.
Financing Activities
Cash used in financing activities of $58.2 million during the six months ended June 30, 2015 increased by 34.4% over the prior-year second quarter, largely due to repayments of long-term debt of $15.0 million. Distributions during the six months ended June 30, 2015 of $43.2 million were slightly lower compared the six months ended June 30, 2014 of $43.3 million due to the combined cash payout of the fourth quarter 2013 and pro-rata portion of the stub period following the initial public offering being paid during the six months ended June 30, 2014.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt", for details of our outstanding debt.
Contractual Obligations
In February 2015, the Partnership entered into a natural gas forward contract with a notional value of approximately $17.6 million and maturity dates ranging from 2015 to 2020, to mitigate volatility in the gas prices. The maturity of the notional value is $0.9 million in 2015, $2.9 million in 2016, $3.2 million in 2017, $3.4 million in 2018, $3.5 million in 2019 and $3.7 million in 2020. During the six months ended June 30, 2015, there were no other material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - "Off-Balance Sheet Arrangements", for additional details.

Critical Accounting Policies
During the six months ended June 30, 2015, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Item 1. Financial Statements - Note 1, "Corporate Structure and Summary of Significant Accounting Policies", in the notes to condensed consolidated financial statements.
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

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(In millions, except per unit data)
Reconciliation of Adjusted EBITDA to net income:
Net income	$24.5	$21.1	$51.0	$42.7
Add backs:
Depreciation, depletion and amortization expense	5.8	5.8	11.4	11.2
Interest expense, net	1.1	1.3	2.0	2.5
Adjusted EBITDA	$31.4	$28.2	$64.4	$56.4
Less: Adjusted EBITDA attributable to non-controlling interest	16.0	14.2	32.8	28.5
Adjusted EBITDA attributable to OCI Resources LP	$15.4	$14.0	$31.6	$27.9

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to OCI Resources LP:
Adjusted EBITDA attributable to OCI Resources LP	$15.4	$14.0	$31.6	$27.9
Less: Cash interest expense, net attributable to OCIR	0.6	0.8	1.1	1.3
Maintenance capital expenditures attributable to OCIR(1)	2.7	0.8	4.9	1.1
Distributable cash flow attributable to OCI Resources LP	$12.1	$12.4	$25.6	$25.5

Cash distribution declared per unit	$0.5445	$0.5000	$1.0825	$1.0000

Total distributions to unitholders and general partner	$10.9	$10.0	$21.6	$20.0

Distribution coverage ratio	1.11	1.24	1.19	1.28

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$26.8	$34.9	$61.5	$49.2
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.2)	(0.2)	(0.2)
Equity-based compensation expense	(0.3)	(0.1)	(0.4)	(0.1)
Net change in working capital	4.4	(7.7)	2.2	5.0
Interest expense, net	1.1	1.3	2.0	2.5
Other non-cash items	(0.5)	—	(0.7)	—
Adjusted EBITDA	$31.4	$28.2	$64.4	$56.4
Less: Adjusted EBITDA attributable to non-controlling interest	16.0	14.2	32.8	28.5
EBITDA attributable to OCI Resources LP	$15.4	$14.0	$31.6	$27.9
Less: Cash interest expense, net attributable to OCIR	0.6	0.8	1.1	1.3
Maintenance capital expenditures attributable to OCIR(1)	2.7	0.8	4.9	1.1
Distributable cash flow attributable to OCI Resources LP	$12.1	$12.4	$25.6	$25.5

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2015 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the period ended June 30, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, which could materially affect our business, financial condition or future results. During the six months ended June 30, 2015, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

10.1++	Form of 2015 Performance Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on April 2, 2015)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

OCI RESOURCES LP

		By:	OCI Resource Partners LLC,
its General Partner

Date:	August 10, 2015	By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Director of OCI Resource Partners LLC, the registrant's General Partner (Principal Executive Officer)

Date:	August 10, 2015	By:	/s/ Kevin L. Kremke
Kevin L. Kremke Chief Financial Officer and Director of OCI Resource Partners LLC, the registrant's General Partner (Principal Financial Officer and Principal Accounting Officer)