Form 10-Q
period 2015-09-30
OCI Resources LP
filed 2015-11-05
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 001-36062
CINER RESOURCES LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	46-2613366 (I.R.S. Employer Identification No.)
Five Concourse Parkway
Suite 2500
Atlanta, Georgia 30328
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (770) 375-2300
OCI Resources LP
(Former Name or Former Address, if Changed Since Last Report)

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

The registrant had 9,801,666 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at November 4, 2015, the most recent practicable date.

CINER RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q ("Report") to the "Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively, refer to Ciner Resources LP and its subsidiary. References to "Ciner Wyoming" refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. ("Ciner Holdings"), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Resources”). Ciner Resources is a direct wholly-owned subsidiary of Ciner Enterprises Inc. ("Ciner Enterprises"), which in turn is indirectly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
We include cross references to captions elsewhere in this Report, where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$13.7	$31.0
Accounts receivable, net	30.8	35.5
Accounts receivable - ANSAC	67.4	70.4
Due from affiliates, net	10.1	19.6
Inventory	29.7	22.5
Other current assets	1.5	1.8
Total current assets	153.2	180.8
Property, plant and equipment, net	254.0	245.0
Other non-current assets	21.8	21.6
Total assets	$429.0	$447.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12.3	$13.1
Due to affiliates	4.2	7.1
Accrued expenses	28.7	29.5
Total current liabilities	45.2	49.7
Long-term debt	121.0	145.0
Other non-current liabilities	6.7	4.2
Total liabilities	172.9	198.9
Commitments and Contingencies (See Note 9)
Equity:
Common unitholders - Public and Ciner Holdings (9.8 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	109.2	106.3
Subordinated unitholders - Ciner Holdings (9.8 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	40.6	37.9
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	3.9	3.8
Accumulated other comprehensive loss	(2.4)	(0.4)
Partners' capital attributable to Ciner Resources LP	151.3	147.6
Non-controlling interest	104.8	100.9
Total equity	256.1	248.5
Total liabilities and partners' equity	$429.0	$447.4
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2015	2014	2015	2014

Net sales	$117.3	$109.8	$360.0	$339.0
Operating costs and expenses:
Cost of products sold	79.2	76.3	247.2	240.2
Depreciation, depletion and amortization expense	5.7	5.3	17.1	16.5
Selling, general and administrative expenses	4.5	5.0	14.1	14.3
Loss on disposal of assets, net	—	1.0	—	1.0
Total operating costs and expenses	89.4	87.6	278.4	272.0
Operating income	27.9	22.2	81.6	67.0
Other income/(expenses):
Interest expense, net	(1.0)	(1.4)	(3.1)	(3.9)
Other, net	—	0.8	(0.6)	1.2
Total other income/(expense), net	(1.0)	(0.6)	(3.7)	(2.7)
Net income	$26.9	$21.6	$77.9	$64.3
Net income attributable to non-controlling interest	13.8	11.2	40.3	33.3
Net income attributable to Ciner Resources LP	$13.1	$10.4	$37.6	$31.0
Other comprehensive income/(loss):
Income/(loss) on derivative financial instruments	(2.3)	0.7	(3.9)	0.1
Comprehensive income	24.6	22.3	74.0	64.4
Comprehensive income attributable to non-controlling interest	12.7	11.5	38.4	33.3
Comprehensive income attributable to Ciner Resources LP	$11.9	$10.8	$35.6	$31.1

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.65	$0.52	$1.88	$1.55
Subordinated - Ciner Holdings (basic and diluted)	$0.65	$0.52	$1.88	$1.55

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8	9.8

  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2015	2014

Cash flows from operating activities:
Net income	$77.9	$64.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	17.4	16.8
Loss on disposal of assets, net	—	1.0
Equity-based compensation expense	0.5	0.3
Other non-cash items	0.8	—
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable, net	4.7	1.4
Accounts receivable - ANSAC	3.0	7.2
Due from affiliates, net	9.5	2.3
Inventory	(7.4)	(4.8)
Other current and other non-current assets	(0.3)	(0.6)
Increase/(decrease) in:
Accounts payable	1.6	(3.6)
Due to affiliates	(1.6)	2.8
Accrued expenses and other liabilities	(3.2)	(0.4)
Net cash provided by operating activities	102.9	86.7
Cash flows from investing activities:
Capital expenditures	(28.1)	(13.9)
Net cash used in investing activities	(28.1)	(13.9)
Cash flows from financing activities:
Due to affiliates	(1.3)	—
Borrowings on revolving credit facility	4.0	—
Repayments on revolving credit facility	(28.0)	—
Distributions to common unitholders	(15.8)	(15.4)
Distributions to general partner	(0.7)	(0.6)
Distributions to subordinated unitholders	(15.7)	(15.3)
Distributions to non-controlling interest	(34.6)	(32.2)
Net cash used in financing activities	(92.1)	(63.5)
Net increase/(decrease) in cash and cash equivalents	(17.3)	9.3
Cash and cash equivalents at beginning of period	31.0	46.9
Cash and cash equivalents at end of period	$13.7	$56.2
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to Ciner Resources LP Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2013	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
Partnership net income	15.2	15.2	0.6	—	31.0	33.3	64.3
Other comprehensive income/(loss)	—	—	—	0.1	0.1	—	0.1
Equity-based compensation plan activity	0.3	—	—	—	0.3	—	0.3
Distributions	(15.4)	(15.3)	(0.6)	—	(31.3)	(32.2)	(63.5)
Balance at September 30, 2014	$104.6	$36.5	$3.8	$(0.2)	$144.7	$97.8	$242.5

Balance at December 31, 2014	$106.3	$37.9	$3.8	$(0.4)	$147.6	$100.9	$248.5
Partnership net income	18.4	18.4	0.8	—	37.6	40.3	77.9
Other comprehensive income/(loss)	—	—	—	(2.0)	(2.0)	(1.9)	(3.9)
Equity-based compensation plan activity	0.3	—	—	—	0.3	—	0.3
Distributions	(15.8)	(15.7)	(0.7)	—	(32.2)	(34.6)	(66.8)
Balance at September 30, 2015	$109.2	$40.6	$3.9	$(2.4)	$151.3	$104.8	$256.1

The sums of some of the rows and columns may not sum due to rounding.
 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of Ciner Resources LP, formerly OCI Resources LP (the "Partnership," "Ciner Resources," "we," "us," or "our"), a publicly traded Delaware limited partnership, and its consolidated subsidiary, Ciner Wyoming LLC, formerly OCI Wyoming LLC ("Ciner Wyoming"), which is in the business of mining trona ore to produce soda ash. The Partnership's operations consist solely of its investment in Ciner Wyoming. The Partnership was formed in April 2013 by Ciner Wyoming Holding Co., formerly OCI Wyoming Holding Co. ("Ciner Holdings"), a wholly-owned subsidiary of Ciner Resources Corporation, formerly OCI Chemical Corporation ("Ciner Resources"). The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All soda ash processed is sold to various domestic, Korean and European customers and to American Natural Soda Ash Corporation ("ANSAC") which is an affiliate for export sales. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report"). There has been no material change in the significant accounting policies followed by us during the nine month periods ended September 30, 2015 from those disclosed in the 2014 Annual Report.
Non-controlling interests

NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. ("NRP"), currently owns a 49.0% membership interest in Ciner Wyoming.

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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In August 2015, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application permitted only as of annual reporting period beginning after December 15, 2016, including interim reporting periods therein.We are currently assessing the impact the adoption of ASU 2014-09 will have on our condensed consolidated financial statements, as well as the available transition methods.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of associated debt liability, consistent with the presentation of a debt discount, rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. ASU 2015-03 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires retrospective application for each prior period presented. Early adoption is permitted for financial statements that have not been previously issued. The Partnership is currently evaluating the potential impact of this standard on its condensed consolidated financial statements.
In May 2015, the FASB issued ASU No. 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendment to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115. This ASU was issued to amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115 which deleted certain topics related to push down accounting in order to make the SEC’s interpretive guidance consistent with current accounting and audit guidance. We are currently assessing the impact the adoption of ASU 2015-08 will have on our condensed consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The amendments should be applied prospectively. The adoption of this guidance is not expected to have a material impact upon our financial condition or results of operations.
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Topic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU further clarifies the paragraphs within ASU 2015-03 (as discussed above) which does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU (2015-03) for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangements, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 is not expected to have a material impact on our financial position or results of operations, as we currently defer debt issuance costs associated with a line-of-credit arrangement as an asset and subsequently amortize ratably over the term of the arrangement.
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income attributable to Ciner Resources, after deducting the general partner's interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights ("IDRs") as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners were the same as our potentially dilutive and anti-dilutive units outstanding were immaterial for the three and nine months ended September 30, 2015 and September 30, 2014, respectively.
The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2015	2014	2015	2014
Net income attributable to Ciner Resources LP	$13.1	$10.4	$37.6	$31.0
Less: General partner's interest in net income	0.3	0.2	0.8	0.6
Total limited partners' interest in net income	$12.8	$10.2	$36.8	$30.4

Weighted average limited partner units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	9.8	9.8	9.8	9.8
Subordinated - Ciner Holdings (basic and diluted)	9.8	9.8	9.8	9.8
Total weighted average limited partner units outstanding	19.6	19.6	19.6	19.6

Net income per limited partner units:
Common - Public and Ciner Holdings (basic and diluted)	$0.65	$0.52	$1.88	$1.55
Subordinated - Ciner Holdings (basic and diluted)	$0.65	$0.52	$1.88	$1.55
The calculation of limited partners' interest in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2015	2014	2015	2014
Net income attributable to common unitholders:
Distributions (a)	$5.4	$5.1	$16.0	$14.9
Undistributed earnings	1.0	—	2.4	0.3
Common unitholders' interest in net income	$6.4	$5.1	$18.4	$15.2

Net income attributable to subordinated unitholders:
Distributions (a)	$5.4	$5.1	$16.0	$14.9
Undistributed earnings	1.0	—	2.4	0.3
Subordinated unitholders' interest in net income	$6.4	$5.1	$18.4	$15.2

(a) Distributions declared per unit for the period	$0.551	$0.525	$1.634	$1.525
Quarterly Distribution
On October 16, 2015, the Partnership declared its third quarter 2015 quarterly cash distribution of $0.5510 per unit. The quarterly cash distribution is payable on November 13, 2015 to unitholders of record on October 30, 2015.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Raw materials	$8.7	$6.4
Finished goods	15.1	10.4
Stores inventory	27.0	26.4
Total	$50.8	$43.2
Less: Stores inventory reclassed to other non-current assets	(21.1)	(20.7)
Inventory - current	$29.7	$22.5
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing average monthly interest rate of 0.12% at September 30, 2015 and 0.14% December 31, 2014	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing average monthly interest rate of 0.12% at September 30, 2015 and 0.14% December 31, 2014	8.6	8.6
Ciner Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, variable interest rate was an annual weighted average of 1.77% at September 30, 2015 and 1.98% at December 31, 2014	101.0	125.0
Total debt	$121.0	$145.0
Current portion of long-term debt	—	—
Total long-term debt	$121.0	$145.0

Aggregate maturities required on long-term debt at September 30, 2015 are due in future years as follows:

(In millions)	Amount
2017	$8.6
2018	112.4
Total	$121.0
Demand Revenue Bonds
The above revenue bonds require Ciner Wyoming to maintain standby letters of credit totaling $20.3 million at September 30, 2015 and December 31, 2014, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of September 30, 2015 and December 31, 2014, Ciner Wyoming was in compliance with these debt covenants.
Ciner Wyoming Credit Facility
On July 18, 2013, Ciner Wyoming entered into a $190.0 million senior unsecured revolving credit facility, as amended on October 30, 2014 (as amended, the "Ciner Wyoming Credit Facility"), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Wyoming Credit Facility has an accordion feature that allows Ciner Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to Ciner Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the Ciner Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. Ciner Wyoming's obligations under the Ciner Wyoming Credit Facility are unsecured.

The Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming's ability to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of Ciner Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Ciner Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated fixed charge coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 1.10 to 1.00 for the 2015 fiscal year and not less than 1.15 to 1.00 thereafter. The Ciner Wyoming Credit Facility also requires that consolidated capital expenditures, as defined in the Ciner Wyoming Credit Facility, not exceed $50 million in any fiscal year.
In addition, the Ciner Wyoming Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Ciner Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios in the Ciner Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against Ciner Wyoming and (v) the occurrence of a default under any other material indebtedness Ciner Wyoming may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Ciner Wyoming Credit Facility, the lenders may terminate all outstanding commitments under the Ciner Wyoming Credit Facility and may declare any outstanding principal of the Ciner Wyoming Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.
Under the Ciner Wyoming Credit Facility, a change of control is triggered if Ciner Resources and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or cease to have the ability to elect a majority of the members of Ciner Wyoming's board of managers.
Ciner Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of September 30, 2015.
Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming's option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent's prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the Ciner Wyoming Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% per annum based on Ciner Wyoming's then current consolidated leverage ratio.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the "Revolving Credit Facility"), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership's units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At September 30, 2015, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than Ciner Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of September 30, 2015, our only subsidiary was Ciner Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by us.

The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability to (and the ability of our subsidiaries, including without limitation, Ciner Wyoming to):

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

In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Revolving Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against us or our material subsidiaries and (v) the occurrence of a default under any other material indebtedness we (or any of our subsidiaries) may have, including the Ciner Wyoming Credit Facility. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Revolving Credit Facility, the lenders may terminate all outstanding commitments under the Revolving Credit Facility and may declare any outstanding principal of the Revolving Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.

Under the Revolving Credit Facility, a change of control is triggered if Ciner Resources and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, Ciner Holdings or Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or ceases to have the ability to elect a majority of the members of Ciner Wyoming's board of managers.
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of September 30, 2015.
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
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	September 30, 2015	December 31, 2014
Reclamation reserve	$4.4	$4.2
Derivative instruments and hedges, fair value liabilities	2.3	—
Total	$6.7	$4.2

A reconciliation of the Partnership's reclamation reserve liability is as follows:

	For the period ended
(In millions)	September 30, 2015	December 31, 2014
Beginning reclamation reserve balance	$4.2	$3.8
Accretion expense	0.2	0.4
Ending reclamation reserve balance	$4.4	$4.2
6. EMPLOYEE COMPENSATION

As of September 30, 2015, the Partnership participates in various benefit plans offered and administered by Ciner Resources, and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the "Retirement Plans") are based upon years of service and average compensation for the highest 60 consecutive months of the employee's last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership's allocated portion of the Retirement Plan's net periodic pension costs were $2.2 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively and $6.6 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in pension costs during 2015 of $1.4 million and $4.2 million for three and nine months ended September 30, 2015, respectively, was driven by unfavorable effects of lower actuarial discount rates and market return assumptions in 2015 versus 2014.
Savings Plan - The 401(k) retirement plan (the "401(k) Plan") covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended September 30, 2015 and 2014, were $0.3 million and $0.5 million, respectively and $1.1 million and $1.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Postretirement Benefits - Most of the Partnership's employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Resources has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $22.5 million and $22.8 million at September 30, 2015 and December 31, 2014, respectively. The Partnership’s allocated portion of postretirement benefit costs were $0.1 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively and $0.4 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively.
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the "Plan" or "LTIP"). As of September 30, 2015, subject to further adjustment as provided in the Plan, a total of 908,688 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards

During the nine months ended September 30, 2015, a total of 11,064 common units were granted and fully vested to non-employee directors, and 7,255 during the nine months ended September 30, 2014. The grant date average fair value per unit of these awards was $22.54 and $22.00 for nine months ended September 30, 2015 and 2014, respectively. The total fair value of these awards were approximately $0.2 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively.

Time Restricted Unit Awards
We grant restricted unit awards in the form of common units to certain employees which vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards, and are accounted for at fair value at grant date.
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	15,859	$25.23	—	$—
Granted	8,347	22.51	19,960	25.01
Vested	(6,652)	23.70	(4,101)	25.54
Unvested at the end of the period	17,554	$24.67	15,859	$25.23

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of September 30, 2015, as all awards granted are expected to vest.
Total Return Performance Unit Awards
We grant TR Performance Unit Awards to certain employees. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group.
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards, with market conditions, granted to employees. These type of awards require the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	7,658	$35.72	—	$—
Granted	7,235	24.64	7,658	35.72
Unvested at the end of the period	14,893	$30.34	7,658	$35.72

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued.

Unrecognized Compensation Expense
A summary of the Partnership's unrecognized compensation expense for its un-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.3	1.74	$0.4	2.11
Performance-based units	0.3	1.75	0.2	2.25
Total	$0.6		$0.6
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of September 30, 2015 and December 31, 2014, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)

Balance at December 31, 2014	$(0.4)
Other comprehensive loss before reclassification	(2.4)
Amounts reclassified from accumulated other comprehensive loss	0.4
Net current period other comprehensive loss	(2.0)
Balance at September 30, 2015	$(2.4)
Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions)

Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(0.5)	$0.7	$(0.8)	$0.1
Mark to market adjustment on natural gas forward contracts	(1.8)	—	(3.1)	—
Income/(loss) on derivative financial instruments	$(2.3)	$0.7	$(3.9)	$0.1
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources LP, that have been reclassified consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income
(In millions)
	2015	2014	2015	2014
Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.2	$0.4	$0.4	Interest expense
Total reclassifications for the period	$0.1	$0.2	$0.4	$0.4

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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. As of September 30, 2015 and December 31, 2014, the amount of the bond was $33.9 million, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Ciner Wyoming's revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of September 30, 2015.
10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Resources is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Resources is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by Ciner Resources are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand alone basis.
The total costs charged to the Partnership by affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
OCI Enterprises Inc.	$1.9	$1.5	$5.9	$5.7
Ciner Resources	0.6	0.9	2.7	2.9
ANSAC (1)	0.7	0.8	2.5	1.8
Total selling, general and administrative expenses - Affiliates	$3.2	$3.2	$11.1	$10.4

(1) ANSAC allocates its expenses to ANSAC’s members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended September 30, 2015 and 2014, these costs were $3.0 million and $2.6 million, respectively and $7.3 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Net sales to affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
ANSAC	$63.9	$50.7	$190.3	$160.4
OCI Alabama LLC	1.3	1.9	3.9	4.6
Total	$65.2	$52.6	$194.2	$165.0
The Partnership had due from/to with affiliates as follows:

	As of
(In millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	Due from affiliates		Due to affiliates
OCI Enterprises Inc.	$0.1	$1.7	$0.6	$4.5
Ciner Resources	6.9	8.7	2.1	1.4
OCI Chemical Europe NV	3.1	9.2	—	—
Other	—	—	1.5	1.2
Total	$10.1	$19.6	$4.2	$7.1

11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2015	2014	2015	2014
Domestic	$47.2	$49.5	$145.6	$149.8
International
ANSAC	63.9	50.7	190.3	160.4
Other	6.2	9.6	24.1	28.8
Total international	70.1	60.3	214.4	189.2
Total net sales	$117.3	$109.8	$360.0	$339.0
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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the nature of such instruments. Our derivative financial instruments are measured at their fair value with Level 2 inputs based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have entered into interest rate swap contracts, designed as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and generally will mature on July 18, 2018, the maturity date of the long-term debt under the Ciner Wyoming Credit Facility. These contracts had an aggregate notional value of $74.5 million and $76.0 million at September 30, 2015 and December 31, 2014, respectively.
We enter into natural gas forward contracts, designed as cash flow hedges, to mitigate volatility in the price of certain of the natural gas we consume. These contracts have maturities ranging from 2015 to 2020. The fair value of these contracts as of September 30, 2015, had an aggregate notional value of $16.6 million. We had no similar contracts outstanding as of December 31, 2014.
We enter into foreign exchange forward contracts to reduce exposure from certain firm commitments denominated in currencies other than the U.S. dollar. However, the Partnership does not apply hedge accounting for these contracts. These contracts are for periods consistent with the underlying currency exposure and generally have maturities of one year or less. The forward contracts, which are predominantly used to purchase U.S. dollars and sell Euros, had an aggregate notional value of $8.0 million and $6.9 million at September 30, 2015 and December 31, 2014, respectively.

The following table presents the fair value of derivative assets and liability derivatives and the respective balance sheet locations as of:

	Assets				Liabilities
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$1.6	Accrued Expenses	$0.7
Natural gas forward contracts - current		—		—	Accrued Expenses	0.8		—
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	2.3		—
Total derivatives designated as hedging instruments		$—		$—		$4.7		$0.7

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts		$—	Other current assets	$0.6		$—		$—

Total derivatives not designated as hedging instruments		$—		$0.6		$—		$—

Total derivatives		$—		$0.6		$4.7		$0.7
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 "Debt" for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Distribution Declaration

On October 15, 2015, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $25.0 million. This distribution is payable on November 6, 2015.

On October 16, 2015, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter of 2015 of $0.5510 per unit will be paid on November 13, 2015 to unitholders of record on October 30, 2015.

Completed sale transaction

On October 23, 2015, Ciner Enterprises Inc. ("Ciner Enterprises") indirectly acquired OCI Enterprises Inc.'s, approximately 73% limited partner interest in the Partnership, as well as its 2% general partner interest and related incentive distribution rights (the "Transaction"). As a result of the closing of the Transaction, Ciner Enterprises owns indirectly and controls the General Partner, and OCI Enterprises Inc. no longer has any direct or indirect ownership interest in the Partnership or the General Partner.

In connection with the closing of the Transaction, Ciner Enterprises entered into a $200 million credit facility on October 5, 2015 (as amended and restated or otherwise modified, the "U.S. Credit Facility") with Türkiye Ýþ Bankasý A.Þ. Kozyataði Corporate Branch ("Isbank") and certain other persons party thereto. Ciner Enterprises' obligations under the U.S. Credit Facility are guaranteed by Ciner Resources Corporation and Ciner Wyoming Holding Co. (the "U.S. Guarantors") and certain affiliates (the "Guarantors") of Akkan Enerji ve Madencilik Anonim Şirketi ("Akkan"), the sole parent company of Ciner Enterprises, and are secured by certain assets including the common units and the subordinated units of the Partnership owned by Ciner Wyoming Holding Co.

On November 5, 2015, in connection with the closing of the transaction, the Partnership changed its name from OCI Resources LP to Ciner Resources LP.

On November 6, 2015, the publicly traded units of the Partnership are expected to begin trading after the open of market trading on the New York Stock Exchange under a new ticker symbol - CINR.

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
Cautionary Statements Regarding Forward-Looking Statements
This Report contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of the Partnership. We have based such forward-looking statements on management's beliefs and assumptions and on information currently available to us. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "forecast," "potential," "continue," "may," "will," "should" or the negative of these terms or similar expressions. In particular, forward-looking statements in this Report include statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. You are cautioned not to place undue reliance on any forward-looking statements. Actual results may vary materially. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements and, therefore, affect our ability to distribute cash to unitholders, include:

•	changes in general economic conditions in the United States and globally;

•	changes in our relationships with our customers or the loss of or adverse developments at major customers, including the American Natural Soda Ash Corporation, or ANSAC;

•	the demand for soda ash and the development of glass and glass making products alternatives;

•	changes in soda ash prices;

•	changes in demand for glass in the construction, automotive and beverage industries;

•	shifts in glass production from the United States to international locations;

•	the ability of our competitors to develop more efficient mining and processing techniques;

•	operating hazards and other risks incidental to the mining, processing and shipment of trona ore and soda ash;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	increases in electricity and natural gas prices paid by us;

•	inability to renew our mineral leases and license or material changes in lease or license royalties;

•	disruption in railroad or shipping services or increases in rail, vessel and other transportation costs;

•	deterioration in our labor relations;

•	large customer defaults;

•	the price and availability of debt and equity financing;

•	changes in interest rates;

•	foreign exchange rate risks;

•	changes in the availability and cost of capital;

•	our lack of asset and geographic diversification, including reliance on a single facility for conducting our operations;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	anticipated operating and recovery rates at our facility;

•	shutdowns (either temporary or permanent), including, without limitation, the timing and length of planned maintenance outages;

•	increased competition and supply from international soda ash producers, especially in China and Turkey;

•	risks related to the use of technology and cybersecurity;

•	potential increases in costs and distraction resulting from the requirements of being a publicly traded partnership;

•	exemptions we rely on in connection with NYSE corporate governance requirements;

•	risks relating to our relationships with Ciner Enterprises or its affiliates (including, but not limited to, Ciner Group of Istanbul, Turkey);

•	control of our general partner by Ciner Enterprises and, indirectly wholly-owned by Turgay Ciner;

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner and are employed by Ciner Resources or its other affiliates;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners which are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. federal income or state tax purposes; and

•	the effects of existing and future laws and governmental regulations.
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
References
Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q ("Report") to the "Partnership," "we," "our," "us," or like terms, when used in the present tense or prospectively, refer to Ciner Resources LP and its subsidiary. References to "Ciner Wyoming" refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. ("Ciner Holdings"), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Resources”). Ciner Resources is a direct wholly-owned subsidiary of Ciner Enterprises Inc. ("Ciner Enterprises"), which in turn is indirectly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
Overview
We are a Delaware limited partnership formed by Ciner Holdings to own a 51.0% membership interest in, and to operate the trona ore mining and soda ash production business of, Ciner Wyoming. Ciner Wyoming is currently one of the world's largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. ("NRP") currently owns an indirect 49.0% membership interest in Ciner Wyoming.
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
Soda ash demand in international markets has increased steadily over the last several years, primarily due to economic growth in emerging markets, especially those in Asia and South America. We expect that continued economic growth in these markets will fuel further increases in demand, which will likely result in increased exports primarily from the United States and China, the first and second largest suppliers of soda ash to international markets, respectively.
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
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future.
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our "ore to ash ratio." Our ore to ash ratio was 1.51: 1.0 for both the three and nine months ended September 30, 2015, and 1.49: 1.0 and 1.52: 1.0 for the three and nine months ended September 30, 2014, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 83.3% and 82.5% of our total freight costs during the three months ended September 30, 2015 and 2014, respectively, and 79.1% and 78.8% for the nine months ended September 30, 2015 and 2014, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when there is persuasive evidence of an arrangement between us and the customer, products have been delivered to the customer, selling price is fixed, determinable or reasonably estimated and collection is reasonably assured. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Ciner Resources. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. Natural gas prices, over the past five years, have ranged between $1.95 and $6.00 per MMBtu per Henry Hub Natural Gas Spot Price. As of September 30, 2015, the Henry Hub Natural Gas Spot Price was $2.66.
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, "Employee Compensation" for information on the various plans.
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

Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC's total volumes sold for a given period attributable to the soda ash sold by us to ANSAC.
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
The following table sets forth our results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

(In millions; except for operating and other data section)
Net sales	$117.3	$109.8	$360.0	$339.0
Operating costs and expenses:
Cost of products sold	79.2	76.3	247.2	240.2
Depreciation, depletion and amortization expense	5.7	5.3	17.1	16.5
Selling, general and administrative expenses	4.5	5.0	14.1	14.3
Loss on disposal of assets, net	—	1.0	—	1.0
Total operating costs and expenses	89.4	87.6	278.4	272.0
Operating income	27.9	22.2	81.6	67.0
Total other income/(expense), net	(1.0)	(0.6)	(3.7)	(2.7)
Net income	$26.9	$21.6	$77.9	$64.3
Net income attributable to non-controlling interest	13.8	11.2	40.3	33.3
Net income attributable to Ciner Resources LP	$13.1	$10.4	$37.6	$31.0

Operating and Other Data:
Trona ore mined (thousands of short tons)	991.1	944.5	2,988.2	2,856.5
Ore to ash ratio(1)	1.51: 1.0	1.49: 1.0	1.51: 1.0	1.52: 1.0
Soda ash volume produced (thousands of short tons)	655.5	634.4	1,983.7	1,883.9
Soda ash volume sold (thousands of short tons)	637.6	597.9	1,951.0	1,862.6
Domestic (thousands of short tons)	208.5	213.4	637.5	628.1
International (thousands of short tons)	429.1	384.5	1,313.5	1,234.5
Adjusted EBITDA(2)	$33.6	$29.3	$98.1	$85.7
Adjusted EBITDA per short ton(3)	$52.70	$49.00	$50.28	$46.01

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read "Non-GAAP Financial Measures" of this Management's Discussion and Analysis.

(3)	Reflects Adjusted EBITDA divided by sales volumes.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Increase/(Decrease)
	2015	2014	2015	2014	QTD	YTD

Net sales ($ in millions):
Domestic	$47.2	$49.5	$145.6	$149.8	(4.6)%	(2.8)%
International	70.1	60.3	214.4	189.2	16.3%	13.3%
Total net sales	$117.3	$109.8	$360.0	$339.0	6.8%	6.2%
Sales volumes (thousands of short tons):
Domestic	208.5	213.4	637.5	628.1	(2.3)%	1.5%
International	429.1	384.5	1,313.5	1,234.5	11.6%	6.4%
Total soda ash volume sold	637.6	597.9	1,951.0	1,862.6	6.6%	4.7%
Average sales price (per short ton):
Domestic	$226.36	$231.84	$228.31	$238.49	(2.4)%	(4.3)%
International	$163.49	$156.85	$163.24	$153.26	4.2%	6.5%
Average	$184.05	$183.61	$184.50	$182.00	0.2%	1.4%
Percent of net sales:
Domestic sales	40.2%	45.1%	40.4%	44.2%	(10.9)%	(8.6)%
International sales	59.8%	54.9%	59.6%	55.8%	8.9%	6.8%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014
Consolidated Results
Net sales. Net sales increased by 6.8% to $117.3 million for the three months ended September 30, 2015 from $109.8 million for the three months ended September 30, 2014, driven by increases in both soda ash volumes sold of 6.6% and international average sales price of 4.2%. These positive results were partially offset by a decrease in domestic average sales price of 2.4% during the third quarter of 2015 over the third quarter of 2014, partially driven by a change in one of our large customer contracts to take delivery of product at our plant. Generally, we sell soda ash on a delivered basis, inclusive of freight, which is included both in net sales and cost of products sold.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 4.0% to $84.9 million for the three months ended September 30, 2015 from $81.6 million for the three months ended September 30, 2014, primarily as a result of the following:

•
an increase in compensation and benefits of 18.8% to $17.1 million for the three months ended September 30, 2015, compared to $14.4 million for the three months ended September 30, 2014, due primarily to higher pension costs;

•	an increase in operating and maintenance costs of 2.9% to $7.2 million for the three months ended September 30, 2015, compared to $7.0 million for the three months ended September 30, 2014;

•
an increase in freight costs of 0.4% to $28.1 million from the three months ended September 30, 2015, compared to $28.0 million for the three months ended September 30, 2014, partly due to the 11.6% increase in international sales volume; partly offset by

•
a decrease in energy costs of 0.7% to $14.6 million for the three months ended September 30, 2015, compared to $14.7 million for the three months ended September 30, 2014, due to lower natural gas prices.

Operating income.   As a result of the foregoing, operating income increased by 25.7% to $27.9 million for the three months ended September 30, 2015 compared to $22.2 million for the three months ended September 30, 2014.
Net income.    As a result of the foregoing, net income increased by 24.5% to $26.9 million for the three months ended September 30, 2015, compared to $21.6 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
Consolidated Results
Net sales. Net sales increased by 6.2% to $360.0 million for the nine months ended September 30, 2015 from $339.0 million for the nine months ended September 30, 2014, driven by increases in both international average sales price of 6.5% and soda volumes sold of 4.7%. These positive results were partially offset by a decrease in domestic average sales price of 4.3% during the nine months ended September 30, 2015 over the nine months ended September 30, 2014, partially driven by a change in one of our large customer contracts to take delivery of product at our plant. Generally, we sell soda ash on a delivered basis, inclusive of freight, which is included both in net sales and cost of products sold.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 3.0% to $264.3 million for the nine months ended September 30, 2015 from $256.7 million for the nine months ended September 30, 2014, primarily as a result of the following:

•
an increase in compensation and benefits of 17.2% to $49.8 million for the nine months ended September 30, 2015, compared to $42.5 million for the nine months ended September 30, 2014, due primarily to higher pension costs;

•
an increase in operating and maintenance costs of 7.2% to $20.8 million for the nine months ended September 30, 2015, compared to $19.4 million for the nine months ended September 30, 2014, partly due to scope of maintenance projects and unplanned equipment repairs;

•
an increase in royalties paid of 9.4% to $15.2 million for the nine months ended September 30, 2015, compared to $13.9 million for the nine months ended September 30, 2014, due to increased production volumes; partially offset by

•
a decrease in energy costs of 5.6% to $45.8 million for the nine months ended September 30, 2015, compared to $48.5 million for the nine months ended September 30, 2014, due primarily to lower natural gas prices.

Operating income.   As a result of the foregoing, operating income increased by 21.8% to $81.6 million for the nine months ended September 30, 2015 compared to $67.0 million for the nine months ended September 30, 2014.
Net income.    As a result of the foregoing, net income increased by 21.2% to $77.9 million for the nine months ended September 30, 2015, compared to $64.3 million for the nine months ended September 30, 2014.
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

•
Approximately, $69 million ($190 million, less $101 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined in Part I, Item 1, Financial Statements - Note 4, "Debt"), subject to borrowing base availability; During the nine months ended September 30, 2015, we had repayments on the Ciner Wyoming Credit Facility of $28.0 million, offset by, borrowings of $4.0 million.

We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and to make quarterly cash distributions. However, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Revolving Credit Facility and the Ciner Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
On October 16, 2015, the Partnership declared and the board of directors of its general partner approved, a 1.2% increase over the second quarter 2015 declared quarterly distribution. The cash distribution for the third quarter 2015 of $0.5510 per unit will be paid on November 13, 2015 to unitholders of record on October 30, 2015. See Part I, Item 1, Financial Statements - Note 2, "Net income per unit and cash distribution", for more information.

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
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of September 30, 2015, we had a working capital surplus of $108.1 million as compared to a working capital surplus of $131.1 million as of December 31, 2014. The decrease in working capital surplus as of September 30, 2015 compared to December 31, 2014 was due to less cash and cash equivalents at the end of the current period partly related to repayment of long-term debt during the nine months ended September 30, 2015.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in the market prices of soda ash in the normal course of our business. Therefore, as international sales increase, our accounts receivable will also increase, which will result in an increase in our working capital requirements. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
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
The table below summarizes our capital expenditures, on an accrual basis:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures	2015	2014	2015	2014
Maintenance	$4.4	$2.0	$13.8	$4.5
Expansion	6.2	7.2	12.5	11.6
Total	$10.6	$9.2	$26.3	$16.1
The increase in capital expenditures during three and nine months ended September 30, 2015 compared the three and nine months ended September 30, 2014 is due to the scope and timing of projects.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,		Percent Increase/(Decrease)
(In millions)	2015	2014
Cash provided by (used in):
Operating activities	$102.9	$86.7	18.7%
Investing activities	(28.1)	(13.9)	102.2%
Financing activities	(92.1)	(63.5)	45.0%
Operating Activities
Our operating activities during the nine months ended September 30, 2015 provided cash of $102.9 million, an increase of 18.7% from the $86.7 million cash generated during the nine months ended September 30, 2014, primarily as a result of the following:

•
an increase of 45.6% in cash flows provided from working capital of $6.3 million during the nine months ended September 30, 2015 compared to $4.3 million of cash flows generated by working capital during the nine months ended September 30, 2014; and

•	an increase of 21.2% in net income of $77.9 million during the nine months ended September 30, 2015, compared to $64.3 million for the prior-year third quarter.
Investing Activities
We used cash flows of $28.1 million in investing activities during the nine months ended September 30, 2015, compared to $13.9 million during the nine months ended September 30, 2014, due to the scope and timing of capital projects as described in "Capital Expenditures" above.
Financing Activities
Cash used in financing activities of $92.1 million during the nine months ended September 30, 2015 increased by 45.0% over the prior-year third quarter, largely due to net repayments of long-term debt of $24.0 million during the period. Distributions during the nine months ended September 30, 2015 were $66.8 million compared to the nine months ended September 30, 2014 of $63.5 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt", for details of our outstanding debt.
Contractual Obligations

In February 2015, the Partnership entered into a natural gas forward contract. The notional value, as of September 30, 2015, is approximately $16.6 million and maturity dates ranging from 2015 to 2020, to mitigate volatility in the gas prices. The maturity of the notional value is $0.7 million in 2015, $3.0 million in 2016, $3.1 million in 2017, $3.2 million in 2018, $3.3 million in 2019 and $3.3 million in 2020. During the nine months ended September 30, 2015, there were no other material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - "Off-Balance Sheet Arrangements", for additional details.
Critical Accounting Policies
During the nine months ended September 30, 2015, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2015.
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

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions, except per unit data)
Reconciliation of Adjusted EBITDA to net income:
Net income	$26.9	$21.6	$77.9	$64.3
Add backs:
Depreciation, depletion and amortization expense	5.7	5.3	17.1	16.5
Interest expense, net	1.0	1.4	3.1	3.9
Loss on disposal of assets, net	—	1.0	—	1.0
Adjusted EBITDA	$33.6	$29.3	$98.1	$85.7
Less: Adjusted EBITDA attributable to non-controlling interest	16.9	14.8	49.7	43.3
Adjusted EBITDA attributable to Ciner Resources LP	$16.7	$14.5	$48.4	$42.4

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$16.7	$14.5	$48.4	$42.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.5	0.6	1.6	1.9
Maintenance capital expenditures attributable to Ciner Resources LP(1)	2.8	0.6	7.7	1.7
Distributable cash flow attributable to Ciner Resources LP	$13.4	$13.3	$39.1	$38.8

Cash distribution declared per unit	$0.551	$0.525	$1.634	$1.525

Total distributions to unitholders and general partner	$11.0	$10.5	$32.7	$30.5

Distribution coverage ratio	1.22	1.27	1.20	1.27

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$41.4	$37.5	$102.9	$86.7
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.3)	(0.3)
Equity-based compensation expense	(0.1)	(0.2)	(0.5)	(0.3)
Net change in working capital	(8.5)	(9.3)	(6.3)	(4.3)
Interest expense, net	1.0	1.4	3.1	3.9
Other non-cash items	(0.1)	—	(0.8)	—
Adjusted EBITDA	$33.6	$29.3	$98.1	$85.7
Less: Adjusted EBITDA attributable to non-controlling interest	16.9	14.8	49.7	43.3
Adjusted EBITDA attributable to Ciner Resources LP	$16.7	$14.5	$48.4	$42.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.5	0.6	1.6	1.9
Maintenance capital expenditures attributable to Ciner Resources LP(1)	2.8	0.6	7.7	1.7
Distributable cash flow attributable to Ciner Resources LP	$13.4	$13.3	$39.1	$38.8

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2015 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership's internal control over financial reporting during the period ended September 30, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 6, 2015, which could materially affect our business, financial condition or future results. During the nine months ended September 30, 2015, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchase activity during the three months ended September 30, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans
July 1 - July 31	—	$—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	1,037	21.76	—	—
Total	1,037	$21.76	—	—
(1) The Partnership did not repurchase any of its equity securities during the period covered by this report pursuant to any publicly announced plan or program, and no such plan or program is presently in effect. All purchases reflected in the table above reflect purchases of common units by the Partnership in connection with tax withholding obligations of units issued pursuant to the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan.
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
3.1
Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP), effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP), dated November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Certificate of Formation of Ciner Resource Partners LLC, (formerly known as OCI Resource Partners LLC) dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.7
Certificate of Amendment of the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.8
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.9
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K, filed with the SEC on November 5, 2015)

10.1
Services Agreement, dated as of October 23, 2015, among the Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.2
OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.3
Trademark License Agreement, dated as of October 23, 2015, among Park Holding A.S., Ciner Enterprises Inc., Ciner Resources Corporation (formerly known as OCI Chemical Corporation), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed with the SEC on October 26, 2015)

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

CINER RESOURCES LP

		By:	Ciner Resource Partners LLC,
its General Partner

Date:	November 5, 2015	By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Director of Ciner Resource Partners LLC, the registrant's General Partner (Principal Executive Officer)

Date:	November 5, 2015	By:	/s/ Kevin L. Kremke
Kevin L. Kremke Chief Financial Officer and Director of Ciner Resource Partners LLC, the registrant's General Partner (Principal Financial Officer and Principal Accounting Officer)