Form 10-K
period 2015-12-31
Ciner Resources LP
filed 2016-03-11
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value, as of June 30, 2015, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($24.50 per common unit), was approximately $122.5 million.
The registrant had 9,864,835 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at March 7, 2016, the most recent practicable date.
Documents Incorporated by Reference: None

CINER RESOURCES LP
ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K (“Report”) to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering (“IPO”), refer to Ciner Wyoming Holding Co. (“Ciner Holdings”, formerly known as OCI Wyoming Holding Co.) and its subsidiary, our predecessor for accounting purposes. References in this Report to “CINR”, the “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Holdings, which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report”, where you can find related additional information. The following table of contents tells you where to find these captions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute “forward-looking statements” within the meaning of the United States securities laws. We have based such forward-looking statements on management’s beliefs and assumptions and on information currently available to us. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “forecast,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Examples of forward-looking statements include, but are not limited to, statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing.
When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements set forth in this Report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements and, therefore, affect our ability to distribute cash to unitholders, include:

•	changes in general economic conditions in the United States and globally;

•	changes in our relationships with our customers or the loss of or adverse developments at major customers, including the American Natural Soda Ash Corporation, or ANSAC;

•	the demand for soda ash and the development of glass and glass making products alternatives;

•	changes in soda ash prices;

•	changes in demand for glass in the construction, automotive and beverage industries;

•	shifts in glass production from the United States to international locations;

•	the ability of our competitors to develop more efficient mining and processing techniques;

•	operating hazards and other risks incidental to the mining, processing and shipment of trona ore and soda ash;

•	natural disasters, weather-related delays, casualty losses and other matters beyond our control;

•	increases in electricity and natural gas prices paid by us;

•	inability to renew our mineral leases and license or material changes in lease or license royalties;

•	disruption in railroad or shipping services or increases in rail, vessel and other transportation costs;

•	deterioration in our labor relations;

•	large customer defaults;

•	the price and availability of debt and equity financing;

•	changes in interest rates;

•	foreign exchange rate risks, including, but not limited to, advantageous foreign exchange rates utilized by our foreign competitors in the sale of soda ash;

•	changes in the availability and cost of capital;

•	our lack of asset and geographic diversification, including reliance on a single facility for conducting our operations;

•	our reliance on insurance policies that may not fully cover an accident or event that causes significant damage to our facility or causes extended business interruption;

•	anticipated operating and recovery rates at our facility;

•	shutdowns (either temporary or permanent), including, without limitation, the timing and length of planned maintenance outages;

•	increased competition and supply from international soda ash producers, especially in China and Ciner Group in Turkey;

•	risks related to the use of technology and cybersecurity;

•	potential increases in costs resulting from being a publicly traded partnership;

•	exemptions we rely on in connection with NYSE corporate governance requirements;

•	risks related to our internal control over financial reporting and our disclosure controls and procedures;

•	risks relating to our relationships with Ciner Enterprises or its affiliates (including, but not limited to, Ciner Group in Turkey);

•	control of our general partner by Ciner Enterprises or its affiliates (including, but not limited to, Ciner Group in Turkey);

•	the conflicts of interest faced by our senior management team, which operates both us and our general partner and are employed by Ciner Corp or its other affiliates;

•	limitations on the fiduciary duties owed by our general partner to us and our limited partners which are included in the partnership agreement;

•	changes in our treatment as a partnership for U.S. federal income or state income tax purposes; and

•	the effects of existing and future laws and governmental regulations.
Forward-looking statements involve risks, uncertainties and assumptions. You should not put undue reliance on any forward-looking statements. After the date of this Report, we do not have any intention or obligation to update any forward-looking statement, whether as a result of new information or future events except as required by applicable law.
The risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” could cause our results to differ materially from those expressed in forward-looking statements. There may also be other risks that we are unable to predict at this time. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements.
These factors should not be construed as exhaustive. Unless required by law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I
Item 1. Business

Overview
The Partnership was formed in April 2013 by Ciner Holdings. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming, which is one of the largest and lowest cost producers of soda ash in the world, serving a global market from our facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore consumed	4,040.3	3,869.5	3,921.5	3,865.4	3,676.0
Ore to ash ratio(1)	1.52: 1.0	1.52: 1.0	1.59: 1.0	1.56: 1.0	1.60: 1.0
Soda ash volume produced	2,662.9	2,543.9	2,461.5	2,471.2	2,296.3
Soda ash volume sold	2,655.4	2,548.3	2,492.2	2,455.5	2,308.3

(1)
Ore to ash ratio expresses the number of short tons of trona ore used to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

Trona, a naturally occurring soft mineral, is also known as sodium sesquicarbonate and consists primarily of sodium carbonate, or soda ash, sodium bicarbonate and water. We process trona ore into soda ash, which is an essential raw material in flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced by processing trona, with the remainder being produced synthetically through chemical processes. We believe processing soda ash from trona is the cheapest manner in which to produce soda ash. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production.
Our principal executive offices are located at Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328, and our telephone number is (770) 375-2300. We make available, free of charge on our website at www.cinerresources.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. A hard copy of our annual report on Form 10-K may also be requested free of charge by emailing investorrelations@cinerresources.com.
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
Cost Advantages of Producing Soda Ash from Trona.    We believe that as a producer of soda ash from trona, we have a significant competitive advantage compared to synthetic producers of soda ash. The manufacturing and processing costs for producing soda ash from trona are more cost competitive than other manufacturing techniques partly because the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. As the global economy has slowed, many global commodities have been in a state of oversupply that has led to lower costs. As a result, the total cost to produce synthetic soda ash has fallen as much as 20-30% over the past year. In addition, our inland logistics costs have been rising since 2014, likely at a faster pace than what has been experienced by our competitors in other regions of the world. In spite of this and based on our estimates and industry sources, we believe the average cost of production per short ton of soda ash (before freight and logistics costs) from trona is approximately 40% to 60% the cost per short ton of soda ash from synthetic production. In addition, synthetic producers of soda ash incur additional costs associated with storing or disposing of, or attempting to resell, the by-products the synthetic processes produce. Even after taking into account the higher freight and logistics costs associated with our soda ash exports, we believe we can be cost competitive with synthetic soda ash operations who are typically located closer to customers than we are. We believe that our competitive cost structure, together with our current logistics arrangements, allows us to be competitive globally.
Synergies created from Ciner Group.    Since Ciner Group’s acquisition of our business, Ciner Group is now the largest global producer of natural soda ash derived from trona based sources. Ciner Group has long-standing relationships with many European based global customers that we feel will improve our positioning with key customer accounts in North America and Europe. In addition, we believe there are opportunities to leverage technologies across the group to enhance our relative competitive cost position.
Substantial Reserve Life from Significant Reserves.   Our reserve estimate, as of December 31, 2015, was prepared by our internal staff of mine engineers (the “Ciner Resources staff”). As of December 31, 2015, the Ciner Resources staff estimated we had proven and probable reserves of approximately 267.5 million short tons of trona, which is equivalent to 145.8 million short tons of soda ash. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 67 years. Please see Item 1, Business, “Trona Reserves” for more information.
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

•
Advantageous facility layout.  Our surface site includes a high capacity network of ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 5% over the past five years. While other producers in the Green River Basin also utilize deca rehydration, our pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call “de-watering,” leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that “de-watered” pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing dry deca into our process has also reduced our energy consumption per short ton of soda ash produced.

Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2015, we used approximately 3.8 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.5 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality and our internal estimates. For the year ended December 31, 2015, we produced approximately 6,200 short tons of soda ash per employee. Based on historical production statistics we believe this production metric exceeds that of the other three operators in the Green River Basin.
Strong Safety Record.    We have an outstanding track record for safety, and we have among the lowest instances of workplace injury in the U.S. mining industry. Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, we have had an exceptional safety record in recent years. During the year ended December 31, 2015, our facility had no lost work day injuries and three recordable injuries as reported by MSHA. In 2015, we had the lowest citation, injury, and recordable rate among all of our peers in the Green River Basin. We also have an outstanding Mine Rescue team that took home the 2015 Mine Rescue Championship trophy.
Stable Customer Relationships.    We have an extensive base of more than 80 domestic customers in industries such as flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high quality soda ash. For the year ended December 31, 2015, approximately 61.6% of our domestic net sales were made to customers with whom we have done business for over ten years. We believe that these relationships lead to stable cash flows. We have a strong, long-standing relationship with our primary export customer, ANSAC. ANSAC is a cooperative that serves as the primary international distribution channel for us and two other U.S.

manufacturers of trona-based soda ash. ANSAC is one of the largest purchasers and exporters of soda ash in the world and, as a result, is able to leverage its economies of scale in the markets it serves. We believe that our customer relationships, including our relationship with ANSAC, lead to more stable cash flows and allow us to plan production activity more accurately.
Experienced Management and Workforce.    Our facility has been in continuous operation for over 50 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of Ciner Wyoming’s senior management team have more than 20 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 16.7 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our common and subordinated unitholders and, over time, to increase those quarterly cash distributions. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on the Growing Demand for Soda Ash. Since 2013, we have invested just over $40 million for de-bottlenecking projects that have improved our production capacity by 236,000 tons per year. We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively stable in the near future, overall worldwide demand for soda ash, based on third-party historical production statistics, is projected to grow from an estimated 56.6 million metric tons (equivalent to approximately 62.4 million short tons) in 2015 to almost 70.9 million metric tons (equivalent to approximately 78.1 million short tons) in 2021, which represents a compounded annual growth rate of 3.8%. Through ANSAC and our own exports, as well as our long-standing relationship with domestic customers, we believe that as global demand increases, we will be well positioned to maintain our market share in the principal markets in which we operate by increasing our production through refinements in our production process and without significant additional strategic capital expenditures.
Increase Operational Efficiencies.    We intend to continue focusing on increasing the efficiency of our operations. Since 2013, we have invested in our operations and improved our competitive position as one of the most cost efficient producers of soda ash in the world. We have identified opportunities to increase our annual production capacity by further streamlining our refining process and implementing certain process efficiencies.

Maintain Financial Flexibility.    We intend to pursue a disciplined financial policy and seek to maintain a conservative capital structure that we believe will provide enhanced stability to our existing cash flows and allow us to consider attractive growth projects and strategic acquisitions in all market environments. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt” for additional information.
Expand Operations Strategically.    In addition to capacity expansions and process improvements at our current facility, we plan to grow our business through various methods as they become available to us, including: (1) organic growth of our existing business by expanding our customer relationships and by making strategic capital expenditures; (2) acquisition of other businesses involved in mining and processing minerals and manufacturing chemicals; (3) acquisition of other soda ash facilities if and when they become available; and (4) acquisition of shipping, logistical or other ancillary businesses to improve our efficiencies and grow our cash flows. However, none of these opportunities may become available to us, we may choose not to pursue any opportunities that are presented to us.
We can provide no assurance that we will be able to utilize our strengths described above. For further discussion of the risks that we face, see Item 1A, “Risk Factors.”
Recent Developments
Change in Control Transaction. On October 23, 2015, Ciner Enterprises indirectly acquired OCI Enterprises Inc.’s (“OCI Enterprises”) approximately 73% limited partner interest in the Partnership, as well as its 2% general partner interest and related incentive distribution rights (the “Transaction”). Prior to the Transaction, OCI Enterprises indirectly owned and controlled our general partner. The Transaction did not involve the sale or purchase of any of our common units held by the public. As a result of the closing of the Transaction, Ciner Enterprises indirectly owns and controls our general partner, and OCI Enterprises no longer has any direct or indirect ownership or control in the Partnership or our general partner.
The Transaction resulted in a technical termination of the Partnership and Ciner Wyoming for U.S. federal income tax purposes on October 23, 2015. The technical termination does not affect our consolidated financial statements nor does it affect our classification or Ciner Wyoming’s classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on October 23, 2015 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions may result in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015.We do not expect the deferral of depreciation deductions to have a material adverse impact on our public common unitholders.
Services Agreement.  In connection with the closing of the Transaction, on October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustment, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. For additional information regarding the Services Agreement, please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Services Agreement”.

Indemnification Agreement. Further, in connection with the closing of the Transaction, on October 23, 2015 the Partnership amended and restated in its entirety, and renamed, that certain Omnibus Agreement (the “Existing Omnibus Agreement” and as amended and restated, the “Indemnification Agreement”), dated September 18, 2013, among the Partnership, our general partner and OCI Enterprises Inc. Pursuant to the Indemnification Agreement, OCI Enterprises has agreed to continue to indemnify the Partnership for issues arising out of, including but not limited to: (i) certain environmental liabilities relating to the period before the Partnership’s initial public offering, (ii) certain title and rights-of-way matters, (iii) the Partnership’s failure to have certain necessary governmental consents and permits, (iv) certain tax liabilities relating to the period before the Partnership’s initial public offering, (v) the use of the name “OCI”, and (vi) assets retained by OCI Enterprises and its affiliates.  For additional information regarding the Indemnification Agreement, please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Indemnification Agreement”.

Trademark License Agreement. Further, in connection with the closing of the Transaction, on October 23, 2015 the Partnership entered into a Trademark License Agreement (the “Trademark License Agreement”), among Park Holding A.S. (“Park Holding”), an affiliate of Akkan, Ciner Enterprises, Ciner Corp, Ciner Holding, the Partnership, our general partner, and Ciner Wyoming. The Trademark License Agreement governs the use of “Ciner” as part of the names used by the Partnership and the other related parties thereto following the Transaction, and as a trademark and service mark, for the Partnership’s products and services.  For additional information regarding the Trademark License Agreement, please see “Item 13 - Certain Relationships and Related Transactions, and Director Independence - Trademark License Agreement”.

Our Organizational Structure
The following chart depicts our ownership structure as of December 31, 2015 and approximate ownership percentages:

Akkan Enerji ve Madencilik Anonim Şirketi
("Akkan")
(100% Ownership Interest)
Ciner Enterprises Inc.
("Ciner Enterprises")
(100% Ownership Interest)
Ciner Resources Corporation
("Ciner Corp")
(100% Ownership Interest)
Public
(Approximately 25% Limited Partner Interest)
Ciner Wyoming Holding Co.
("Ciner Holdings")
(Approximately 73% Limited Partner Interest and 100% Ownership Interest of the Subordinated Units, and 100% Ownership Interest in Ciner GP)
Ciner Resource Partners LLC
("Ciner GP")
(Approximately 2.0% General Partner Interest and Incentive Distribution Rights)
Ciner Resources LP
(the "Partnership")
(51% Membership Interest)
Natural Resource Partners L.P.
("NRP")
(100% Ownership Interest)
NRP Trona LLC
(49% Membership Interest)
Ciner Wyoming LLC
("Ciner Wyoming")

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

The following map provides an aerial overview of our surface operations:

Washington
Montana
Oregon
Idaho
Wyoming
Nevada
Utah
Colorado
California
AREA OF DETAIL
State of Wyoming| Rivers and County Lines
PARK
BIG HORN
SHERIDAN
CAMPBELL
CROOK
JOHNSON
WASHAKIE
WESTON
TETON
HOT SPRINGS
FREMONT
NATRONA
SUBLETTE
LINCOLN
SWEETWATER
CARBON
UINTA
CINER WYOMING LLC | SODA ASH OPERATIONS SITE MAP 2015
SCALE: 1 MILE
1 KILOMETER
AREA OF DETAIL
REFINERY
POND
POND STACKER
RAILROAD

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of our leased and licensed subsurface mining area:

# KNOWN SODIUM LEASING AREA (KSLA)
# GREEN RIVER BASIN WYOMING

CINER WYOMING
TRONOX GRANGER
TRONOX WESTVACO
TATA
SOLVAY
Bridger Power Line
Known Sodium Leasing Area (KSLA)
UPRR
I-80
Mechanically Mineable Trona Area (MMTA)
MILES
N

P.O. Box 513
254 County Road 4-6
Green River Wyoming, 82935

CURRENT SODIUM LEASES
KNOWN SODIUM LEASING AREA
GREEN RIVER BASIN, WY
BUREAU OF LAND MANAGEMENT
Scale 1" = 24,000'

KSLA BOUNDARY
GREEN RIVER
CINER LEASE BOUNDARY
MECHANICAL MINING TRONA AREA
RAIL ROAD
ROADS
CINER REFINERY

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
The following graphic shows a cross-section of the strategic areas of the Green River Basin where we mine trona:

BED No.
DEPTH
MINE OPERATOR
SOFT, LARGE CRYSTALLINE TRONA
HARD, FINE GRAIN, AMORPHOUS TRONA INTERBEDDED OR MIXED WITH HALITE
Sandstones and Siltstones
Marlstones and Oil Shales
BASE OF TRONA DEPOSTION
25
24
20
19
17
5
4
3
2
1
800ft
244M
850ft
260M
1370ft
1420ft
1600ft TO 1700ft
488-520M
2200ft
670M
ciner
Other Producers

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
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. “Deca”, short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009 we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our refining process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 5% over the past five years.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. In 2015, we used approximately 3.8 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supplies of coal and natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in gas prices, a new hedging program was introduced during 2014 that enables us to fix the price for a portion of our forecasted natural gas purchases.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2015, we shipped approximately 96.0% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”), and our plant receives rail service exclusively from Union Pacific. Our recently renewed lease agreement with Union Pacific expires on December 31, 2017. The rail freight rate we are charged under our agreement increases annually based on a published index tied to certain rail industry metrics. If we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During 2015 and 2014, we had no shortfall payments and do not expect such payments in the future. We lease a fleet of more than 2,000 hopper cars that serve as dedicated modes of shipment to our domestic customers. For export, we ship our soda ash on unit trains consisting of approximately 100 cars to two primary ports: Port Arthur, Texas and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. ANSAC provides logistics and support services for all of our export sales. For domestic sales, Ciner Corp provides similar services.
Customers
Our largest customer is ANSAC, which buys soda ash from us (through our sales agent) and other of its member companies for further export to its customers. For the year ended December 31, 2015, ANSAC accounted for approximately 53.7% of our net sales. No other individual customer accounted for more than 10% of our net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Corp, on our behalf, negotiates directly with, and we export to, customers in markets not served by ANSAC. We had more than 80 domestic customers and 15 foreign customers to whom our agent made sales directly.
For customers other than ANSAC, our sales agent typically enters into contracts, on our behalf, having terms ranging from one to three years. Under these contracts, our customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their soda ash requirements. Although we do not have a “take or pay” arrangement with our customers, substantially all of our sales are made pursuant to written agreements and not through spot sales.
Our customers, including end users to whom ANSAC makes sales overseas, consist primarily of:

•	Glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and

•	Chemical and detergent manufacturing companies.
For accounts in North America, Ciner Corp, on our behalf, typically enters into sales contracts with our customers having terms of one to three years. Pursuant to these contracts, we supply an estimated annual tonnage of soda ash to a customer at a fixed price for a given calendar year. Generally speaking, we have long-term relationships with the majority of our customers, meaning we have been a supplier to them for more than five years.
Leases and Licenses
We are party to several mining leases and one license, as noted in the table below, which give us subsurface mining rights. Some of our leases are renewable at our option upon expiration. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company (“Rock Springs”), an affiliate of Anadarko Petroleum, which are calculated based upon a percentage of the quantity or gross value of soda ash and related products at a certain stage in the mining process, or a certain sum per each ton of such products. These royalty payments are typically subject to a minimum domestic production volume from our Green River Basin facility, although we are obligated to pay minimum royalties or annual rentals to our lessors and licensor regardless of actual sales.
The royalty rates we pay to our lessors and licensor may change upon our renewal of such leases and license. Under our license with Rock Springs, the applicable royalty rate may vary based on a most favored nation clause in the license. The applicable royalty rate in the license may be adjusted if we pay a higher royalty rate to certain other mineral rights owners in Sweetwater County, Wyoming. The extent to which Rock Springs may increase the applicable royalty rate is currently the subject of litigation in Wyoming. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.

The following is a summary of the material terms of our leases and our license as of December 31, 2015:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31, 2015	Total Approximate Acreage as of December 31, 2015	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
License with Rock Springs	1	12,445 acres	N/A	Renewed until 2061	1962	8% of net sales (1)
Leases with the U.S. Government	4	7,934 acres	2017-2025	We have a preferential renewal right upon application to the Department of the Interior, Bureau of Land Management (2)	1961	6% of gross output
Leases with the State of Wyoming	5	3,079 acres	2019	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)	Royalty rate increase from 7% in 2014 to 8% in October 2015 is currently the subject of litigation in Wyoming. See Item 3, “Legal Proceedings,” for additional information.

(2)	Renewals are typically for ten-year periods.
The foregoing descriptions of the material terms of our leases and our license do not purport to be complete descriptions of our leases and our license, and are qualified in their entirety by reference to the full text of the leases and license, copies of which have been filed or incorporated by reference as exhibits to this Report. See Part IV, Item 15, “Exhibits and Financial Statement Schedules— Exhibit Index” for more information.
Trona Reserves
As of December 31, 2015, we had estimated proven and probable reserves of approximately 267.5 million short tons, which is equivalent to 145.8 million short tons of soda ash. The estimates of our proven and probable reserves were prepared by the Ciner Resources staff. Our mine engineers were responsible for overseeing the preparation of our reserves estimates for the year ended December 31, 2015. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 67 years.
The Ciner Resources staff calculated a mineral reserve estimate on our trona mineral assets, which are contained in beds 24 and 25 of the Green River Basin, at depths of 800 and 1100 feet below the surface, respectively. The Ciner Resources staff estimates are based on geological data generated from historical exploration drill holes, borings within the mine space, and mine observations and measurements, including core samples. In addition, the Ciner Resources staff reviewed and analyzed our reserve base maps and current mining plans, and developed a life of mine plan with respect to the predicted life of our reserves using a non-subsidence design.
Our trona reserve estimates include reserves that can be economically and legally extracted and processed into soda ash at the time of their determination. Our trona reserves are categorized as “proven (measured) reserves” and “probable (indicated) reserves,” which are defined as follows:

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

For purposes of categorizing our proven reserves, the Ciner Resources staff estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). For purposes of categorizing our probable reserves, the Ciner Resources staff estimates applied exploration and mine measurements and drill hole data within a three-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, the Ciner Resources staff reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2015.
In determining whether our reserves meet these proven and probable standards, the Ciner Resources staff applied certain assumptions regarding the remaining life of our reserves, including, among other things, that:

•	our cost of products sold per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2015, which was approximately $80 per short ton of soda ash;

•
the average CIF (carriage, insurance, and freight) sales price will remain consistent with our historical average CIF sales price for the three years ended December 31, 2015, which was approximately $181 per short ton of soda ash;

•	we will achieve an annual mining rate of approximately 4.0 million short tons of trona;

•	we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;

•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash);

•	our run-of-mine ore estimate contains dilution from the mining process;

•	we will, in approximately 30-40 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9 to 10 feet;

•	we will, within the next four to nine years, conduct “two-seam mining,” which means to perform continuous mining simultaneously on beds 24 and 25 in close proximity;

•	our mining costs will remain consistent with 2015 levels;

•	our processing costs will remain consistent with 2015 levels;

•	we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;

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
Our reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Rock Springs. See “Leases and Licenses” above for a summary of these leases and our license, including expiration date ranges.
The following table presents our estimated proven and probable trona reserves at December 31, 2015:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with Rock Springs	69.5	86.1%	63.5	85.4%	133.0	72.5
Leases with the U.S. Government	56.3	86.3%	56.0	85.5%	112.3	61.1
Leases with the State of Wyoming	5.7	87.0%	16.5	86.2%	22.2	12.2
Total(5)	131.5	86.2%	136.0	85.5%	267.5	145.8

(1)	For purposes of these estimates, the minimum grade for reported tonnage is 85%.

(2)
The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 86.2% and 85.5%, respectively. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2015, which was approximately $181 per short ton of soda ash.

(3)	Soda ash conversion assumes a 90% recovery rate, resulting in an ore to ash ratio of 1.835:1.0.

(4)	The sums of some of the rows and columns may not foot due to rounding.

(5)	Except percentages, which are averages.

Our reserve estimates will change from time to time as a result of mining activities, analysis of new engineering and geologic data, modification of mining plans or mining methods and other factors. For addition information, see Item 1A, Risk Factors, “Risks Inherent in Our Business and Industry” for more information regarding risks surrounding our reserves.
Competition
Soda ash is a commodity chemical traded globally with numerous producers and consumers worldwide. We compete with both North American and international soda ash producers. There are two ways to consider how we compete: (1) versus our fellow North American competitors; and (2) versus our worldwide competitors. Against our principal North American competitors, which include subsidiaries of Tronox, Solvay and Tata in the Green River Basin and Searles Valley Minerals in California, we believe we have a number of competitive advantages, including operational advantages that improve our relative cost position, life of our mineral reserves, our strong safety record, customer relationships and an experienced management team and workforce. Against our principal worldwide competitors, Solvay, Tata and Nirma Group, virtually all of their production is manufactured from synthetic processes and we believe, as a producer of soda ash from trona, we have competitive advantages, even after considering the fact that we generally have higher logistics costs to move the soda ash from Wyoming to regions around the world. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. See “Our Competitive Strengths” above for additional information.
Insurance
Because all of our operations are conducted at a single facility, an event such as an explosion, fire, equipment malfunction or severe weather conditions could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. These hazards can also cause personal injury and loss of life, pollution or environmental damage and suspension of our surface and subsurface operations. To mitigate this risk, Ciner Enterprises or its affiliates maintains, on our behalf, property, casualty and business interruption insurance in amounts and with coverage and deductibles that we believe are adequate for our current operations. We continually evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance coverage to account for changes or growth in our business.
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
Clean Air Act
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources. Under the Clean Air Act, our facility has been issued a Title V operating permit, which regulates emissions to air from our operations. In particular, our operations are subject to technology-based standards pursuant to the Clean Air Act’s New Source Performance Standards for Nonmetallic Mineral Processing Plants, which limit particulate matter emissions. Under associated clean air act regulations this operation is also subject to Best Available Control Technology (BACT) requirements. In addition, our boilers are subject to technology-based standards pursuant to the Clean Air Act’s National Emission Standards for Hazardous Air Pollutants for Major Source: Industrial, Commercial and Institutional Boilers and Process Heaters, which were published in final form in January 2013. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants.
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
Comprehensive Environmental Response, Compensation, and Liability Act
The federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, (otherwise known as “Superfund”) and comparable state laws impose liability in connection with the release of hazardous substances into the environment. CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and those who disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Wyoming’s Environmental Quality Act also creates the potential for liability in connection with the release of hazardous substances into the environment, and has been construed to impose liability without regard to fault. We have not received notice that we are a potentially responsible party at any Superfund site.
Climate Change Legislation and Regulations
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources, including soda ash processors like us. We are monitoring and reporting GHG emissions from our operations, and we believe we are in substantial compliance with the rules. Under the Prevention of Significant Deterioration of Air Quality, or PSD, permitting regulations, this operation will be subject to BACT requirements if PSD thresholds are exceeded. In the past, the U.S. Congress has considered, but not enacted, legislation that would impose requirements to reduce emissions of GHGs. The State of California recently enacted regulations establishing a so-called GHG “cap-and-trade” system designed to reduce GHG emissions. Our operations are not currently subject to any federal or state requirement to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting, or otherwise imposing a tax or financial penalty for, emissions of GHGs from our equipment and operations might be material to our results of operations or financial conditions.
Wyoming Department of Environmental Quality—Land Quality Division
Our operations are subject to oversight by the Land Quality Division of the Wyoming Department of Environmental Quality. In particular, our principal mine permit issued by the Land Quality Division requires us to “self-bond” for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As of December 31, 2015, the amount of the self-bond was $33.9 million. The amount of the bond is subject to change based upon periodic re-evaluation by the Land Quality Division.
Mining and Workplace Safety
The U.S. Mine Safety and Health Administration, or MSHA, is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections (quarterly) annually for our entire facility. To date these inspections have not resulted in any citations for major violations of MSHA’s Code of Federal Regulations.

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

Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2015, our facility had no lost work day injuries and three recordable injuries as reported by MSHA. Over the five years ended December 31, 2015, the Green River Basin facility averaged 1.6 lost work day injuries per year and averaged 5.6 recordable injuries per year as reported by MSHA, which we believe to be better than the industry average.
Employees/Labor Relations
Prior to the Transaction, the personnel who operated our assets were employees of OCI Enterprises and its affiliates, and, under the Omnibus Agreement, we reimbursed OCI Enterprises and its affiliates for the expenses incurred by them in providing services to us, and we also reimbursed OCI Enterprises for certain direct operating expenses they paid on our behalf. Subsequent to the consummation of the Transaction on October 23, 2015, the personnel who operate our assets are employees of Ciner Corp and its affiliates.

Under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. As of December 31, 2015, Ciner Corp and its affiliates had approximately 476 full-time employees, of which 430 are employees that operate the mine at our facility in the Green River Basin. None of these employees was covered by a collective bargaining agreement as of December 31, 2015, and we did not experience any labor strikes or other significant labor problems during 2015.

In addition, under to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services.
Emerging Growth Company Status

        We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we are an emerging growth company, unlike other public companies, we will not be required to:
• provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002;

•	present more than two years of audited financial statements, selected financial data and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report;

•	comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB;

•	comply with certain new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide disclosures regarding executive compensation required of larger public companies; or

•	obtain unitholder approval of any golden parachute payments not previously approved.
We will cease to be an emerging growth company when any of the following conditions apply:

•	we have $1.0 billion or more in annual revenues;

•	at least $700 million in market value of our common units are held by non-affiliates;

•	we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	the last day of the fiscal year following the fifth anniversary of our initial public offering has passed.
        In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have made the irrevocable election to “opt out” of such extended transition period, and as a result, we will comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards.

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
We may not have sufficient available cash each quarter to pay the quarterly distribution at the current distribution level of $0.5575 per unit, or $2.230 per unit on an annualized basis, at the minimum quarterly distribution level, or at all. In order to pay the quarterly distribution at the current distribution level, we will require available cash of approximately $11.1 million per quarter, or $44.6 million per year, based on the number of common, subordinated and general partner units currently outstanding.
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
•our relationships with our customers and our or our sales agent’s ability to renew contracts;
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
•the cost of acquisitions, if any;
•our debt service requirements and other liabilities;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets;

•	restrictions on distributions contained in debt agreements to which we, Ciner Wyoming or our affiliates are a party;
•the amount of cash reserves established by our general partner; and
•other business risks affecting our cash levels.

Soda ash prices have been and in the future may be volatile, and lower soda ash prices will negatively affect our financial position and results of operations.
Our only product is soda ash, and the market price of soda ash directly affects the profitability of our operations. If the market price for soda ash declines, our revenue may decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile, and those markets are likely to remain volatile in the future. In the past, we have reduced production to mitigate the impact of low soda ash prices. Volatility in soda ash prices can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of low soda ash prices may materially and adversely affect our financial position, liquidity (including our borrowing capacity under the Ciner Wyoming Credit Facility), ability to finance planned capital expenditures and results of operations.
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
We, along with two other U.S. trona-based soda ash producers, utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area, which provides us with the benefits of large purchases of soda ash and significant economies of scale in managing international sales and logistics. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC’s customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly vulnerable to ANSAC’s customer relationships and the credit and other terms ANSAC extends to its customers. Any adverse change in ANSAC’s customer relationships could have a direct impact on ANSAC’s ability to make sales and our ability to make sales to ANSAC. In addition, to the extent ANSAC extends credit or other favorable terms to its end customers and those customers subsequently default under sales contracts or otherwise fail to perform, we would have no direct recourse against them.
Furthermore, from time to time international competition authorities have conducted inquiries into the potentially anti-competitive nature of ANSAC’s activities. The Secretariat of Economic Law of the Ministry Justice of Brazil has commenced an investigation into ANSAC’s activities in Brazil. Ciner Corp and the two other members of ANSAC have been named in these investigations. An unfavorable outcome in any such investigation could result in our having to pay fines or penalties, either on behalf of Ciner Corp or through ANSAC, or otherwise adversely affect the ability of ANSAC to continue serving export markets. In the event of an unfavorable outcome in any such investigation, the withdrawal of one of the other two members of ANSAC or the dissolution of ANSAC, we would be forced to use alternative methods to facilitate additional direct export sales, resulting in less favorable arrangements in respect of logistics or sales. Any of these developments could lead us to incur significant additional costs and may result in lower pricing for our export sales, which could have a negative impact on our results of operations, financial condition and our ability to distribute cash to our unitholders. For more information about ANSAC, see Item 1, “Business—Customers.”
An increase in natural gas prices, or an interruption in our natural gas supply, would negatively impact our competitive cost position when compared to other foreign and domestic soda ash producers.
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.93 and $6.00. As of December 31, 2015 and 2014, the monthly Henry Hub natural gas settlement prices were $1.93 and $3.48 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
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
Because all of our operations are conducted at a single facility, an event such as an explosion, fire, equipment malfunction or severe weather conditions that adversely affect our facility could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. While Ciner Enterprises or its affiliates maintains business interruption insurance, our policy includes a time element deductible, per occurrence, and is subject to customary limitations and exclusions. Any sustained disruption in our ability to meet our obligations under our sales agreements could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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
For the year ended December 31, 2015, approximately 96.0% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2017. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2015, we shipped approximately 96.0% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2017. There can be no assurance that this contract will be renewed on terms favorable to us or at all. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 140 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement.
A significant portion of the demand for soda ash comes from glass manufacturers and other industrial end users whose businesses can be adversely affected by economic downturns.
A significant portion of the demand for soda ash comes from glass manufacturers and other industrial customers. Companies that operate in the industries that glass manufacturers serve, including the automotive, construction and glass container industries, may experience significant fluctuations in demand for their own end products because of economic conditions, changes in consumer demand, or increases in raw material and energy costs. In addition, many large end users of soda ash depend upon the availability of credit on favorable terms to make purchases of raw materials such as soda ash. As interest rates increase or if our customers’ creditworthiness deteriorates, this credit may be expensive or difficult to obtain. If these customers cannot obtain credit on favorable terms, they may be forced to reduce their purchases of soda ash. These and other factors may lead some customers to seek renegotiation or cancellation of their existing arrangements with us, which could have a material adverse effect on our results of operations and our ability to distribute cash to unitholders.
If the percentage of our international sales increases as a percentage of total sales, our gross margin could decrease and the average trade credit payment period of our customers could increase, which could adversely affect our financial position and our ability to distribute cash to our unitholders.
From 2014 to 2015, our international sales of soda ash as a percentage of total sales increased from 58.1% to 60.1%. Our gross margin for international sales is lower than our gross margin for domestic sales because the average price of soda ash sold internationally is lower than the average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
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
Ciner Corp, on our behalf, typically enters into contracts and exclusive arrangements with our customers that have terms of one to three years, and our customers are not obligated to purchase any amount of soda ash from us.
The terms of our customer contracts vary by geography. Most of our domestic contracts have terms of one to three years. Our European contracts typically have a term of one year, and some Asian contracts have only a three-month term. We understand that ANSAC’s customer contract terms also vary by region. Moreover, our customer contracts are not exclusive dealing or take-or-pay arrangements. Additionally, we may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of soda ash, business failure or bankruptcy of the customer or dissatisfaction with our performance or pricing. Loss of any of our major customers could adversely affect our business, results of operations and cash flow.
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
We face competition from a number of soda ash producers in the United States, Europe and Asia, some of which have greater market share and greater financial, production and other resources than we do. Some of our competitors are diversified global corporations that have many lines of business. Some of our competitors have greater capital resources and may be in a better position to withstand a long term deterioration in the soda ash market. Other competitors, even if smaller in size, may have greater experience and stronger relationships in their local markets. Competitive pressures could make it more difficult for us to retain our existing customers and attract new customers, which could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to our unitholders. Competition could also intensify the negative impact of factors that decrease demand for soda ash in the markets we serve, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of soda ash. We expect to face competition from Ciner Group’s trona-based soda ash production in Turkey in the next several years as new capacity is brought online. In addition, China is the largest producer of synthetic soda ash in the world and historically has exported only a small percentage of its production. If Chinese producers, which we believe are supported by government subsidies, and other new producers were to begin exporting significant quantities of soda ash, including on non-commercial terms, the supply of soda ash in the global market could materially increase and put downward pressure on pricing.
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
Restrictions in the agreements governing Ciner Wyoming’s indebtedness, including the Ciner Wyoming Credit Facility, could limit its operations and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
On July 18, 2013, Ciner Wyoming entered into a $190.0 million senior unsecured revolving credit facility, as amended on October 30, 2014 (as amended, the “Ciner Wyoming Credit Facility”). The Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to:

•	make distributions on or redeem or repurchase its units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of Ciner Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.

The Ciner Wyoming Credit Facility also contains covenants requiring Ciner Wyoming to maintain certain financial ratios. Ciner Wyoming is subject to a consolidated fixed charge coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 1.10 to 1.00 for the 2015 fiscal year, and not less than 1.15 to 1.00 thereafter, and a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not greater than 3.00 to 1.00. Ciner Wyoming’s ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that Ciner Wyoming will meet those ratios and tests. The Ciner Wyoming Credit Facility also requires that consolidated capital expenditures, as defined in the Ciner Wyoming Credit Facility, not exceed $50 million in any fiscal year.
In addition, the Ciner Wyoming Credit Facility contains events of default customary for transactions of this nature, including (1) failure to make payments required under the Ciner Wyoming Credit Facility, (2) events of default resulting from Ciner Wyoming’s failure to comply with covenants and financial ratios in the Ciner Wyoming Credit Facility, (3) the institution of insolvency or similar proceedings against Ciner Wyoming, (4) the occurrence of a default under any other material indebtedness Ciner Wyoming may have, and (5) the occurrence of a change of control.
Under the Ciner Wyoming Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or cease to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
The provisions of the Ciner Wyoming Credit Facility may affect Ciner Wyoming’s ability to obtain future financing and pursue attractive business opportunities and its flexibility in planning for, and reacting to, changes in business conditions. In addition, Ciner Wyoming’s failure to comply with the provisions of the Ciner Wyoming Credit Facility could result in an event of default, which could enable its lenders, subject to the terms and conditions of the Ciner Wyoming Credit Facility, to terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of Ciner Wyoming’s debt is accelerated, its assets may be insufficient to repay such debt in full. As a result, our results of operations and, therefore, our ability to distribute cash to unitholders, could be materially and adversely affected, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt—Ciner Wyoming Credit Facility” for more information.
If we are not able to renew our leases and license, it will have a material adverse effect on us. Under the terms of our subsurface mining leases and license, we are required to make minimum royalty payments or annual rentals, and the royalty rates we are required to pay may change with little or no notice to us.
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Rock Springs. As of December 31, 2015, leases covering approximately 46.9% of our acreage were scheduled to expire in the next five years. If we are not able to renew our leases and license, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders.
Each of those leases and the license requires that minimum royalties or annual rentals be paid regardless of production levels. If our operations do not meet production goals, then it could have an adverse effect on our ability to pay cash distributions due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the corresponding net sales.
The royalty rates we pay to our lessors and licensor may change upon our renewal of such leases and license. Under our license with Rock Springs, the applicable royalty rate may vary based on a most favored nation clause in the license. The applicable royalty rate in the license may be adjusted if we pay a higher royalty rate to certain other mineral rights owners in Sweetwater County, Wyoming. The extent to which Rock Springs may increase the applicable royalty rate is currently the subject of litigation in Wyoming. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
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

Acquisitions involve a number of special risks, including:

•	unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business or assets;

•	potential adverse short-term effects on operating results through increased costs or otherwise;

•	diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business or assets;

•	failure to implement infrastructure, logistics and systems integration successfully; and

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
All of our trona reserves are leased or licensed. A title defect in our leased, licensed or owned property or the loss of any lease or license upon expiration of its term, upon a default or otherwise could adversely affect our ability to mine the associated reserves and/or process the trona that we mine. In some cases, we rely on title information or representations and warranties provided by our lessors, licensor or grantors. We cannot rely on any such representations or warranties with respect to the surface land on which our facility is located because we acquired the surface land in 1991 by quitclaim deed. We have no title insurance for our interests in this property. Any challenge to our title or leasehold interests could delay our operations and could ultimately result in the loss of some or all of our interest in the property. From time to time we also may be in default with respect to leases or the license for properties on which we have mining operations. In such events, we may have to close down or alter significantly the sequence of such mining operations, which may adversely affect our future soda ash production and future revenues. If we mine on property that we do not own, lease or license, we could incur liability for such mining and be subject to regulatory sanction and penalties. Also, in any such case, the investigation and resolution of title issues would divert management’s time from our business, and our results of operations could be adversely affected. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our unitholders may be materially adversely affected.
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
Our facility and operations require us to obtain a number of permits that impose strict regulations on various environmental and operational matters in connection with mining trona ore and producing soda ash. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are subject to discretionary interpretations by our regulators, all of which may make compliance difficult or impractical and may impair our existing operations or the development of future facilities. The public, including non-governmental organizations, environmental groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulations and otherwise engage in the permitting process, including bringing citizen’s lawsuits to challenge the issuance or renewal of permits, the validity of environmental impact statements or the performance of mining activities. If permits are not issued or renewed in a timely fashion or at all or are conditioned in a manner that restricts our ability to conduct our operations economically, our cash flows may decline, which could limit our ability to distribute cash to unitholders.
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
We are required to perform impairment tests on our assets, including our trona reserves, whenever events or changes in circumstances modify the estimated useful life of or estimated future cash flows from an asset that would indicate that the carrying amount of such asset may not be recoverable or whenever management’s plans change with respect to such asset. An impairment in one period may not be reversed in a later period even if prices increase. If we are required to recognize impairment charges in the future, our results of operations and financial condition may be materially and adversely affected.
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
We are covered by insurance policies maintained by Ciner Enterprises or its affiliates. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. For some risks, we do not obtain insurance or are covered by Ciner Enterprises’, or its affiliates’, policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and certain types of insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our or its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, we cannot insure against certain environmental and pollution risks. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our insurance coverage may not be adequate to cover us against losses we incur, and coverage under these policies may be depleted or may not be available to us to the extent that we otherwise exhaust its coverage limits. Our results of operations, and therefore our ability to distribute cash to unitholders, could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds or the failure by insurers to make payments.
We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation liabilities, such claims could harm our future operating results. If we are required to pay for these fines, costs and liabilities, our financial condition, results of operations, and therefore our ability to distribute cash to unitholders, could be adversely affected.
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
Ciner Wyoming is a joint venture with an affiliate of NRP. We may also enter into other joint venture arrangements with third parties in the future. NRP has, and these third parties may have, obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third party obligations, including the ability of our joint venture partner in Ciner Wyoming, to satisfy their respective obligations, is outside our control. If these parties do not satisfy their obligations under the arrangement, our business may be adversely affected.
Our joint venture arrangement may involve risks not otherwise present without such partner, including, for example:

•	our joint venture partner shares certain blocking rights over transactions between Ciner Wyoming and its affiliates, including us;

•	our joint venture partner may take actions contrary to our instructions or requests or contrary to our policies or objectives;

•	although we control Ciner Wyoming, we owe contractual duties to Ciner Wyoming and its other owners, which may conflict with our interests and the interests of our unitholders; and

•	disputes between us and our joint venture partner may result in delays, litigation or operational impasses.

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
On July 18, 2013, the Partnership entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability (and the ability of our subsidiaries, including Ciner Wyoming) to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with our affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Revolving Credit Facility also contains a covenant requiring us to maintain a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.05 to 1.00 for the 2015 fiscal year, and not less than 1.10 to 1.00 thereafter. Our ability to meet that financial ratio and test can be affected by events beyond our control, and we cannot assure you that we will meet that ratio and test. The Revolving Credit Facility also requires that consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.
In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (1) failure to make payments required under the Revolving Credit Facility, (2) events of default resulting from our failure to comply with covenants and financial ratios in the Revolving Credit Facility, (3) the institution of insolvency or similar proceedings against us, (4) the occurrence of a default under any other material indebtedness we (or any of our subsidiaries) may have, including the Ciner Wyoming Credit Facility, and (5) the occurrence of a change of control. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests in Ciner Wyoming held by us.
Under the Revolving Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of, Ciner Holdings or Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or cease to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
The provisions of the Revolving Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Revolving Credit Facility could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the Revolving Credit Facility, terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, the lenders could foreclose on our assets, including without limitation our ownership interests in Ciner Wyoming, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 8, Financial Statements and Supplementary Data - Note 8, “Debt-Revolving Credit Facility.”
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
Restrictions in the Ciner Enterprises Credit Agreement could limit our ability to grow the business and our ability to distribute cash to our unitholders.
We and Ciner Wyoming are indirectly affected by certain prohibitions and limitations contained in a credit agreement (which expires on October 23, 2025) to which Ciner Enterprises (as borrower), and Ciner Holdings and Ciner Corp (as guarantors), are a party (as amended and restated or otherwise modified, the “Ciner Enterprises Credit Agreement”).
Specifically, Ciner Enterprises has agreed (subject to certain exceptions in addition to those described below) that it will not, and will not permit any of its subsidiaries, including Ciner Wyoming and us, to:

•	make distributions on or redeem or repurchase equity interests, other than distributions to our and Ciner Wyoming’s unitholders;

•	incur or guarantee additional debt, other than debt incurred under the Revolving Credit Facility or the Ciner Wyoming Credit Facility, among certain other types of permitted debt;

•
make certain investments and acquisitions, other than acquisitions by each of Ciner Wyoming and us, in an amount not to exceed $10 million and $2 million, respectively, and other exceptions set forth therein;

•	incur certain liens or permit them to exist, other than, with respect to our and Ciner Wyoming’s liens, an aggregate amount outstanding at any time equal to $200,000 and $1 million, respectively;

•	enter into certain types of transaction with affiliates, other than transactions between Ciner Wyoming and us;

•	merge or consolidate with another company; or

•	transfer, sell or otherwise dispose of assets, other than our and Ciner Wyoming’s dispositions of assets with a net book value not to exceed $500,000 and $2.5 million, respectively, in any given year.
Due to its ownership and control of our general partner, Ciner Enterprises has the ability to prevent Ciner Wyoming and us from taking actions that would cause Ciner Enterprises to violate any covenants in, or otherwise to be in default under, the Ciner Enterprises Credit Agreement. In deciding whether to prevent Ciner Wyoming or us from taking any such action, Ciner Enterprises will have no fiduciary duty to us or our unitholders. Moreover, if we or Ciner Wyoming desire to take any action, to the extent such action would not be permitted under the Ciner Enterprises Credit Agreement, Ciner Enterprises would be required to seek the consent of the lenders under the Ciner Enterprises Credit Agreement. Ciner Enterprises’ compliance with the covenants in the Ciner Enterprises Credit Agreement may restrict our and Ciner Wyoming’s ability to undertake certain actions that might otherwise be considered beneficial to us, including borrowing under the Revolving Credit Facility or the Ciner Wyoming Credit Facility to finance operations or expansions or to distribute cash to our and their respective unitholders.
Under the Ciner Enterprises Credit Agreement, a change of control is triggered if Ciner Enterprises and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of, Ciner Corp, Ciner Holdings or Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 51%

of the economic interests in Ciner Wyoming or cease to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
Any debt instruments that Ciner Enterprises or any of its affiliates enter into in the future, including any amendments to the Ciner Enterprises Credit Agreement, may include additional or more restrictive limitations that may impact our ability to conduct our business. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.
Ciner Holdings, the sole member of our general partner, is a guarantor under, and its equity interests and assets are pledged as collateral under, the Ciner Enterprises Credit Agreement; in the event Ciner Enterprises is unable to meet its obligations under that facility, or is declared bankrupt, Ciner Enterprises’ lenders may gain control of our general partner or, in the case of bankruptcy, our partnership may be dissolved.

Ciner Holdings, the sole member of our general partner, is a guarantor under the Ciner Enterprises Credit Agreement, and all Ciner Holdings’ assets (including its membership interests in our general partner) are subject to a lien under the Ciner Enterprises Credit Agreement. In the event Ciner Enterprises is unable to satisfy its obligations under the Ciner Enterprises Credit Agreement and the lenders foreclose on their collateral, the lenders will own our general partner, and effectively all of its assets, which include the general partner interest in us and our incentive distribution rights. In such event, the lenders would own the entity that controls our management and operation. Moreover, in the event Ciner Enterprises becomes insolvent or is declared bankrupt, our general partner also may be deemed insolvent or declared bankrupt. Under the terms of our partnership agreement, the bankruptcy or insolvency of our general partner may cause a dissolution of our partnership.
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
There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties on which we operate, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. For example, an accidental release from our facility could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Under the terms of the Indemnification Agreement, OCI Enterprises will continue to indemnify us for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets contributed to us and occurring before the closing date of our IPO. The maximum liability of OCI Enterprises for these indemnification obligations will not exceed $10 million, which may not be sufficient to fully compensate us for such claims, losses and expenses. Moreover, OCI Enterprises has not agreed to maintain any cash reserve to fund any indemnification obligations under the Indemnification Agreement. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. We may not be able to recover all or any of these costs from insurance. Please read Item 1, “Business—Environmental Matters” and Item 13, “Certain Relationships and Related Transactions, and Director Independence—Indemnification Agreement” for more information.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the soda ash we produce.
Many nations have agreed to limit emissions of “greenhouse gases,” or GHGs, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of coal, oil, natural gas and refined petroleum products, are GHGs regulated by the Kyoto Protocol. The United States signed, but did not ratify, the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol at this time, several states or geographic regions have adopted legislation and regulations to reduce emissions of GHGs. In December 2015, the United States was one of 195 countries to sign the so-called Paris Agreement. This Agreement also requires ratification to be effective. The EPA has adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles, and the other of which regulates emissions of GHGs from large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule in April 2010, and it became effective in January 2011. The EPA adopted the stationary source rule, also known as the “Tailoring Rule,” in May 2010, and it became effective in January 2011. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including soda ash manufacturers, beginning in 2011 for emissions occurring in 2010. In addition, the EPA has continued to adopt GHG regulations of other industries, such as the March 2012 proposed GHG rule restricting future development of coal-fired power plants and the EPA has continued to focus on the reduction of greenhouse gas emissions from power plants under the recently adopted Clean Power Plan. The Supreme Court of the United States has issued a stay until litigation over its legality is finished. As a result of this continued regulatory focus, future GHG regulations of the soda ash industry remain a possibility.
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG “cap and trade” programs. Although the U.S. Congress has not adopted such legislation at this time, it may do so in the future and many states continue to pursue regulations to reduce GHG emissions. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. These programs work by reducing the number of allowances available for purchase each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Restrictions on GHG emissions that may be imposed in various states could adversely affect the soda ash industry.
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
The performance and quality of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that employees that operate our assets adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition and results of operations.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the Wyoming Department of Environmental Quality (“WDEQ”) allows us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2015, the amount of our self-bond agreement with the WDEQ was $33.9 million. The Land Quality Division of the WDEQ periodically re-evaluates the amount of the bond, so the current amount is subject to increase.
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
Risks Inherent in an Investment in Us

Ciner Enterprises indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including Ciner Enterprises, have conflicts of interest with us and our unitholders and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our unitholders.
Ciner Enterprises indirectly owns and controls our general partner and Ciner Holdings will appoint all of the directors of our general partner, who in turn will appoint all of our general partner’s officers. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Ciner Enterprises. Therefore, conflicts of interest will arise between Ciner Enterprises or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations:

•
neither our partnership agreement nor any other agreement requires Ciner Enterprises to pursue a business strategy that favors us, and the directors and officers of Ciner Enterprises have a fiduciary duty to make these decisions in the best interests of Ciner Enterprises, which may be contrary to our interests. Ciner Enterprises may choose to shift the focus of its investment and growth to areas not served by our assets;

•
our general partner is allowed to take into account the interests of parties other than us, such as Ciner Enterprises, in exercising certain rights under our partnership agreement, which may effectively limit its duty to our unitholders;

•
many of the officers and four of the directors of our general partner are also officers and/or directors of Ciner Corp, a subsidiary of Ciner Enterprises, and will owe fiduciary duties to Ciner Corp and Ciner Enterprises. The officers of our general partner that are also officers of Ciner Corp will devote significant time to the business of Ciner Corp and will be compensated by Ciner Corp accordingly;

•
our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our largest customer is ANSAC, of which our affiliate, Ciner Corp, is one of three members, and the officers of our general partner periodically serve as chairman of ANSAC;

•	Ciner Enterprises and its affiliates are not limited in its ability to compete with us and may compete directly with us for acquisition opportunities;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that we distribute to our unitholders;

•
our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. Our partnership agreement does not set a limit on the amount of maintenance capital expenditures that our general partner may determine to be necessary or appropriate. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures” for a discussion regarding when a capital expenditure constitutes a maintenance capital expenditure or an expansion capital expenditure. This determination can affect the amount of cash that is distributed to our unitholders, which, in turn, may affect the ability of the subordinated units to convert. Please read Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Subordinated Units,” for more information;

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

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase our common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations that it and its affiliates owe to us, including Ciner Corp’s obligations under the Service Agreement and its commercial agreement with us;

•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us;

•	our general partner may transfer its incentive distribution rights without unitholder approval; and

•
our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. Any such election may result in lower distributions to the common unitholders in certain situations.

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
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
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

◦	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

◦	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦	determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or

◦
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
Ciner Enterprises and other affiliates of our general partner are not restricted in their ability to compete with us.
Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including Ciner Enterprises and its other subsidiaries, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Ciner Enterprises may make investments in and purchases of entities that acquire, own and operate other soda ash producing assets. Ciner Enterprises will be under no obligation to make any acquisition opportunities available to us. Moreover, while Ciner Enterprises may offer us the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we might make with respect to such opportunity.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Ciner Enterprises. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
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
The holder or holders of a majority of the incentive distribution rights, which is initially our general partner, have the right, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (48.0%) for each of the prior four consecutive fiscal quarters (and the amount of each such distribution did not exceed adjusted operating surplus for each such quarter), to reset the minimum quarterly distribution and the initial target distribution levels at higher levels based on our cash distribution at the time of the exercise of the reset election. Following such a reset election, the minimum quarterly distribution will be reset to an amount equal to the average cash distribution per unit for the two fiscal quarters immediately preceding the reset election (such amount is referred to as the “reset minimum quarterly distribution”), and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. Our general partner has the right to transfer the incentive distribution rights at any time, in whole or in part, and any transferee holding a majority of the incentive distribution rights will have the same rights as our general partner with respect to resetting target distributions.
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to appoint our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Ciner Holdings as a result of its ownership in our general partner and not by our unitholders. As a result of these limitations, the secondary market price at which the common units will trade could decline because of the absence or reduction of a takeover premium in the trading price. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to appoint directors or to conduct other matters routinely conducted at annual meetings of stockholders of corporations. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 662/3% of all outstanding common and subordinated units voting together as a single class is required to remove our general partner. As of March 7, 2016, Ciner Holdings owned 4,775,500 common units and 9,775,500 subordinated units, which together constitute an aggregate of 74.1% of the common units and subordinated units in us. Also, if our general partner is removed without cause during the subordination period and no units held by the holders of the subordinated units or their affiliates are voted in favor of that removal, all remaining subordinated units will automatically be converted into common units and any existing arrearages on the common units will be extinguished. Removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined in our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding our general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business, so the removal of our general partner because of unitholder dissatisfaction with the performance of our general partner in managing our partnership will most likely result in the termination of the subordination period and conversion of all subordinated units to common units.
Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of Ciner Enterprises to transfer its ownership interest in our general partner to a third party. In such a situation, the new members of our general partner would be in a position to replace the board of directors and executive officers of our general partner with their own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of our unitholders.
The incentive distribution rights held by our general partner, or indirectly held by Ciner Enterprises, may be transferred to a third party without unitholder consent.
Our general partner or Ciner Enterprises may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If Ciner Enterprises transfers the incentive distribution rights to a third party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if Ciner Enterprises had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by Ciner Enterprises could reduce the likelihood of Ciner Enterprises accepting offers made by us to purchase assets owned by it, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 7, 2016, Ciner Holdings owned an aggregate of 48.4% of our common units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), Ciner Holdings will own 74.1% of our common units.

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
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. Any additional partnership interests that we issue may be senior to the common units in right of distribution, liquidation and voting. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:

•	our existing unitholders’ proportionate ownership interest in us will decrease;

•	the amount of cash available for distribution on each unit may decrease;

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
Our partnership agreement restricts unitholders’ voting rights by providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner and its affiliates, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.
Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our earnings and therefore our ability to distribute cash to our unitholders. The amount and timing of such reimbursements will be determined by our general partner.
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf pursuant to the Services Agreement and expenses allocated to our general partner by its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us, including those allocated to us pursuant to the Services Agreement. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our earnings and therefore our ability to distribute cash to our unitholders.

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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business primarily in Wyoming and Georgia. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:

•	we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•
your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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
We are classified as an emerging growth company. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation. We have chosen to “opt out” of the extended transition period for complying with new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.
We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common units less attractive to investors.
We are an emerging growth company, as defined in the JOBS Act, and we have taken advantage and may in the future take advantage of certain temporary exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common units less attractive if we continue to rely on this exemption. If some investors find our common units less attractive as a result, there may be a less active trading market for our common units, and the secondary market price of our common units may be more volatile.

The New York Stock Exchange does not require a publicly-traded partnership like us to comply with certain of its corporate governance requirements.

Our common units are listed on the NYSE under the symbol “CINR.” Because we are a publicly-traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

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
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for U.S. federal income tax purposes or we were otherwise subject to a material amount of entity-level taxation, then our ability to distribute cash to our unitholders could be substantially reduced.
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are organized as a limited partnership under Delaware law, we will be treated as a corporation for U.S. federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, which would be taxable as dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes, and no income, gains, losses, deductions or credits recognized by us would flow through to our unitholders. Because tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced. Therefore, our treatment as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units. In addition, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, the cash available for distribution to our unitholders would be reduced and the value of our common units could be negatively impacted.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, the U.S. President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Further, the U.S. Treasury Department and the IRS have issued proposed regulations under Section 7704(d)(1)(E) of the Code, interpreting the scope of the qualifying income requirement for publicly traded partnerships by providing industry-specific guidance with respect to activities that will generate qualifying income. The proposed regulations, once issued in final form, may change interpretations of the current law relating to the characterization of income as qualifying income and could modify the amount of our gross income we are able to treat as qualifying income for purposes of the qualifying income requirement. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Any such changes could negatively impact the value of an investment in our common units.
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
The sale or exchange of 50% or more of our or Ciner Wyoming’s capital and profit interests during any twelve-month period will result in the termination of our partnership or Ciner Wyoming for U.S. federal income tax purposes.
We will be considered to have terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Therefore, a transfer by Ciner Enterprises of all or a portion of its interests in us could result in a termination of us as a partnership for U.S. federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being included in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single

Schedule K-1 to unitholders for the tax years in which the termination occurs. Similarly, any actual or deemed transfers of 50% or more of the capital of Ciner Wyoming in a twelve-month period will cause a termination of Ciner Wyoming, resulting in the same deferral of depreciation deductions discussed above with respect to our termination. The Transaction resulted in the technical termination of the Partnership and Ciner Wyoming for U.S. federal income tax purposes on October 23, 2015. We have made the request for special relief to the IRS.
Tax gain or loss on the disposition of our common units could be more or less than expected.
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and our unitholders tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income result in a decrease in their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation, depletion or certain other expense deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our liabilities, if they sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investments in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or “IRAs”, and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective U.S. federal tax rates, and non-U.S. persons will be required to file federal tax returns and pay tax on their shares of our taxable income. Prospective unitholders who are tax-exempt entities or non-U.S. persons should consult their tax advisor before investing in our common units.
If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce cash available for distribution to our unitholders.
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
Recently enacted legislation, applicable to partnership tax years beginning after 2017, alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under the new rules, unless we are eligible to and elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.
We will treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units, we will adopt depreciation, depletion and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although recently issued final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he or she would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
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
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is a unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns.
ITEM 1B. Unresolved Staff Comments

       None.
ITEM 2. Properties
In addition to the information provided below, information regarding our properties is included in Item 1. “Business — Our Operations,” “Leases and Licenses” and “Trona Reserves” and is incorporated by reference in this Item.
Our Green River Basin facility is situated on approximately 880 acres in the Green River Basin of Wyoming. We own the surface land and its improvements in fee, which we acquired pursuant to a quitclaim deed in 1991. See Item 1A, “Risk Factors—Risks Inherent in Our Business and Industry—Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs” for more information. We have operated our facility since 1996, prior to which Rhône-Poulenc was the operator. In addition, we have approximately 23,500 acres of subsurface leased/licensed mining areas. Four ponds on the property of our Green River Basin facility enable us to store the by-products from our refining process. We draw the water necessary for our refining processes from the nearby Green River. Our mining assets consist of two mining beds with five active mining faces at any one given time. The mine is served by three separate mine shafts.
Our general partner leases 21,688 square feet of office space for its headquarters in Atlanta, Georgia.
We believe that our facilities are adequate for our current and anticipated needs.
Item 3. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance.
On February 2, 2016, Ciner Wyoming LLC filed suit against Rock Springs Royalty Company (“RSRC”) in the Third Judicial District Court in Sweetwater County, Wyoming, Case No. C-16-77-L, seeking, among other things, to recover approximately $30 million in royalty overpayments.  The royalty payments arose under our license with RSRC, an affiliate of Anardarko Petroleum Corporation, to mine sodium minerals from lands located in Sweetwater County, Wyoming (“License”). The License sets the applicable royalty rate based on a most favored nation clause, where either the royalty rate is set at the same royalty rate we pay to other licensors in Sweetwater County for sodium minerals, or, if certain conditions are met, the royalty rate is set by the rate paid by a third party to Anadarko Petroleum Corporation under a separate license. In the lawsuit, we claim that RSRC has, for at least the last 10 years, been charging an arbitrarily high royalty rate in contradiction of the License terms. Although we intend to vigorously pursue collection of the full amount owed to us by RSRC, we cannot provide assurance as to what amount, if any, we may be able to collect.  At this early stage of the litigation it is not possible to predict whether settlement of this claim is a possibility.
Item 4. Mine Safety Disclosures
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our public common units began trading on the New York Stock Exchange ("NYSE") under the symbol "OCIR" on September 13, 2013. Effective November 6, 2015, the Partnership began trading under the new symbol "CINR". As of March 7, 2016, Ciner Holdings owned 4,775,500 common units and 9,775,500 subordinated units, which together constitute a 72.6% ownership interest in us and the public owned 5,089,335 common units. There are eight record holders of our outstanding common units as of March 7, 2016.
The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common units and cash distributions declared per unit.

	Sales Price per Common Units		Quarterly Cash Distribution Declared per Unit	Distribution Date	Record Date
Quarter Ended	High	Low
2015
Fourth Quarter	$24.77	$19.55	$0.5575	2/12/2016	1/29/2016
Third Quarter	26.10	19.45	0.5510	11/13/2015	10/30/2015
Second Quarter	25.61	21.60	0.5445	8/14/2015	7/31/2015
First Quarter	27.00	22.20	0.5380	5/15/2015	5/1/2015

2014
Fourth Quarter	$25.89	$20.70	$0.5315	2/13/2015	1/30/2015
Third Quarter	25.90	21.81	0.5250	11/14/2014	10/31/2014
Second Quarter	26.19	21.10	0.5000	8/14/2014	8/1/2014
First Quarter	22.85	20.22	0.5000	5/15/2014	4/30/2014
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

Any distributions we make will be characterized as made from “operating surplus” or “capital surplus.” Distributions of available cash from operating surplus are made differently than distributions of available cash that we would make from capital surplus. Operating surplus distributions will be made to first our unitholders. If our quarterly distributions exceed the first target distribution level described below, then operating surplus distributions will also be made to the holder of our incentive distribution rights (“IDRs”). We do not anticipate that we will make any distributions from capital surplus. If we do make any capital surplus distribution, however, we will distribute such amount pro rata to all unitholders. The holder of the IDRs would generally not participate in any capital surplus distributions with respect to those rights.
In determining operating surplus and capital surplus, we will only take into account our proportionate share of our interest in our consolidated subsidiaries, so long as they are not wholly owned, as well as our proportionate share of entities accounted for under the equity method.
Operating Surplus
We define operating surplus as:
•$20.0 million; plus
•all of our cash receipts, including amounts received by us from OCI Enterprises under the Omnibus Agreement for periods prior to the consummation of the Transaction, and, Ciner Corp under the Service Agreement for periods subsequent to the consummation of the Transaction, in each case, to the extent such amounts offset operating expenditures or lost revenue, and excluding cash from interim capital transactions (as defined below) and, under certain circumstances, the termination of hedge contracts; plus
•working capital borrowings, if any, made after the end of a period but on or before the date of determination of operating surplus for the period; plus
•cash distributions paid in respect of equity issued (including incremental distributions on IDRs), to finance all or a portion of replacement, improvement or expansion capital expenditures in respect of the period from such financing until the earlier to occur of (1) the date the related capital improvement commences commercial service and (2) the date that it is abandoned or disposed of; plus
•cash distributions paid in respect of debt or equity issued (including incremental distributions on IDRs) to pay the construction period interest on debt incurred, or to pay construction period distributions on equity issued, to finance the expansion capital expenditures referred to above, in each case, in respect of the period from such financing until the earlier to occur of (1) the date the capital asset is placed in service and (2) the date that it is abandoned or disposed of; less
•all of our operating expenditures (as defined below); less
•the amount of cash reserves or our proportionate share of cash reserves in the case of subsidiaries that are not wholly owned established by our general partner to provide funds for future operating expenditures; less
•all working capital borrowings not repaid within twelve months after having been incurred, or repaid within such twelve-month period with the proceeds of additional working capital borrowings; less
•any cash loss realized on disposition of an investment capital expenditure.
We will include in operating surplus, when collected, cash receipts equal to our proportionate share of accounts receivable that are retained by Ciner Corp (or OCI Enterprises for periods prior to the Transaction).
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
Capital Surplus
Capital surplus is defined in our partnership agreement as any available cash distributed in excess of our operating surplus. Accordingly, we will generate capital surplus generally only by the following (which we refer to as “interim capital transactions”):
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
Quarterly Distributions
On January 14, 2016, the Partnership declared its fourth quarter 2015 quarterly distribution. The quarterly cash distribution of $0.5575 per unit was paid on February 12, 2016 to unitholders of record on January 29, 2016.
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs and (4) assume there are no arrearages on common units.

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
Subordinated Units
General
Our partnership agreement provides that, during the subordination period (which we describe below), the common units will have the right to receive distributions from operating surplus each quarter in an amount equal to $0.5000 per common unit, defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before we may make any distributions from operating surplus on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions from operating surplus until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Furthermore, no arrearages will be paid on the subordinated units. The practical effect of this subordination provision is to increase the likelihood that, during the subordination period, there will be sufficient cash from operating surplus to pay the minimum quarterly distribution on the common units.
Determination of Subordination Period
Ciner Holdings currently owns all of our subordinated units. Except as described below, the subordination period began September 18, 2013 and will expire on the first business day after the distribution to unitholders in respect of any quarter, beginning with the quarter ending September 30, 2016, if each of the following has occurred:
•distributions from operating surplus on each of the outstanding common units; subordinated units and the related distribution on the general partner interest equaled or exceeded the sum of the minimum quarterly distribution for each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date;
•the “adjusted operating surplus” (as defined in our partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding such date equaled or exceeded the sum of the minimum quarterly distribution on all of the outstanding common units, subordinated units and the related distribution on the general partner interest during those periods on a fully diluted weighted average basis; and
•there were, on such date, no arrearages in payment of minimum quarterly distribution on the common units.
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
The following table summarizes our repurchase activity during the three months ended December 31, 2015:

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans
October 1 - October 31	17,735	$24.12	—	—
November 1 - November 30	—	$—	—	—
December 1 - December 31	—	$—	—	—
Total	17,735	$24.12	—	—
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
Item 6. Selected Financial Data
The following table provides selected historical financial data of the Partnership and our Predecessor for the periods and as of the dates indicated. The financial data provided should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As a result of the restructuring in connection with our IPO (the “Restructuring”), the historical results of our Predecessor have been restated to reflect the combination of the ownership interests in Ciner Wyoming previously held by our Predecessor adjusted for certain push-down accounting effects. Prior to the completion of the Restructuring, non-controlling interests in the consolidated financial statements of our Predecessor represented the 1.0% limited partner interest in Ciner Wyoming (formerly OCI Wyoming LLC) owned by OCI Wyoming Co. (“Wyoming Co.”) and the 48.51% general partner interest in Ciner Wyoming owned by NRP. Subsequent to the Restructuring and IPO, but prior to the conversion of Ciner Wyoming from a Delaware LP to a Delaware LLC, non-controlling interests in the consolidated financial statements of the Partnership consisted of 39.37% general partner interest and 9.63% limited partner interest in Ciner Wyoming owned by NRP. The selected consolidated financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from the audited consolidated financial statements of our Predecessor. The selected consolidated financial data for the year ended December 31, 2013 includes the combined results of our Predecessor through September 17, 2013 and the Partnership for the period from September 18, 2013 (the closing date of our IPO) through December 31, 2013, all derived from the Partnership’s 2013 audited financial statements.

				Predecessor Historical
Statement of operations data:	For the years ended December 31,
(In millions, except per unit data)	2015	2014	2013	2012	2011
Results of Operations:
Net sales	486.4	465.0	442.1	462.6	421.9
Cost of products sold, including freight costs, depreciation, depletion and amortization expense	356.1	347.7	349.0	331.5	308.4
Selling, general and administrative expenses	20.0	20.3	13.2	11.8	10.9
Loss on disposal of assets, net	0.2	1.0	—	—	—
Operating income	110.1	96.0	79.9	119.3	102.6
Interest income	—	—	—	0.2	0.2
Interest expense	(4.0)	(5.2)	(2.9)	(1.5)	(1.5)
Other - net	0.1	1.1	0.7	(0.6)	—
Income before provision for income taxes	106.2	91.9	77.7	117.4	101.3
Provision for income taxes	—	—	7.1	16.4	14.6
Net income	$106.2	$91.9	$70.6	$101.0	$86.7
Net income attributable to non-controlling interest	54.7	47.4	44.3	65.9	58.2
Net income attributable to Ciner Resources LP	$51.5	$44.5	$26.3	$35.1	$28.5
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	—	13.3	**	**
Net income attributable to Ciner Resources LP subsequent to initial public offering	$51.5	$44.5	$13.0	**	**

Net income per limited partner unit subsequent to initial public offering:
Common - Public and Ciner Holdings (basic and diluted)	$2.58	$2.23	$0.65	**	**
Subordinated - Ciner Holdings (basic and diluted)	$2.58	$2.23	$0.65	**	**

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8	**	**
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8	**	**

Cash distribution declared per unit (1)	$2.1910	$2.0565	$0.5707	**	**

Adjusted EBITDA (2)	$133.9	$120.5	$104.4	$142.4	$126.0

Distributable cash flow (1)(2)	$55.7	$53.1	$14.0	**	**

Distribution coverage ratio (1)(2)	1.27	1.29	1.23	**	**

** Information is not applicable for the pre-IPO periods.

(1)
For the year ended December 31, 2013, cash distribution declared per unit, distributable cash flow and distribution coverage ratio are as of the period from September 18, 2013, the closing date of our IPO, through December 31, 2013.

(2)
Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Please see non-GAAP reconciliations in, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for additional information.

				Predecessor Historical
Balance sheet data (at period end):	As of December 31,
(In millions)	2015	2014	2013	2012	2011
Total assets	$423.2	$447.4	$442.0	$425.6	$393.0
Long-term debt	110.0	145.0	155.0	48.0	52.0
Partners’ capital attributable to Ciner Resources LP	156.0	147.6	144.6	129.9	125.2
Non-controlling interests	107.2	100.9	96.7	142.5	120.6
Total equity	263.2	248.5	241.3	272.3	245.8

Cash flow data (at period end):			Predecessor Historical
(In millions)	For the years ended December 31,
Cash provided by (used in):	2015	2014	2013	2012	2011
Operating activities	$150.2	$106.1	$100.3	$101.8	$90.1
Investing activities	(35.7)	(27.2)	(16.2)	(27.4)	(25.8)
Financing activities	(125.1)	(94.8)	(59.9)	(78.5)	(48.3)
Capital Expenditures	(35.7)	(27.2)	(16.2)	(27.4)	(25.8)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References
References in this Annual Report on Form 10-K (“Report”) to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering (“IPO”), refer to Ciner Wyoming Holding Co. (“Ciner Holdings”, formerly known as OCI Wyoming Holding Co.) and its subsidiary, our predecessor for accounting purposes. References in this Report to “CINR”, the “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Holdings, which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
You should read the following management's discussion and analysis of financial condition and results of operations in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report.
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Report, as well as the historical consolidated financial statements and notes thereto of Ciner Holdings, our Predecessor. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Our actual results and financial condition may differ materially from those implied or expressed by these forward-looking statements. Please read “Cautionary Statement Concerning Forward-Looking Statements” and the risk factors discussed in Item 1A " Risk Factors" of this Report.

We are a Delaware limited partnership formed by Ciner Holdings to own 51% membership interest in, and to operate the trona ore mining and soda ash production business of, Ciner Wyoming. Ciner Wyoming is currently one of the world’s largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners LP ("NRP") currently owns a 49% membership interest in Ciner Wyoming.
On October 23, 2015, Ciner Enterprises indirectly acquired OCI Enterprises Inc.’s (“OCI Enterprises”) approximately 73% limited partner interest in the Partnership, as well as its 2% general partner interest and related incentive distribution rights (the “Transaction”). Prior to the Transaction, OCI Enterprises indirectly owned and controlled our general partner. The Transaction did not involve the sale or purchase of any of our common units held by the public. As a result of the closing of the Transaction, Ciner Enterprises indirectly owns and controls our general partner, and OCI Enterprises no longer has any direct or indirect ownership or control in the Partnership or our general partner.
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
Energy Costs
One of the primary drivers of our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we will continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio for the years ended December 31, 2015, 2014 and 2013, was 1.52: 1.0, 1.52: 1.0 and 1.59: 1.0, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 83.9%, 74.4% and 80.6% of our total freight costs for the years ended December 31, 2015, 2014 and 2013, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when there is persuasive evidence of an arrangement between us and the customer, products have been delivered to the customer, selling price is fixed, determinable or reasonably estimated and collection is reasonably assured. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Ciner Corp. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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

Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.93 and $6.00. The monthly Henry Hub natural gas settlement prices as of December 31, 2015 and 2014, were $1.93 and $3.48 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
Employee Compensation. See Item 8, “Financial Statements and Supplementary Data—Note 10, “Employee Compensation,” for information on the various plans.
Royalties.    We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs, which are calculated based upon a percentage of the value of soda ash sold, or a certain sum per each ton of such products. We also pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. Prior to the closing of the Transaction on October 23, 2015, under the Omnibus Agreement we reimbursed OCI Enterprises and its affiliates for the expenses incurred by them in providing services to us, and we also reimbursed OCI Enterprises for certain direct operating expenses they paid on our behalf. Subsequent to the closing of the Transaction, on October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
Results of Operations
A discussion and analysis of the factors contributing to our results of operations is presented below for the periods and as of the dates indicated. The consolidated financial statements for the year ended December 31, 2013, presents the results of operations for the Partnership, reflecting the combined ownership interests previously held by our Predecessor on a combined basis, adjusted for certain push-down accounting effects. Prior to the completion of the Restructuring, non-controlling interests in the consolidated financial statements of the Predecessor represented the 1.0% limited partner interest in Ciner Wyoming, formerly OCI Wyoming LLC, owned by OCI Wyoming Co. (“Wyoming Co.”) and the 48.51% general partner interest in Ciner Wyoming owned by NRP. Subsequent to the Restructuring and IPO, non-controlling interests in the consolidated financial statements of the Partnership consisted of 39.37% general partner interest and 9.63% limited partner interest in Ciner Wyoming owned by NRP. The financial statements, together with the following information, are intended to provide investors with a reasonable basis for assessing our historical operations, but should not serve as the only criteria for predicting our future performance.

The following tables set forth our results of operations for the years ended December 31, 2015, 2014 and 2013.

	Years Ended December 31,
(In millions; except for operating and other data section)	2015	2014	2013
Net sales	$486.4	$465.0	$442.1
Cost of products sold:
Cost of products sold	210.3	201.6	202.4
Depreciation, depletion and amortization expense	23.7	22.4	23.9
Freight costs	122.1	123.7	122.7
Total cost of products sold	356.1	347.7	349.0
Gross profit	130.3	117.3	93.1
Operating expenses:
Selling, general and administrative expenses	20.0	20.3	13.2
Loss on disposal of assets, net	0.2	1.0	—
Total operating expenses	20.2	21.3	13.2
Operating income	110.1	96.0	79.9
Other income/(expenses):
Interest expense	(4.0)	(5.2)	(2.9)
Other - net	0.1	1.1	0.7
Total other income/(expense), net	(3.9)	(4.1)	(2.2)
Income before provision for income taxes	106.2	91.9	77.7
Provision for income taxes	—	—	7.1
Net income	$106.2	$91.9	$70.6
Net income attributable to non-controlling interest	54.7	47.4	44.3
Net income attributable to Ciner Resources LP	$51.5	$44.5	$26.3
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	—	13.3
Net income attributable to Ciner Resources LP subsequent to initial public offering	$51.5	$44.5	$13.0

Operating and Other Data:
Trona ore consumed	4,040.3	3,869.5	3,921.5
Ore to ash ratio(1)	1.52: 1.0	1.52: 1.0	1.59: 1.0
Soda ash volume produced (thousands of short tons)	2,662.9	2,543.9	2,461.5
Soda ash volume sold (thousands of short tons)	2,655.4	2,548.3	2,492.2
Adjusted EBITDA(2)	$133.9	$120.5	$104.4
Adjusted EBITDA per short ton(3)	$50.43	$47.29	$41.89

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

(3)	Reflects Adjusted EBITDA divided by sales volumes.

Analysis of Results of Operations

The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions, except per ton data)	2015	2014	2013	2015 vs 2014	2014 vs 2013

Net sales:
Domestic	$194.0	$194.8	$195.1	(0.4)%	(0.2)%
International	$292.4	$270.2	$247.0	8.2%	9.4%
Total net sales	$486.4	$465.0	$442.1	4.6%	5.2%
Sales volumes:
Domestic (thousands of short tons)	851.9	817.8	802.6	4.2%	1.9%
International (thousands of short tons)	1,803.5	1,730.5	1,689.6	4.2%	2.4%
Total soda ash volume sold (thousands of short tons)	2,655.4	2,548.3	2,492.2	4.2%	2.3%
Average sales price (per short ton):
Domestic	$227.78	$238.20	$243.05	(4.4)%	(2.0)%
International	$162.11	$156.16	$146.23	3.8%	6.8%
Average	$183.18	$182.49	$177.41	0.4%	2.9%
Percent of net sales:
Domestic sales	39.9%	41.9%	44.1%
International sales	60.1%	58.1%	55.9%
Total percent of net sales	100.0%	100.0%	100.0%
2015 compared to 2014
Consolidated Results
Net sales. Net sales increased by 4.6% to $486.4 million for the year ended December 31, 2015 from $465.0 million for the year ended December 31, 2014, driven by increases in both international average sales price of 3.8% and soda ash volumes sold of 4.2%. These positive results were partially offset by a decrease in average domestic sales price of 4.4% during the year 2015 compared to 2014, primarily driven by a change in percentage of volumes sold to customer contracts taking delivery of product at our plant. Generally, we sell soda ash on a delivered basis, inclusive of freight, which is included both in net sales and cost of products sold.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 2.4% to $356.1 million for the year ended December 31, 2015 from $347.7 million for the year ended December 31, 2014, primarily as a result of the following:

•
an increase of 14.2% in royalties paid to $21.7 million for the year ended December 31, 2015, as compared to $19.0 million for the year ended December 31, 2014, driven by increased sales volumes and an increase in the federal royalty rate to 6% from 4% as a result of the Helium Stewardship Act of 2013 expiring in September 2015;

•
an increase of 12.3% in compensation and benefits to $65.9 million for year ended December 31, 2015, compared to $58.7 million for the year ended December 31, 2014, partly due to a $4.6 million increase in pension benefit expense driven by unfavorable effects of lower actuarial discount rates and market returns and $2.1 million increase in salaries and wages;

•
an increase in operating and maintenance supply costs of 6.5% to $19.6 million for year ended December 31, 2015, compared to $18.4 million for the year ended December 31, 2014, partly due to scope of maintenance projects and unplanned equipment repairs; and

•
an increase of 5.8% in depreciation, depletion and amortization expense to $23.7 million for year ended December 31, 2015, compared to $22.4 million for the year ended December 31, 2014; partly offset by

•	a decrease of 5.5% in energy costs to $61.8 million for the year ended December 31, 2015, compared to $65.4 million for the year ended December 31, 2014, due primarily to lower natural gas prices; and

•
a decrease of 1.3% in freight costs to $122.1 million for the year ended December 31, 2015, as compared to $123.7 million for the year ended December 31, 2014, due to one of our large domestic customer contracts taking delivery of product at our plant.

Gross profit. Gross profit increased by 11.1% to $130.3 million for the year ended December 31, 2015, compared to $117.3 million for the year ended December 31, 2014, primarily due to higher volumes sold and higher international prices over the period as discussed above.
Operating income.   As a result of the foregoing, operating income increased by 14.8% to $110.1 million for the year ended December 31, 2015 compared to $96.0 million for the year ended December 31, 2014.
Net income.    As a result of the foregoing, net income increased by 15.6% to $106.2 million for the year ended December 31, 2015, compared to $91.9 million for the year ended December 31, 2014.

2014 compared to 2013
Consolidated Results
Net sales. Net sales increased by 5.2% to $465.0 million for the year ended December 31, 2014 from $442.1 million for the year ended December 31, 2013, driven by increases in both international average sales price of 6.8% and total volumes sold of 2.3%, partially offset by a decrease in domestic average sales price of 2.0%.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, decreased by 0.4% to $347.7 million for the year ended December 31, 2014 from $349.0 million for the year ended December 31, 2013, primarily as a result of the following:

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

•
a decrease of 6.3% in depreciation, depletion and amortization expense to $22.4 million for year ended December 31, 2014, compared to $23.9 million for the year ended December 31, 2013, due primarily to certain in-service equipment reaching their maximum depreciable lives, moderately offset by, fixed asset additions during the year; and

•
a decrease of 3.1% in royalties paid to $19.0 million for the year ended December 31, 2014, as compared to $19.6 million for the year ended December 31, 2013, driven by a reduction in the federal royalty rate from 6% to 4% (“Helium Stewardship Act of 2013”), which expired in September 2015, partially offset by an increase in royalty accruals due to increased production volumes during the year; partly offset by

•
an increase of 16.7% in natural gas costs to $38.5 million for the year ended December 31, 2014, compared to $33.0 million for the year ended December 31, 2013, due to higher prices and production volume growth; and

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
Other income/(expense), net.   Our total other non-operating expense increased to $4.1 million for the year ended December 31, 2014, compared to $2.2 million for the year ended December 31, 2013, primarily due to the interest expense recorded in the current year related to our July 2013 debt restructuring and the resulting higher average principal balance of our long-term debt during 2014 versus 2013.

Provision for income taxes. Our Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to our Predecessor based on separate company computations of income or loss. The income tax expense for the year ended December 31, 2013 are those of our Predecessor. Due to our status as a master limited partnership as of the IPO, we have not been subject to U.S. federal income tax and certain state income taxes subsequent to September 18, 2013.
Net income.  As a result of the foregoing, net income increased by 30.2% to $91.9 million for the year ended December 31, 2014, compared to $70.6 million for the year ended December 31, 2013.
Liquidity and Capital Resources
Sources of liquidity include cash generated from operations and borrowings under credit facilities and capital calls from partners. We use cash and require liquidity primarily to finance and maintain our operations, fund capital expenditures for our property, plant and equipment, make cash distributions to holders of our partnership interests, pay the expenses of our general partner and satisfy obligations arising from our indebtedness. Our ability to meet these liquidity requirements will depend on our ability to generate cash flow from operations.
Our sources of liquidity include:

•	cash generated from our operations;

•
Approximately $80 million ($190 million, less $90 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined in Part II, Item 8, Financial Statements and Supplementary Data - Note 8, “Debt”), subject to availability. During the year ended December 31, 2015 we had net repayments on the Ciner Wyoming Credit Facility of $35 million;

•	$10 million available for borrowing under the Revolving Credit Facility (as defined in Part II, Item 8, Financial Statements and Supplementary Data - Note 8, “Debt”), subject to availability.
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
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. As of December 31, 2015, we had a working capital surplus of $103.7 million as compared to a working capital surplus of $131.1 million as of December 31, 2014. The decrease in working capital surplus as of December 31, 2015 compared to December 31, 2014 was due primarily to lower accounts receivable as a result of lowering our days sales outstanding and less cash and cash equivalents at the end of the current period partly related to net repayments on revolving credit facility of $35.0 million during the year ended December 31, 2015.
Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations.
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
The following table below summarizes our capital expenditures, on an accrual basis:

	Years Ended December 31,
($ in millions)	2015	2014	2013
Maintenance	$16.1	$10.4	$14.3
Expansion	18.0	20.0	2.7
Total	$34.1	$30.4	$17.0
The increase in capital expenditures during 2015 and 2014 versus 2013, are due to limiting our capital expenditures to routine maintenance and minor expansionary debottlenecking projects in 2013.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Cash provided by (used in):
Operating activities	$150.2	$106.1	$100.3	41.6%	5.8%
Investing activities	(35.7)	(27.2)	(16.2)	31.3%	67.9%
Financing activities	(125.1)	(94.8)	(59.9)	32.0%	58.3%

Operating Activities
Our operating activities during the year ended December 31, 2015 provided $150.2 million, an increase of 41.6% from the $106.1 million generated during the year ended December 31, 2014 primarily as a result of the following:

•	an increase of 15.6% in net income during the year ended December 31, 2015, compared to prior year; and

•	an increase in cash flows provided by working capital of $17.8 million during the year ended December 31, 2015 compared to $9.8 million of cash flows used in in working capital in the prior year.

Our operating activities during the year ended December 31, 2014 provided $106.1 million an increase of 5.8% over the $100.3 million generated during the year ended December 31, 2013, primarily as a result of the following:

•	an increase of 30.2% in net income during the year ended December 31, 2014, compared to prior year; offset by

•	a decrease in cash flows used in working capital of $9.8 million during the year ended December 31, 2014 compared to $5.5 million of cash flows provided by working capital in the prior year.
Investing Activities
We used cash flows of $35.7 million in investing activities during the year ended December 31, 2015, compared to $27.2 million used during 2014 and $16.2 million used during 2013, all related to the funding of capital expenditures as described in “Capital Expenditures” above.

Financing Activities
Cash used in financing activities of $125.1 million during the year ended December 31, 2015 increased by 32.0% over prior year, primarily due to distributions paid during the year of $90.1 million and net repayments on revolving credit facility totaling $35 million. During 2014, the cash used in financing activities of $94.8 million were driven by the distributions paid of $84.8 million and $10.0 million repayment of long-term debt. During 2013, the cash flows used in financing activities of $59.9 million were mainly due to distributions paid during the year of $162.9 million and $32.0 million repayment of long-term debt, offset by the $135.0 million of net proceeds received from the issuance of the revolving credit facility.

Borrowings under the Ciner Wyoming Credit Facility, if any, were at variable interest rates.

($ in millions)	As of and for the quarter ended	As of and for the year ended	As of and for the year ended	As of and for the year ended
	December 31, 2015		December 31, 2014	December 31, 2013
Short-term borrowings from banks:
Outstanding amount at period ending	$90.0	$90.0	$125.0	$135.0
Weighted average interest rate at period ending	2.9%	2.9%	2.8%	2.2%
Average daily amount outstanding for the period	$100.0	$113.7	$135.0	$135.0
Weighted average daily interest rate for the period	2.8%	2.8%	2.9%	2.2%
Maximum month-end amount outstanding during the period	$101.0	$125.0	$135.0	$135.0
Debt
See in Part II, Item 8, Financial Statements and Supplementary Data - Note 8, “Debt”, for details of our outstanding debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2015:

	Payments Due by Period
	2016	2017	2018	2019	2020	Thereafter	Total
($ in millions)
Long-term debt	$—	$8.6	$101.4	$—	$—	$—	$110.0
Purchase obligations (1)	27.3	23.1	20.6	14.8	12.7	3.2	101.7
Interest payments (2)	3.2	3.2	1.5	—	—	—	7.9
Foreign exchange forward contracts	4.2	—	—	—	—	—	4.2
Lease obligations (3)	0.15	0.15	0.15	0.15	0.15	1.53	2.3
Asset retirement Obligation (4)	—	—	—	—	—	141.4	141.4
Total	$34.9	$35.1	$123.7	$15.0	$12.9	$146.1	$367.5

(1) Purchase obligations primarily include agreement to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term utility contracts with various terms extending through 2021. These commitments are designed to assure source of supply for our normal requirements. The amounts include physical and financial natural gas hedge commitments, as well as, purchase obligations under a contract for the transportation of gas, which may be canceled by either upon 12 months’ advance written notice to the other party.
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2015.
(3) Minimum contractual rental commitments of various operating leases, including renewal periods.
(4) Asset retirement obligations are the liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of thirty years.
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
Off-Balance Sheet Arrangements
See Part II, Item 8, Financial Statements and Supplementary Data - Note 14, Commitments and Contingencies - “Off-Balance-Sheet Arrangements”, for more information regarding our off-balance-sheet arrangements.

Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). We also present the non-GAAP financial measures of:

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

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Years Ended December 31,
(In millions, except per unit data)	2015	2014	2013
Reconciliation of Adjusted EBITDA to net income:
Net income	$106.2	$91.9	$70.6
Add backs:
Depreciation, depletion and amortization expense	23.7	22.4	23.9
Interest expense	4.0	5.2	2.8
Loss on disposal of assets, net	—	1.0	—
Taxes	—	—	7.1
Adjusted EBITDA	$133.9	$120.5	$104.4
Less: Adjusted EBITDA attributable to non-controlling interest	67.7	60.8	57.3
Adjusted EBITDA attributable to Ciner Resources LP	$66.2	$59.7	$47.1
Less: Adjusted EBITDA attributable to Predecessor through September 17, 2013	—	—	29.8
Adjusted EBITDA attributable to Ciner Resources LP	$66.2	$59.7	$17.3

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	66.2	59.7	17.3
Less: Cash interest expense, net attributable to Ciner Resources LP	2.1	2.2	0.6
Maintenance capital expenditures attributable to Ciner Resources LP(1)	8.4	4.4	2.7
Distributable cash flow attributable to Ciner Resources LP (2)	$55.7	$53.1	$14.0

Total distributions to unitholders and general partner(2)	$43.8	$41.1	$11.4

Distribution Coverage Ratio	1.27	1.29	1.23

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$150.2	$106.1	$100.3
Add/(less):
Amortization of long-term loan financing	(0.4)	(0.4)	—
Equity-based compensation expense	(1.1)	(0.4)	—
Deferred income taxes	—	—	(0.3)
Net change in working capital	(17.8)	9.8	(5.5)
Interest expense	4.0	5.2	2.8
Taxes	—	—	7.1
Other non-cash items	(1.0)	0.2	—
Adjusted EBITDA	133.9	120.5	104.4
Less: Adjusted EBITDA attributable to non-controlling interest	67.7	60.8	57.3
Adjusted EBITDA attributable to Ciner Resources LP	66.2	59.7	47.1
Less: Adjusted EBITDA attributable to Predecessor through September 17, 2013	—	—	29.8
Adjusted EBITDA attributable to Ciner Resources LP	$66.2	$59.7	$17.3
Less: Cash interest expense, net attributable to Ciner Resources LP	2.1	2.2	0.6
Maintenance capital expenditures attributable to Ciner Resources LP(1)	8.4	4.4	2.7
Distributable cash flow attributable to Ciner Resources LP(2)	$55.7	$53.1	$14.0

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

(2) For the year ended December 31, 2013, distributable cash flow attributable to CINR is calculated for the period from September 18, 2013, the closing date of our IPO, until December 31, 2013.
Critical Accounting Policies and Estimates
Our significant accounting policies are disclosed in Item 8, "Financial Statements and Supplementary Data - Note  2 , “Summary of Significant Accounting Policies.” The accounting policies and estimates that we believe are the most critical to an understanding of our results of operations and financial condition are those that require complex management judgment regarding matters that are highly uncertain at the time policies were applied and estimates were made. These accounting policies and estimates are discussed below; however, the additional accounting policy detail in the footnote previously referenced is important to the discussion of each of the topics. Different estimates reasonably could have been used in the current period that would have had a material effect on these consolidated financial statements, and changes in these estimates are likely to occur from period-to-period in the future.

Revenue Recognition - We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, which is normally free on board (“FOB”) terms or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates are accounted for as sales deductions. We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of products sold.
Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Part II, Item 8. "Financial Statements and Supplementary Data" - Note 2 - Summary of Significant Accounting Policies, in the notes to consolidated financial statements.
Supplementary Selected Quarterly Financial Data
The following is selected unaudited condensed consolidated data for Ciner Resources LP for the quarters indicated:

($ in millions, except per unit data)	Q4-15	Q3-15	Q2-15	Q1-15	Q4-14	Q3-14	Q2-14	Q1-14

Net sales	$126.4	$117.3	$122.2	$120.4	$126.0	$109.8	$113.0	$116.2
Cost of products sold	91.7	84.9	91.4	88.0	91.0	81.6	85.7	89.4
Gross profit	34.7	32.4	30.8	32.4	35.0	28.2	27.3	26.8
Operating expenses	6.1	4.5	4.7	4.9	6.0	6.0	5.1	4.2
Operating income	28.6	27.9	26.1	27.5	29.0	22.2	22.2	22.6
Other income/(expense), net	(0.3)	(1.0)	(1.6)	(1.0)	(1.4)	(0.6)	(1.1)	(1.0)
Net income	$28.3	$26.9	$24.5	$26.5	$27.6	$21.6	$21.1	$21.6
Net income attributable to non-controlling interest	14.4	13.8	12.8	13.7	14.1	11.2	10.8	11.3
Net income attributable to Ciner Resources LP	$13.9	$13.1	$11.7	$12.8	$13.5	$10.4	$10.3	$10.3

Operating and Other Data:
Trona ore consumed	1,052.1	991.1	980.0	1017.1	1,013.0	944.5	916.4	995.7
Ore to ash ratio(1)	1.55: 1.0	1.51: 1.0	1.50: 1.0	1.51: 1.0	1.53: 1.0	1.49:1.0	1.52:1.0	1.54:1.0
Soda ash volume produced (thousands of short tons)	679.1	655.5	654.8	673.4	660.1	634.4	600.9	648.6
Soda ash volume sold (thousands of short tons)	704.3	637.6	660.4	653.1	685.6	597.9	609.5	655.2
Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.69	$0.65	$0.59	$0.64	$0.68	$0.52	$0.51	$0.52
Subordinated - Ciner Holdings (basic and diluted)	$0.69	$0.65	$0.59	$0.64	$0.68	$0.52	$0.51	$0.52

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8	9.8	9.8	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8	9.8	9.8	9.8	9.8	9.8

Cash distribution declared per unit	$0.5575	$0.5510	$0.5445	$0.5380	$0.5315	$0.5250	$0.5000	$0.5000

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.
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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2015 was $110.0 million (as of December 31, 2014: $145.0 million). This debt had a weighted average annual interest rate of 2.9% as of December 31, 2015 (as of December 31, 2014: 2.9%). Based on the variable rate debt in our debt instruments as of December 31, 2015, we estimate that a 1% increase in interest rates would have increased interest expense by $0.4 million and a 1% decrease in interest rates would have decreased interest expense by less than $0.1 million.

We have entered into interest rate swap contracts designed to hedge our exposure to possible increases in interest rates. These contracts allow us to pay a fixed interest rate to the counterparties in exchange for our receipt of payments, from the counterparties, with floating interest rates, thereby allowing us to effectively fix our interest rate payments on our variable rate debt. These contracts had an aggregate notional value of $74.0 million and a fair value liability of $0.8 million as of December 31, 2015 (as of December 31, 2014: an aggregate notional value of $76.0 million; a fair value liability of $0.7 million).
Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations. To reduce that risk, we generally hedge one half of our anticipated currency exposure for the next budget period. As Ciner Corp, on our behalf, finalizes customer contracts, we may increase this percentage up to 80% of expected sales. These contracts are for periods consistent with the underlying currency exposure and generally have maturities of one year or less. These contracts, which are predominantly used to purchase U.S. dollars and sell Euros, had an aggregate notional value of $4.2 million and a fair value asset of $0.1 million as of December 31, 2015 (as of December 31, 2014; an aggregate notional value of $6.9 million; a fair value asset of $0.6 million).
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Iberdrola. The purchase price we pay does not include the cost of freight so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. We can give no assurance that we will continue this practice. Historically, we have taken physical delivery under our physical gas contract and we intend to take physical delivery in the future. In addition, to manage our exposure to fluctuating natural gas prices, we enter into financial gas forward purchase contracts. We generally designate our financial gas forward contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The aggregate notional value and fair value of our financial gas forward purchase contracts at December 31, 2015 was $15.8 million and $3.4 million, respectively. We had no similar contracts outstanding as of December 31, 2014.
ITEM 8. Financial Statements and Supplementary Data

Management’s Annual Report on Internal Control over Financial Reporting
The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed under the supervision of the Partnership’s principal executive officer and principal financial officer to provide reasonable assurance to the Partnership’s management and our general partner’s Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2015 our internal control over financial reporting is effective.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ciner Resources LP and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 11, 2016

CINER RESOURCES LP CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$20.4	$31.0
Accounts receivable, net	33.8	35.5
Accounts receivable - ANSAC	52.2	70.4
Due from affiliates, net	11.9	19.6
Inventory	26.4	22.5
Other current assets	2.2	1.8
Total current assets	146.9	180.8
Property, plant and equipment, net	255.2	245.0
Other non-current assets	21.1	21.6
Total assets	$423.2	$447.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	13.4	13.1
Due to affiliates	4.6	7.1
Accrued expenses	25.2	29.5
Total current liabilities	43.2	49.7
Long-term debt	110.0	145.0
Other non-current liabilities	6.8	4.2
Total liabilities	160.0	198.9
Commitments and Contingencies (See Note 14)
Equity:
Common unitholders - Public and Ciner Holdings (9.8 units issued and outstanding at December 31, 2015 and 2014, respectively)	110.8	106.3
Subordinated unitholders - Ciner Holdings (9.8 units issued and outstanding at December 31, 2015 and 2014, respectively)	43.3	37.9
General partner unitholders - Ciner GP (0.4 units issued and outstanding at December 31, 2015 and 2014, respectively)	4.0	3.8
Accumulated other comprehensive loss	(2.1)	(0.4)
Partners’ capital attributable to Ciner Resources LP	156.0	147.6
Non-controlling interests	107.2	100.9
Total equity	263.2	248.5
Total liabilities and partners’ equity	$423.2	$447.4
See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per unit data)	2015	2014	2013

Net sales:
Sales - Affiliates	$265.3	$236.7	$211.6
Sales - others	221.1	228.3	230.5
Total net sales	$486.4	$465.0	$442.1
Cost of products sold:
Cost of products sold	210.3	201.6	202.4
Depreciation, depletion and amortization expense	23.7	22.4	23.9
Freight costs	122.1	123.7	122.7
Total cost of products sold	356.1	347.7	349.0
Gross profit	130.3	117.3	93.1
Operating expenses:
Selling, general and administrative expenses - others	4.3	3.3	0.7
Selling, general and administrative expenses - Affiliates	15.7	17.0	12.5
Loss on disposal of assets, net	0.2	1.0	—
Total operating expenses	20.2	21.3	13.2
Operating income	110.1	96.0	79.9
Other income/(expenses):
Interest expense	(4.0)	(5.2)	(2.9)
Other - net	0.1	1.1	0.7
Total other income/(expense), net	(3.9)	(4.1)	(2.2)
Income before provision for income taxes	106.2	91.9	77.7
Provision for income taxes	—	—	7.1
Net income	$106.2	$91.9	$70.6
Net income attributable to non-controlling interest	54.7	47.4	44.3
Net income attributable to Ciner Resources LP	$51.5	$44.5	$26.3
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	—	13.3
Net income attributable to Ciner Resources LP subsequent to initial public offering	$51.5	$44.5	$13.0
Other comprehensive loss:
Income (loss) on derivative financial instruments	(3.4)	(0.2)	—
Comprehensive income	102.8	91.7	70.6
Comprehensive income attributable to non-controlling interest	53.0	47.3	44.3
Comprehensive income attributable to Ciner Resources LP	$49.8	$44.4	$26.3
Less: Predecessor comprehensive income prior to initial public offering on September 18, 2013	—	—	13.1
Comprehensive income attributable to Ciner Resources LP subsequent to initial public offering	$49.8	$44.4	$13.2

Net income per limited partner unit subsequent to initial public offering:
Common - Public and Ciner Holdings (basic and diluted)	$2.58	$2.23	$0.65
Subordinated - Ciner Holdings (basic and diluted)	$2.58	$2.23	$0.65

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8

  See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2015	2014	2013

Cash flows from operating activities:
Net income	$106.2	$91.9	$70.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	24.1	22.8	23.9
Loss on disposal of assets, net	0.2	1.0	—
Equity-based compensation expense	1.1	0.4	—
Deferred income taxes	—	—	0.3
Other non-cash items	0.8	(0.2)	—
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	1.7	(1.1)	0.8
Accounts receivable - ANSAC	18.2	(12.3)	(4.2)
Inventory	(3.7)	(1.5)	—
Other current and other non-current assets	(0.9)	—	(2.0)
Due from affiliates, net	7.7	0.8	5.5
Increase/(decrease) in:
Accounts payable	1.8	(3.5)	0.1
Due to affiliates	(1.1)	4.8	5.6
Accrued expenses and other liabilities	(5.9)	3.0	(0.3)
Net cash provided by operating activities	150.2	106.1	100.3
Cash flows from investing activities:
Capital expenditures	(35.7)	(27.2)	(16.2)
Net cash used in investing activities	(35.7)	(27.2)	(16.2)
Cash flows from financing activities:
Proceeds from issuance of common units, net of offering costs	—	—	83.3
Distribution of IPO proceeds to Predecessor and its affiliate	—	—	(83.3)
Proceeds from issuance of revolving credit facility	—	—	135.0
Borrowings on revolving credit facility	5.0	—	—
Repayments on revolving credit facility	(40.0)	(10.0)	(32.0)
Distributions to common unitholders	(21.2)	(20.5)	—
Distributions to subordinated unitholders	(21.2)	(20.5)	—
Distributions to general partner	(0.9)	(0.8)	—
Distributions to Predecessor	—	—	(72.9)
Distributions to non-controlling interest	(46.8)	(43.0)	(90.0)
Net cash used in financing activities	(125.1)	(94.8)	(59.9)
Net (decrease)/increase in cash and cash equivalents	(10.6)	(15.9)	24.2
Cash and cash equivalents at beginning of year	31.0	46.9	22.7
Cash and cash equivalents at end of year	$20.4	$31.0	$46.9

Supplemental disclosure of cash flow information:
Interest paid during the year	$4.1	$4.3	$2.3

Supplemental disclosure of non-cash operating activities:
Predecessor net liabilities not assumed by the Partnership	$—	$—	$61.5
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$3.0	$4.6	$0.8
 See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF EQUITY

		Partnership
	Predecessor	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners' Capital Attributable to CINR and Predecessor's Net Equity	Noncontrolling Interests	Total Equity
(In millions)
Balance at January 1, 2013	$130.0	$—	$—	$—	$(0.2)	$129.8	$142.5	$272.3
Net income through September 17, 2013	13.3	—	—	—	—	13.3	30.8	44.1
Distributions	(72.9)	—	—	—	—	(72.9)	(90.0)	(162.9)
Balance at September 18, 2013 (date of offering)	70.4	—	—	—	(0.2)	70.2	83.3	153.5
Net liabilities not assumed by the Partnership	61.5	—	—	—	(0.1)	61.4	(0.1)	61.3
Allocation of net Predecessor investment to unitholders	(131.9)	42.2	86.2	3.5	—	—	—	—
Partnership net income from September 18, 2013	—	6.3	6.4	0.3	—	13.0	13.5	26.5
Proceeds from initial public offering, net	—	83.3	—	—	—	83.3	—	83.3
Distribution of IPO proceeds to Predecessor and its affiliate	—	(27.3)	(56.0)	—	—	(83.3)	—	(83.3)
Balance at December 31, 2013	—	104.5	36.6	3.8	(0.3)	144.6	96.7	241.3
Partnership net income	—	21.9	21.8	0.8	—	44.5	47.4	91.9
Other comprehensive income/(loss)	—	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Equity-based compensation plan activity	—	0.4	—	—	—	0.4	—	0.4
Distributions	—	(20.5)	(20.5)	(0.8)	—	(41.8)	(43.0)	(84.8)
Balance at December 31, 2014	—	106.3	37.9	3.8	(0.4)	147.6	100.9	248.5
Partnership net income	—	25.3	25.2	1.0	—	51.5	54.7	106.2
Other comprehensive income/(loss)	—	—	—	—	(1.7)	(1.7)	(1.7)	(3.4)
Equity-based compensation plan activity	—	0.5	—	—	—	0.5	—	0.5
Distributions	—	(21.2)	(21.2)	(0.9)	—	(43.3)	(46.8)	(90.1)
Non-cash contribution from parent	—	—	1.3	—	—	1.3	—	1.3
Balance at December 31, 2015	—	$110.8	$43.3	$4.0	$(2.1)	$156.0	$107.2	$263.2

The sums of some of the rows and columns may not sum due to rounding.
 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Nature of Operations
As used in this Report, the terms “Ciner Resources LP,” “the “Partnership,” “CINR,” “we,” “us,” or “our” may refer to Ciner Resources LP, formerly OCI Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings” or ), formerly OCI Wyoming Holding Co. Ciner Holdings, a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”), formerly OCI Chemical Corporation, wholly-owns Ciner Resource Partners LLC (our “general partner” or “Ciner GP”), formerly OCI Resource Partners LLC. Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. Ciner Wyoming LLC (“Ciner Wyoming”), formerly OCI Wyoming LLC, is in the business of mining trona ore to produce soda ash, and a majority-owned subsidiary of the Partnership. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All our soda ash processed is sold to various domestic and European customers, and to American Natural Soda Ash Corporation (“ANSAC”) which is an affiliate for export sales. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners LP (“NRP”), currently owns a 49.0% membership interest in Ciner Wyoming.
Completed Sale Transaction

On October 23, 2015, Ciner Enterprises acquired 100% of OCI Chemical Corporation in a stock purchase transaction from OCI Enterprises Inc. (“OCI Enterprises”) (the “Transaction”). OCI Chemical Corporation was subsequently renamed Ciner Resources Corporation. Ciner Corp owns indirectly the Partnership, through Ciner Holdings’, approximately 73% limited partner interest, and approximately 2% general partner interest and 100% of the related incentive distribution rights currently held by our general partner. As a result of the closing of the Transaction, OCI Enterprises no longer has any direct or indirect ownership interest in the Partnership or our general partner.

In connection with the closing of the Transaction, Ciner Enterprises (as borrower), and Ciner Holdings and Ciner Corp (as guarantors), entered into a credit agreement (as amended and restated or otherwise modified, the “Ciner Enterprises Credit Agreement”), which expires on October 23, 2025 and is secured by certain assets, including the common units and the subordinated units of the Partnership owned by Ciner Holdings.

On November 5, 2015, in connection with the closing of the Transaction, the Partnership changed its name from OCI Resources LP to Ciner Resources LP.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of the Partnership and its subsidiary have been prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The year ended December 31, 2013, includes the combined results of Ciner Holdings and its subsidiary (the "Predecessor") through September 17, 2013 and the Partnership for the period from September 18, 2013 through December 31, 2013 and unless otherwise noted, financial information for our Predecessor and the Partnership is presented before non-controlling interest.
Non-Controlling Interests
In connection with the conversion of Ciner Wyoming from a Delaware limited partnership (“LP”) to a Delaware limited liability company (“LLC”), in June 2014, NRP’s general partner interest and limited partnership interest were converted into a single-class of membership interests in Ciner Wyoming, which currently consists of 49.0% membership interest in Ciner Wyoming. Prior to the completion of the initial public offering (“IPO”) and the restructuring transaction completed in connection therewith (the “Restructuring”), non-controlling interests in the consolidated financial statements of our Predecessor represented the 1.0% limited partner interest in Ciner Wyoming owned by OCI Wyoming Co. (‘”Wyoming Co.”) and the 48.51% general partner interest in Ciner Wyoming owned by NRP. Subsequent to the Restructuring and IPO, but prior to the conversion of Ciner Wyoming from a Delaware LP to a Delaware LLC, non-controlling interests in the consolidated financial statements of the Partnership consisted of 39.37% general partner interest and 9.63% limited partner interest in Ciner Wyoming owned by NRP.

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
Revenue Recognition
We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, which is normally free on board (“FOB”) terms or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates are accounted for as sales deductions. We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of products sold.
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
Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate for doubtful receivables. We generally do not require collateral against outstanding accounts receivable.The allowance for doubtful accounts is based on specifically identified amounts that the Partnership believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on management’s assessment of the general financial conditions affecting the Partnership’s customer base. If actual collection experience changes, revisions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. During the years ended 2015, 2014 and 2013, there were no significant accounts receivable bad debt expenses, write-offs or recoveries.
Inventory
Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method for raw material and finished goods inventory and the weighted average cost method for stores inventory. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and stores inventory, and finished goods is based on net realizable value.

•	Raw material inventory includes material, chemicals and natural resources being used in the mining and refining process.

•	Finished goods inventory is the finished product soda ash.

•	Stores inventory includes parts, materials and operating supplies which are typically consumed in the production of soda ash and currently available for future use.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of depreciable assets, principally using the straight-line method. The estimated useful lives applied to depreciable assets are as follows:

Useful Lives
Land improvements	10 years
Depletable land	15-60 years
Buildings and building improvements	10-30 years
Internal-use computer software	3-5 years
Machinery and equipment	5-20 years
Furniture and fixtures	10 years

The Partnership’s policy is to evaluate property, plant, and equipment for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. An indicator of potential impairment would include situations when the estimated future undiscounted cash flows are less than the carrying value. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and the carrying value of the asset.
Derivative Instruments and Hedging Activities
The Partnership may enter into derivative contracts from time to time to manage exposure to the risk of exchange rate changes on its foreign currency transactions, the risk of changes in natural gas prices, and the risk of the variability in interest rates on borrowings. Gains and losses on derivative contracts qualifying for hedge accounting are reported as a component of the underlying transactions. The Partnership follows hedge accounting for its hedging activities. All derivative instruments are recorded on the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership designates its derivatives based upon criteria established for hedge accounting under generally accepted accounting principles. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any significant ineffective portion of the gain or loss is reported in earnings immediately. For derivatives not designated as hedges, the gain or loss is reported in earnings in the period of change. The natural gas physical forward contracts are accounted for under the normal purchases and normal sales scope exception.
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
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes. For the year ended December 31, 2013, included in income tax expense is the expense of our Predecessor through September 17, 2013. The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises and income taxes were allocated to the Predecessor based on separate company computations of income or loss.
Technical Termination of the Partnership for U.S. Federal Income Tax Purposes
As noted above in Item 1A, Risk Factors, because we are treated as a partnership for U.S. federal income tax purposes, a sale or exchange of 50% or more of the total interests in our capital and profits interests within a twelve-month period will result in a technical termination. The closing of the Transaction on October 23, 2015 resulted in the technical termination of the Partnership, which also resulted in a technical termination of Ciner Wyoming, for U.S. federal income tax purposes on the date of the Transaction.
The technical termination does not affect our consolidated financial statements nor does it affect our classification or Ciner Wyoming’s classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our taxable year for all unitholders ended on October 23, 2015 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions may result in increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015. We do not expect the deferral of depreciation deductions to have a material adverse impact on our public common unitholders. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. The IRS has announced a relief procedure whereby if a publicly-traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the two tax periods included in the year in which the termination occurs. We have made this request to the IRS.
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
The estimated original liability calculated in 1996 for the refinery and tailing ponds was calculated based on the estimated useful life of the mine, which was 80 years, and on external and internal estimates as to the cost to restore the land in the future and state regulatory requirements. In 2016, the mining reserve will be amortized over a remaining life of 67 years. During 2015, 2014 and 2013, the remaining life was 68, 66 and 67 years, respectively. The liability was discounted using a weighted average credit-adjusted risk-free rates of approximately 6% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding entry being recorded to cost of products sold.
During 2011, the Partnership constructed a rail yard to facilitate loading and switching of rail cars. The Partnership is required to restore the land on which the rail yard is constructed to its natural conditions. The estimated liability for restoring the rail yard to its natural condition is calculated based on the land lease life of 30 years and on external and internal estimates as to the cost to restore the land in the future. The liability is discounted using a credit-adjusted risk-free rate of 4.25% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding entry being recorded to cost of products sold.
Fair Value of Financial Instruments
Fair value is determined using a valuation hierarchy, generally by reference to an active trading market, quoted market prices or model-derived valuations for the same or similar financial instruments. See Note 17, “Fair Value Measurements,” for more information.
Equity-Based Compensation
We recognize compensation expense related to equity-based awards, with service conditions, granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Equity-based awards with market conditions are fair valued using a Monte Carlo Simulation model. See Note 11, “Equity-Based Compensation - TR Performance Unit Awards,” for additional information.
Subsequent Events
We have evaluated subsequent events through the filing of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In August 2015, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application permitted only as of annual reporting period beginning after December 15, 2016, including interim reporting periods therein.We are currently assessing the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements, as well as the available transition methods.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory within the scope of this update be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Earlier application is permitted by all entities as of the beginning of an interim or annual reporting period. The amendments should be applied prospectively. We do not expect the adoption of ASU No. 2015-11 to have a material impact upon our financial condition or results of operations.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the potential impact the adoption of ASU No. 2016-01 will have on our consolidated financial statements, as well as available transition methods.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining largely unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. The update is effective for interim and annual periods beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The ASU No. 2016-02 provides for certain practical expedients and early adoption is permitted. The Partnership is evaluating the potential impact the adoption of ASU No. 2016-02 will have on its consolidated financial statements.
3. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners (including subordinated unitholders) is computed by dividing limited partners’ interest in net income attributable to Ciner Corp, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners for the years ended December 31, 2015 and 2014 are the same because our dilutive and anti-dilutive units outstanding were immaterial for those periods and we had no potentially dilutive units for the year ended December 31, 2013.

The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Years Ended December 31,
(In millions, except per unit data)	2015	2014	2013

Net income attributable to Ciner Resources LP (1)	$51.5	$44.5	$13.0
Less: General partner’s interest in net income	1.0	0.8	0.2
Limited partners’ interest in net income	$50.5	$43.7	$12.8

Weighted average limited partner units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	9.8	9.8	9.8
Subordinated - Ciner Holdings (basic and diluted)	9.8	9.8	9.8
Total weighted average limited partner units outstanding	19.6	19.6	19.6

Net income per limited partner unit (1):
Common - Public and Ciner Holdings (basic and diluted)	$2.58	$2.23	$0.65
Subordinated - Ciner Holdings (basic and diluted)	$2.58	$2.23	$0.65

(1) Net income attributable to Ciner Resources LP and net income per limited partner unit, for year ended December 31, 2013, is subsequent to initial public offering.

The calculation of limited partners’ interest in net income is as follows:

	Years Ended December 31,
(In millions, except per unit data)	2015	2014	2013
Net income attributable to common unitholders(2):
Distributions (1)	$21.5	$20.2	$5.6
Undistributed earnings	3.8	1.7	0.8
Common unitholders’ interest in net income(2)	$25.3	$21.9	$6.4

Net income attributable to subordinated unitholders(2):
Distributions (1)	$21.4	$20.1	$5.6
Undistributed earnings	3.8	1.7	0.8
Subordinated unitholders’ interest in net income(2)	$25.2	$21.8	$6.4

(1) Distributions declared for the year	2.19	2.06	0.57
(2) Net income and interest attributable to common and subordinated unitholders, for year ended December 31, 2013, is subsequent to initial public offering.
Quarterly Distribution
On January 14, 2016, the Partnership declared its fourth quarter 2015 quarterly distribution. The quarterly cash distribution of $0.5575 per unit was paid on February 12, 2016 to unitholders of record on January 29, 2016.
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

•	thereafter, in the manner described in - “General Partner Interest and Incentive Distribution Rights” below.
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its 2.0% general partner interest if we issue additional units. Our general partner’s approximate 2.0% interest, and the percentage of our cash distributions to which our general partner is entitled from such approximate 2.0% interest, will be proportionately reduced if we issue additional units in the future (other than (1) the issuance of common units upon conversion of outstanding subordinated units or (2) the issuance of common units upon a reset of the IDRs), and our general partner does not contribute a proportionate amount of capital to us in order to maintain its approximate 2.0% general partner interest. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following as of December 31:

(In millions)	2015	2014
Trade receivables	$27.2	$24.7
Other receivables	6.8	10.9
	34.0	35.6
Allowance for doubtful accounts	(0.2)	(0.1)
Total	$33.8	$35.5
5. INVENTORY
Inventory consisted of the following as of December 31:

(In millions)	2015	2014
Raw materials	$9.1	$6.4
Finished goods	10.7	10.4
Stores inventory	27.1	26.4
Total	$46.9	$43.2
Less: Stores inventory reclassed to other non-current assets	$(20.5)	$(20.7)
Inventory - current	$26.4	$22.5
Subsequent to the issuance of the Partnership’s consolidated financial statements for the year ended December 31, 2014, the Partnership identified a balance sheet misclassification relating to the portion of stores inventory that is not reasonably expected to be used during the year. That amount was presented as a component of inventory (a current asset) rather than as a non-current asset in the December 31, 2014 balance sheet. The correction of this error resulted in a decrease of current assets and inventory and a corresponding increase in other non-current assets of $20.7 million. The result of this correction did not impact the Partnership’s consolidated statements of operations and comprehensive income, equity, and cash flows for any period presented. Management does not believe this misstatement is individually or collectively material to the consolidated financial statements.

6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following as of December 31:

(In millions)	2015	2014
Land and land improvements	$0.3	$0.3
Depletable land	3.0	3.0
Buildings and building improvements	132.5	129.5
Internal-use computer software	4.9	4.5
Machinery and equipment	605.7	595.5
Mining reserves	65.3	65.3
Total	811.7	798.1
Less accumulated depreciation, depletion and amortization	(598.6)	(586.2)
Total net book value	213.1	211.9
Construction in progress	42.1	33.1
Total property, plant, and equipment, net	$255.2	$245.0
Depreciation, depletion and amortization expense on property, plant, and equipment was $23.7 million, $22.4 million and $23.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
7.     ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31:

(In millions)	2015	2014
Accrued freight costs	$0.1	$1.4
Accrued energy costs	5.2	5.7
Accrued royalty costs	4.8	4.4
Accrued employee compensation	4.0	6.8
Accrued other taxes	4.6	4.7
Accrued derivatives	1.8	0.7
Other accruals	4.7	5.8
Total	$25.2	$29.5
8. DEBT

Long-term debt consisted of the following as of December 31:

(In millions)	2015	2014
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing monthly interest rate of 0.11% (2015) and 0.14% (2014)	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing monthly interest rate of 0.11% (2015) and 0.14% (2014)	8.6	8.6
Ciner Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, variable interest rate as a weighted average rate of 2.07% (2015) and 1.98% (2014)	90.0	125.0
Total debt	110.0	$145.0
Current portion of long-term debt	—	—
Total long-term debt	$110.0	$145.0

Aggregate maturities required on long-term debt at December 31, 2015 are due in future years as follows:

Amount
2017	8.6
2018	101.4
Total	$110.0

Demand Revenue Bonds
The Variable Rate Demand Revenue Bonds are held by Ciner Wyoming. These revenue bonds require the Partnership to maintain standby letters of credit totaling $20.3 million at December 31, 2015 and December 31, 2014, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of December 31, 2015 and December 31, 2014, Ciner Wyoming was in compliance with these debt covenants.
Ciner Wyoming Credit Facility
On July 18, 2013, Ciner Wyoming entered into a $190.0 million senior unsecured revolving credit facility, as amended on October 30, 2014 (as amended, the “Ciner Wyoming Credit Facility”), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Wyoming Credit Facility has an accordion feature that allows Ciner Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to Ciner Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the Ciner Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. Ciner Wyoming’s obligations under the Ciner Wyoming Credit Facility are unsecured.
The Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to:

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
Under the Ciner Wyoming Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or cease to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
Ciner Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2015.
Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.

The unused portion of the Ciner Wyoming Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% per annum based on Ciner Wyoming’s then current consolidated leverage ratio.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the “Revolving Credit Facility”), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At December 31, 2015 and 2014, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than Ciner Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of December 31, 2015, our only subsidiary was Ciner Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by us.

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
The Revolving Credit Facility also requires quarterly maintenance of a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.05 to 1.00 for the 2015 fiscal year, and not less than 1.10 to 1.00 thereafter. The Revolving Credit Facility also requires that consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.

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

Under the Revolving Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, Ciner Holdings or Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or ceases to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2015.
Loans under the Revolving Credit Facility bear interest at our option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day and (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the Revolving Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% based on our then current consolidated leverage ratio.

In addition, there are restrictions in the Ciner Enterprises Credit Agreement that affect the Partnership. Specifically, Ciner Enterprises has agreed (subject to certain exceptions in addition to those described below) that it will not, and will not permit any of its subsidiaries, including Ciner Wyoming and us, to:

•	make distributions on or redeem or repurchase equity interests, other than distributions to our and Ciner Wyoming’s unitholders;

•	incur or guarantee additional debt, other than debt incurred under the Revolving Credit Facility or the Ciner Wyoming Credit Facility, among certain other types of permitted debt;

•
make certain investments and acquisitions, other than acquisitions by each of Ciner Wyoming and us, in an amount not to exceed $10 million and $2 million, respectively, and other exceptions set forth therein;

•	incur certain liens or permit them to exist, other than, with respect to our and Ciner Wyoming’s liens, an aggregate amount outstanding at any time equal to $200,000 and $1 million, respectively;

•	enter into certain types of transaction with affiliates, other than transactions between Ciner Wyoming and us;

•	merge or consolidate with another company; or

•	transfer, sell or otherwise dispose of assets, other than our and Ciner Wyoming’s dispositions of assets with a net book value not to exceed $500,000 and $2.5 million, respectively, in any given year.
9. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following as of December 31:

(In millions)	2015	2014
Reclamation reserve	$4.5	$4.2
Derivative instruments and hedges, fair value liabilities	2.3	—
Total	$6.8	$4.2
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

(In millions)	2015	2014
Reclamation reserve balance at beginning of year	$4.2	$3.8
Accretion expense	0.3	0.4
Reclamation reserve balance at end of year	$4.5	$4.2
10. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp (administered by OCI Enterprises prior to the Transaction) and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs were $7.7 million, $3.1 million and $8.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in pension costs in 2015, was driven by unfavorable effects of lower actuarial discount rates and market return assumptions in 2015 versus 2014.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the years ended December 31, 2015, 2014 and 2013 were $2.6 million, $2.4 million and $2.8 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.

The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million which was recognized as a reduction of net periodic postretirement benefit costs through year 2014. The post-retirement benefits had a benefits obligation of $21.3 million and $22.8 million at December 31, 2015 and 2014, respectively. The Partnership’s allocated portion of postretirement benefit costs was an expense of $0.5 million for the year ended December 31, 2015, and income of $0.3 million and $0.1 million for the years ended December 31, 2014 and 2013, respectively.
11. EQUITY - BASED COMPENSATION
In July 2013, our general partner established the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). The Plan is intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights (“DERs”), cash awards and other unit-based awards.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2015, subject to further adjustment as provided in the Plan, a total of 878,902 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
The Transaction as discussed in Note 1, General, “Completed Sale Transaction”, triggered the change in control provisions under the Plan and applicable award agreements, resulting in the remaining unvested unit awards becoming immediately vested and nonforteitable as of the Transaction date. As of December 31, 2015, there are no unvested equity-based compensation awards and no unrecognized equity-based compensation expense.
Non-employee Director Awards
A total of 11,064 and 7,941 common units were granted and fully vested to non-employee directors with grant date average fair value per unit prices of $22.54 and $22.07 for the years ended December 31, 2015 and 2014, respectively. The total fair value at grant date of these awards were approximately $0.2 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. There were no grants awarded to non-employee directors for the year ended December 31, 2013.
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
The following table presents a summary of activity on the Time Restricted Unit Awards for the years ended December 31:

	2015		2014
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	15,859	$25.23	—	$—
Granted (1)	8,347	22.51	19,960	25.01
Vested	(24,206)	24.06	(4,101)	25.54
Unvested at the end of the year	—	$—	15,859	$25.23

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as all awards granted vested as of December 31, 2015. There were no time restricted unit awards granted as of December 31, 2013.

Total Return Performance Unit Awards
We grant TR Performance Unit Awards to certain employees. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards granted to employees. These type of awards, with market conditions, require the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards for the years ended December 31:

	2015		2014
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	7,658	$35.72	—	$—
Granted	7,235	24.64	7,658	35.72
Vested	(29,786)	30.34	—	—
Performance adjustments (2)	14,893	30.34	—	—
Unvested at the end of the year	—	$—	7,658	$35.72

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. There were no total return performance unit awards granted as of December 31, 2013.
(2) As of the date of grant the total return performance unit awards were to be measured over the period extending from January 1, 2014 through December 31, 2016 (for the 2014 grants) and January 1, 2015 through December 31, 2017 (for the 2015 grants). As a result of the Transaction, the performance measurement periods were truncated to the period ending on the date of the Transaction. The actual number of shares awarded at the end of the truncated performance measurement period met the payout at the maximum of the grant target quantity of 200% and was adjusted accordingly.
12. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of December 31, 2015, 2014 and 2013, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)

Balance at January 1, 2013	$(0.2)
Other comprehensive loss before reclassifications	$(0.5)
Amounts reclassified from accumulated other comprehensive loss	$0.4
Net current-period other comprehensive income	(0.1)
Balance at December 31, 2013	$(0.3)
Other comprehensive loss before reclassifications	(0.7)
Amounts reclassified from accumulated other comprehensive loss	0.6
Net current-period other comprehensive income	(0.1)
Balance at December 31, 2014	$(0.4)
Other comprehensive loss before reclassification	(2.4)
Amounts reclassified from accumulated other comprehensive loss	0.7
Net current period other comprehensive loss	(1.7)
Balance at December 31, 2015	$(2.1)

Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments.
The components of other comprehensive income/(loss) consisted of the following for the years ended December 31:

	2015	2014	2013
(In millions)

Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$—	$(0.2)	$—
Mark to market adjustment on natural gas forward contracts	(3.4)	—	—
Income/(loss) on derivative financial instruments	$(3.4)	$(0.2)	$—
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources LP, that have been reclassified consisted of the following for the years ended December 31:

(In millions)	2015	2014	2013	Affected Line Items on the Consolidated Statements of Operations and Comprehensive Income

Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.5	$0.6	$0.4	Interest expense
Natural gas forward contracts	$0.2	$—	$—	Cost of products sold
Total reclassifications for the period	$0.7	$0.6	$0.4
13. INCOME TAXES
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes. As a result, the Partnership has not recognized income taxes for the years ended December 31, 2015 and 2014, respectively.
The Predecessor was subject to income tax and was included in the consolidated income tax returns of OCI Enterprises. Income taxes were allocated to the Predecessor based on separate company computations of income or loss. For the year ended December 31, 2013, included in income tax expense is the expense of the Predecessor through September 17, 2013.
The provision for income taxes consisted of the following for the year ended December 31:

2013
Current	$6.8
Deferred	0.3
Total provision for income tax	$7.1

The effective tax rate (excluding net income attributable to non-controlling interest) consisted of the following for the year ended December 31:

	2013
	Amount	Rate Effect
Income tax provision at federal statutory rate	$7.1	35.00%
State and local income taxes net of federal tax benefit	0.5	2.36%
Permanent domestic production activity deduction	(0.4)	(2.06)%
Other	(0.1)	(0.27)%
Total provision for income tax	$7.1	35.03%
The effective tax rate excludes income taxes on income attributable to non-controlling interest shareholders because the results of Ciner Wyoming’s operations are taxed to its owners as a partnership for U.S. income tax purposes.

14. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Partnership leases mineral rights from the U.S. Bureau of Land Management, the state of Wyoming, Rock Springs Royalty Corp, an affiliate of Anadarko Petroleum, and other private parties. All of these leases provide for royalties based upon production volume. The remaining leases provide for minimum lease payments as detailed in the table below. The Partnership has a perpetual right of first refusal with respect to these leases and intends to continue renewing the leases as has been its practice.
The Partnership entered into a 10 year rail yard switching and maintenance agreement with a third party, Watco Companies, LLC (“Watco”), on December 1, 2011. Under the agreement, Watco provides rail-switching services at the Partnership’s rail yard. The Partnership’s rail yard is constructed on land leased by Watco from Rock Springs Grazing Association and on land by which Watco holds an easement from Anadarko Land Corp; the Rock Springs Grazing Association land lease is renewable every 5 years for a total period of 30 years, while the Anadarko Land Corp. easement lease is perpetual. The Partnership has an option agreement with Watco to assign these leases to the Partnership at any time during the land lease term. An annual rental of $15 thousand is paid under the easement and an annual rental of $60 thousand is paid under the lease.
The Partnership entered into two track lease agreements, collectively, not to exceed 10 years with Union Pacific for certain rail tracks used in connection with the rail yard.
As of December 31, 2015, the total minimum contractual rental commitments under the Partnership’s various operating leases, including renewal periods, are as follows:

(In millions)	Leased Land	Track Leases	Total Minimum Lease Payments

2016	0.08	0.07	0.15
2017	0.08	0.07	0.15
2018	0.08	0.07	0.15
2019	0.08	0.07	0.15
2020	0.08	0.07	0.15
Thereafter	1.50	0.03	1.53
Total	$1.9	$0.4	$2.3
Ciner Corp, on behalf of the Partnership, typically enters into operating lease contracts with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from 1 to 7 years. Ciner Corp's obligation related to these rail car leases are $12.0 million in 2016, $10.5 million in 2017, $9.3 million in 2018, $8.3 million in 2019, $5.4 million in 2020 and $5.7 million in 2021 and thereafter. Total lease expense was approximately $12.4 million, $9.5 million and $10.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Purchase Commitments
We have natural gas supply contracts to mitigate volatility in the price of natural gas. As of December 31, 2015, these contracts totaled $82.6 million for the purchase of a portion of our natural gas requirements over approximately the next five years. The supply purchase agreements have specific commitments of $24.1 million in 2016, $19.9 million in 2017, $17.4 million in 2018, $11.6 million in 2019 and $9.5 million in 2020. We have a separate contract that expires in 2021, for transportation of natural gas with an average annual cost of approximately $3.2 million per year.
Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance.
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs at our Green River, Wyoming plant site. The amount of the bond was $33.9 million as of December 31, 2015 and 2014, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
15. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand alone basis. Prior to the closing of the Transaction on October 23, 2015, under the Omnibus Agreement we reimbursed OCI Enterprises and its affiliates for the expenses incurred by them in providing services to us, and we also reimbursed OCI Enterprises for certain direct operating expenses they paid on our behalf. Subsequent to the closing of the Transaction, on October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
As a result of the closing of the Transaction discussed in Note 2 - “Summary of Significant Accounting Policies,” Ciner Enterprises owns indirectly and controls the Partnership, therefore, OCI Enterprises and subsidiaries, including OCI Alabama LLC, are no longer related parties of the Partnership as of the Transaction date. The following table includes transactions with OCI Enterprises and subsidiaries prior to the Transaction date.
The total costs charged to the Partnership by affiliates were as follows:

	Years Ended December 31,
(In millions)	2015	2014	2013
OCI Enterprises	$6.1	$10.7	$5.5
Ciner Corp	5.8	3.4	4.4
ANSAC	3.8	2.9	2.6
Total selling, general and administrative expenses - Affiliates	$15.7	$17.0	$12.5

(1) ANSAC allocates its expenses to its members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the years ended December 31, 2015, 2014 and 2013 these costs were $8.2 million, $9.2 million and $6.7 million, respectively.
Net sales to affiliates were as follows:

	Years Ended December 31,
(In millions)	2015	2014	2013
ANSAC	$261.0	$230.8	$200.4
OCI Alabama LLC	4.3	5.9	7.3
OCI Company Limited	—	—	3.9
Total	$265.3	$236.7	$211.6
The Partnership had due from/to with affiliates as follows:

	As of December 31,
(In millions)	2015	2014	2015	2014
	Due from affiliates		Due to affiliates
OCI Enterprises	$—	$1.7	$—	$4.5
Ciner Corp	7.1	8.7	1.9	1.4
Ciner Resources Europe N.V.	4.8	9.2	—	—
Other	—	—	2.7	1.2
Total	$11.9	$19.6	$4.6	$7.1

As of December 31, 2015, included in Accounts receivable, net is $0.6 million receivable from OCI Enterprises and subsidiaries and included within Accrued expenses is $0.5 million payable to OCI Enterprises and subsidiaries.
16. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area consisted of the following:

	Years Ended December 31,
(In millions)	2015	2014	2013
Domestic	$194.0	$194.8	$195.1
International
ANSAC	261.0	230.8	200.4
Other	31.4	39.4	46.6
Total international	292.4	270.2	247.0
Total net sales	$486.4	$465.0	$442.1
17. FAIR VALUE MEASUREMENTS
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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, derivative financial instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the nature of such instruments. Our long-term debt and derivative financial instruments are measured at their fair values with Level 2 inputs based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have entered into interest rate swap contracts, designed as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018, the maturity date of the long-term debt under the Ciner Wyoming Credit Facility. These contracts had an aggregate notional value of $74.0 million and $76.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015, it was anticipated that $0.7 million of losses currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months.
In 2015, we enter into natural gas forward contracts, designed as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2020. These contracts had an aggregate notional value of $15.8 million at December 31, 2015. At December 31, 2015, it was anticipated that $1.0 million of losses currently recorded in accumulated other comprehensive income will be reclassified into earnings within the next 12 months. We had no similar contracts outstanding as of December 31, 2014.
We enter into foreign exchange forward contracts to reduce exposure from certain firm commitments denominated in currencies other than the U.S. dollar. However, the Partnership has not applied hedge accounting for these contracts outstanding at December 31, 2015. These contracts are for periods consistent with the underlying currency exposure and generally have maturities of one year or less. These contracts, which are predominantly used to purchase U.S. dollars and sell Euros, had an aggregate notional value of $4.2 million and $6.9 million at December 31, 2015 and 2014, respectively.

The following table presents the fair value of derivative assets and liability derivatives and the respective balance sheet locations as of December 31:

	Assets				Liabilities
	2015		2014		2015		2014
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$0.8	Accrued Expenses	$0.7
Natural gas forward contracts - current		—		—	Accrued Expenses	1.0		—
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	2.3		—
Total derivatives designated as hedging instruments		$—		$—		$4.1		$0.7

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Other current assets	$0.1	Other current assets	$0.6		$—		$—

Total derivatives not designated as hedging instruments		$0.1		$0.6		$—		$—

Total derivatives		$0.1		$0.6		$4.1		$0.7
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 8 “Debt” for additional information on our debt arrangements.
18. SUBSEQUENT EVENTS
Distribution Declaration

On January 13, 2016, the members of the Board of Managers of Ciner Wyoming, approved a cash distribution to the members in the aggregate amount of $25.0 million. The distribution was paid on February 5, 2016.

On January 14, 2016, the Partnership declared its fourth quarter 2015 quarterly distribution. The quarterly cash distribution of $0.5575 per unit was paid on February 12, 2016 to unitholders of record on January 29, 2016.

On February 19, 2016, the board of directors of our general partner approved the conversion of cash payments owed to the named executive officers (for the period from the closing of the Transaction to December 31, 2015) under Ciner Corp’s compensation program into grants of time-based restricted unit awards under the LTIP to the named executive officers in the aggregate of 33,383 units. The grant date fair market value of these awards was $0.7 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2015 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of fiscal year December 31, 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Management Annual Report on Internal Control over Financial Reporting
The report of management required under this Item 9A is contained in Item 8. Financial Statements and Supplementary Data, Management’s Annual Report on Internal Control over Financial Reporting.
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
Item 9B. Other Information
Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our general partner manages our operations and activities on our behalf through its directors and officers. Ciner Holdings, an indirect, wholly-owned subsidiary of Ciner Enterprises, owns all of the membership interests in our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors. Our unitholders are not entitled to elect the directors of our general partner’s board of directors or to directly or indirectly participate in our management or operations. In addition, our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners. References to “our directors” or “our executive officers” refer to the directors or executive officers of our general partner.
The Board of Directors of Our General Partner
The board of directors of our general partner (the “Board”) oversee our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. Two of our directors, Ceyda Pençe and Dogan Pençe, are related to each other. There are no other family relationships among any of our directors or executive officers. The Board held nine meetings during the fiscal year ended December 31, 2015.
Our common units are traded on the NYSE. The NYSE does not require a listed publicly traded partnership, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee.
At the date of this Report, the Board consists of the following members: Kirk H. Milling, Kevin L. Kremke, Ceyda Pençe, Dogan Pençe, Angela A. Minas, Michael E. Ducey and Thomas W. Jasper. The Board has determined that each of Angela A. Minas, Michael E. Ducey and Thomas W. Jasper qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Ciner Enterprises or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
Director Experience and Qualifications
In identifying and evaluating candidates as possible director-nominees of our general partner, Ciner Holdings will assess the experience and personal characteristics of the possible nominee against the following individual qualifications, which Ciner Holdings may modify from time to time:

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
Executive Officers of Our General Partner
The Board appoints all of our executive officers, all of whom are employed by Ciner Corp and devote such portion of their productive time to our business and affairs as is required to manage and conduct our operations. Our executive officers manage the day-to-day affairs of our business and conduct our operations. We will also utilize a significant number of employees of Ciner Corp to operate our business and provide us with general and administrative services.

Directors, Executive Officers and Other Significant Employees of Our General Partner
The following table shows information for the current directors and executive officers of our general partner:

Name	Age	Position
Kirk H. Milling	49	Chairman of the Board, President and Chief Executive Officer of our General Partner
Kevin L. Kremke	43	Director, Chief Financial Officer of our General Partner
Nicole C. Daniel	47	Vice President, General Counsel and Secretary of our General Partner
Ceyda Pençe	41	Director of our General Partner
Dogan Pençe	48	Director of our General Partner
Angela A. Minas	51	Director of our General Partner
Michael E. Ducey	67	Director of our General Partner
Thomas W. Jasper	67	Director of our General Partner
        Kirk H. Milling was appointed as a director and President and Chief Executive Officer of our general partner in April 2013, and as Chairman of the Board on October 29, 2016. He has served in positions of increasing responsibility for Ciner Corp since 1999 and currently serves as the President and Chief Executive Officer of Ciner Corp and as Managing Director of Ciner Europe. He has been a director of ANSAC since 2001 and served as Chairman from 2011 to 2013. Mr. Milling has a Bachelor of Science in Biochemistry from Texas A&M University and a Master of Business Administration from the University of Connecticut. We believe that Mr. Milling's many years of senior level experience in the chemical industry provide him with a deep understanding of Ciner Wyoming's industry, business needs and strategies, and qualify him to serve as a member of the board of directors of our general partner.
        Kevin L. Kremke was appointed as a director of our general partner in December 2014. He joined Ciner as Chief Financial Officer of Ciner Corp in June 2014. He leads the finance team for Ciner Corp and its Master Limited Partnership, Ciner Resources LP. His responsibilities include overseeing Ciner’s overall financing activities, strategic planning, investor relations, treasury and accounting. In addition, he serves on the audit committee of the board of directors for American Natural Soda Ash Corporation (ANSAC). Mr. Kremke has nearly 20 years of senior management experience, most recently as the Vice President of Finance and Strategic Planning at Cheniere Energy, Inc. He has also held senior positions at Spark Energy, Reliant Energy and NiSource Inc. He earned a Bachelor of Science in Marketing from Ball State University and a Master of Business Administration in Finance and Strategic Management from the University of Chicago Booth School of Business. We believe that Mr. Kremke's previous experience with public master limited partnerships and the natural resource industry, as well as his financial acumen and knowledge of business matters, provide him with the necessary skills to be a member of the board of directors of our general partner.
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
Ceyda Pençe was appointed as a director of our general partner and as President and Chief Executive Officer of our ultimate U.S. parent company, Ciner Enterprises Inc., in October 2015. From November 2014 until October 2015, Ms. Pençe served as the Managing Director for Business Development & Project Finance for Park Holding A.S. of the Ciner Group. Prior to joining Park Holding A.S. in November 2014, Ms. Pençe served as Senior Vice President of Project Finance at DenizBank A.S. from June 2010 until October 2014. Ms. Pençe holds a Bachelor’s degree in Finance & Accounting (with English Curriculum) from the Istanbul University, and an MBA from Florida Atlantic University. We believe that Ms. Pençe’s financial acumen and knowledge of business matters provide her with the necessary skills to be a member of the board of directors of our general partner.

Dogan Pençe was appointed as a director of our general partner in October 2015. Mr. Dogan is the Group Chief Financial Officer and a member of the Board of Park Holding A.S. of the Ciner Group since December 2009. Prior to joining Park Holding A.S., Mr. Pençe served as Executive Vice President of Credits VakifBank A.S., one of the largest banks in Turkey. Mr. Pençe holds a Bachelor’s degree in Political Science from the Istanbul University. We believe that Mr. Pençe’s financial acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Angela A. Minas was appointed as a director of our general partner in December 2013 and effective January 2016, serves as chairperson of the audit committee. Ms. Minas also currently serves on the Board of Directors and as Chair of the Audit

Committee of the general partner of CONE Midstream Partners LP. From March 2013 to August 2014, she was Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a Pine Brook Road Partners portfolio company. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. We believe that Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.
Michael E. Ducey was appointed as a director of our general partner in September 2014. Mr. Ducey is the retired President, CEO and Director of Compass Minerals International, Inc., the second largest salt producer in North America and the largest in the U.K. Prior to joining Compass Minerals, he was a 30-year veteran of Borden Chemical, Inc., where he worked in various management, sales, marketing, planning and commercial development roles culminating in President, CEO and Director. Mr. Ducey currently serves as a board member and chairman of the audit committee of Verso Paper Holdings, Inc. In addition, he serves on the board of HaloSource, Inc. and Apollo Global Management LLC, a private equity firm. Mr. Ducey is a graduate of Otterbein College, where he earned a Bachelor of Arts; he earned a Master of Business Administration from the University of Dayton. We believe that Mr. Ducey’s comprehensive corporate background and experience in the mining industry, and his experience serving on various boards and committees add significant value to the board of directors of our general partner.
Thomas W. Jasper was appointed as a director of our general partner in January 2016. Mr. Jasper has served as Managing Partner of Manursing Partners, LLC, since 2011, and also previously served as Chief Executive Officer of Primus Guaranty, Ltd. from 2001 to 2010. Prior to joining Primus, Mr. Jasper served for 17 years as a key executive of Salomon Brothers, Inc. and its successor companies. Mr. Jasper’s accomplishments at Salomon included: establishing its interest rate swap business, running its Debt Capital Markets platform, serving as Chief Operating Officer of the Asia Pacific Region based in Hong Kong and as Global Treasurer. In 1984 while at Salomon, Mr. Jasper co-founded the International Swaps and Derivatives Association (“ISDA”) and served as its first Co-Chairman. Mr. Jasper currently serves on the Board of Directors and as Chair of the Audit Committee of the Blackstone funds Blackstone/GSO Senior Loan Fund, Blackstone/GSO Long-Short Credit Income Fund, Blackstone/GSO Strategic Credit Fund and Blackstone Real Estate Investment Fund. Mr. Jasper also serves on the board of three non-profits: Phoenix House Foundation, where he is Chairman of the Board, Wellspring Foundation and the SMU Cox School of Business. He received his BBA from Southern Methodist University and his MBA from the University of Texas. We believe that Mr. Jasper’s financial acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.

Committees of the Board of Directors
The Board has established an audit committee and a conflicts committee. Thomas W. Jasper, Michael E. Ducey and Angela A. Minas are the members of the audit committee and Angela A. Minas serves as chairperson. Michael E. Ducey and Angela A. Minas are the members of our conflicts committee and Angela A. Minas serves as the chairperson. The Board will determine whether to refer a matter to the conflicts committee on a case-by-case basis in accordance with our partnership agreement. We do not have a compensation committee, but rather the Board approves equity grants to and compensation of our directors, and Ciner Corp approves compensation of our officers subject to our review and approval under the Service Agreement. We do not have a nominating and corporate governance committee in view of the fact that Ciner Holdings, which owns our general partner, controls appointments to the Board.
Audit Committee
We are required to have an audit committee of at least three members who meet the independence and experience standards established by the NYSE and the Exchange Act. In accordance with the rules of the NYSE, we have appointed three independent directors. The Board has determined that each director appointed to the audit committee is “financially literate,” and Angela A. Minas, who serves as chairperson of the audit committee, and Michael E. Ducey and Thomas W. Jasper, who are members of the audit committee, each has “accounting or related financial management expertise” and constitutes an “audit committee financial expert” in accordance with SEC and NYSE rules and regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.cinerresources.com under the Corporate Governance tab.
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met six times during the the fiscal year ended December 31, 2015.
Conflicts Committee
The conflicts committee will determine if the resolution of any conflict of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, is in our best interest. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.cinerresouces.com under the Corporate Governance tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Ciner Holdings, may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee met eleven times in 2015.
Board Leadership Structure and Role in Risk Oversight
The Board has no formal policy with respect to the separation of the offices of chairperson of the Board and chief executive officer. Instead, that relationship is defined and governed by the first amended and restated limited liability company agreement, as amended, of our general partner, which permits the same person to hold both offices. The Board believes that whether the offices of chairperson of the board and chief executive officer are combined or separated should be decided by the Board, from time to time, in its business judgment after considering relevant circumstances. Mr. Milling currently serves as chairman of the Board. Directors of the Board are designated or elected by Ciner Holdings. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires directors, executive officers and persons who beneficially own more than 10% of our common units to file certain reports with the SEC and New York Stock Exchange concerning their beneficial ownership of our equity securities. To our knowledge, based solely on a review of these reports, other and written representations from reporting persons indicating that no other reports were required, all such reports concerning beneficial ownership were filed in a timely manner by reporting persons during the year ended December 31, 2015.
Code of Ethics
We have adopted a code of conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees. We intend to disclose any amendments to or waivers of the code of conduct and ethics on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website at www.cinerresources.com under the Corporate Governance tab. Additionally, the Board has adopted corporate governance guidelines for the directors and the Board. The code of conduct and ethics and the corporate governance guidelines may be found on our website at www.cinerresources.com under the Corporate Governance tab.
ITEM 11. Executive Compensation
We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we are permitted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosure required of a “smaller reporting company.”
Compensation Overview
We are managed by our general partner and do not directly employ any of the persons responsible for managing our business, and, as permitted by the NYSE’s rules applicable to publicly traded partnerships, we do not have a compensation committee.
Prior to the closing of the Transaction on October 23, 2015, the executive officers of our general partner were employees of OCI Enterprises or its affiliates. OCI Enterprises determined and approved the compensation of OCI Enterprises’ or its affiliates’ employees that performed services on our behalf, including our general partner’s executive officers, other than awards that were granted under the OCI Resource Partners LLC 2013 Long-Term Incentive Plan (renamed the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan subsequent to the Acquisition, the “Plan”). We reimbursed OCI Enterprises for such services and compensation, and our reimbursement was governed by the Omnibus Agreement and was based on OCI Enterprises’ methodology used for allocating general and administrative expenses to us. Such expenses were generally allocated to us based on the time the employees spent on our business and the actual direct costs they incurred on our behalf.
Subsequent to the closing of the Transaction, the executive officers of our general partner are now employees of Ciner Corp. Ciner Corp now determines and approves the compensation of the employees that perform services on our behalf, including our general partner’s executive officers, other than awards that may be granted under the Plan. We reimburse Ciner Corp for such services and compensation, and our reimbursement is governed by the Services Agreement, under which we have agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and to reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Ciner Corp is determined based on the estimated time the employees are expected to spend on our business.
For 2015, our general partners’ named executive officers (“NEOs”) were:

•	Kirk Milling, Chairman of the Board, President and Chief Executive Officer

•	Kevin Kremke, Director and Chief Financial Officer

•	Nicole Daniel, Vice President, General Counsel and Secretary
Neither we nor our general partner have entered into any employment agreements with these officers. All of the NEOs are employed by Ciner Corp.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Kirk H. Milling, Chairman of the Board, President and Chief Executive Officer	2015	209,714	—	219,060	580,001	424,967	1,433,742
	2014	281,831	—	525,208	306,876	9,570	1,123,485
Kevin Kremke, Director and Chief Financial Officer	2015	184,204	14,023	61,376	70,884	224,240	554,727
	2014	170,479	—	84,790	24,000	29,635	308,904
Nicole Daniel, Vice President, General Counsel and Secretary	2015	119,541	—	60,622	242,172	150,900	573,235
	2014	153,768	—	162,756	255,714	6,912	579,150
(1) The amounts shown in this column reflect the aggregate grant date fair value of the unit awards granted to the NEOs during 2014 and 2015, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718, without regard to potential forfeitures. For a discussion of the valuation assumptions applicable to our equity compensation awards, please see Note 11 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015.
(2) The amounts shown in this column reflect amounts that were reimbursable by us under the Omnibus Agreement for awards that were provided under OCI Enterprises’ compensation program during 2014 and 2015. Subsequent to the Acquisition, no non-equity incentive plan compensation has been awarded to our NEOs by Ciner Corp and allocated to us under the Services Agreement.
(3) The amounts shown in this column for 2015 reflect (i) amounts that were reimbursable by us under the Omnibus Agreement for accelerated awards, due to change in control, that were provided under OCI Enterprises’ compensation program (including ($414,302 for Mr. Milling, $214,138 for Mr. Kremke and $139,908 for Ms. Daniel); and (ii) our allocation of other benefits (including $10,666 for Mr. Milling, $10,102 for Mr. Kremke and $10,992 for Ms. Daniel).
Narrative Disclosure to the Summary Compensation Table

The summary compensation table summarizes total compensation for services rendered by the NEOs during the period from January 1, 2014 through December 31, 2015. Other than for awards granted under the Plan, the compensation of the NEOs was determined and approved by OCI Enterprises prior to the Acquisition. Subsequent to the Acquisition, our Board has the ability under the Services Agreement to initially review and approve the estimated annual management fee (including the compensation of the NEOs) to be allocated to us for such services. Other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with (i) our Omnibus Agreement with OCI Enterprises prior to the Acquisition and (ii) our Services Agreement with Ciner Corp subsequent to the Acquisition. We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us.

Pre-Acquisition Compensation

For the portion of the year ended December 31, 2015 prior to the Acquisition, OCI Enterprises approved the compensation of the NEOs, other than awards that may be granted by our general partner under the Plan, in a manner consistent with the objectives of its compensation program, which is to attract and retain the best possible executive talent, to tie annual and long-term cash and equity incentive awards to achievement of measurable corporate and individual performance goals and objectives, and to align executives' incentives with unitholder value creation. OCI Enterprises provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term cash and equity incentive awards and participation in various employee benefits plans and arrangements. Prior to the Acquisition, NEOs were eligible to participate under the same plans that OCI Enterprises offered to its other employees with respect to medical, dental, vision, disability and life insurance plans, a profit sharing plan and a defined contribution plan that are tax-qualified under Section 401(k) of the Internal Revenue Code. In addition, OCI Enterprises generally designed certain compensation incentive plans to reward individuals, including our executive officers, for their contribution in meeting and/or exceeding the financial goals of OCI Enterprises and contributing to the overall profitability of its collective businesses. During the year ended December 31, 2015, we reimbursed OCI Enterprises in accordance with the Omnibus Agreement for certain amounts paid to NEOs under OCI Enterprises’ compensation program for the services allocated to us, including for certain awards under the OCI Enterprises’ compensation program that were accelerated as a result of the Acquisition (including

$414,302 for Mr. Milling, $214,138 for Mr. Kremke and $139,908 for Ms. Daniel). Subsequent to the Acquisition, the NEOs no longer participate in OCI Enterprises’ compensation program.
Post-Acquisition Compensation

Overview

Subsequent to the Acquisition, Ciner Corp now determines and approves the compensation of the employees that perform services on our behalf, including our NEOs, other than awards that may be granted under the Plan. Ciner Corp seeks to use its compensation program to attract and retain the best possible executive talent, to tie annual and long-term cash and equity incentive awards to achievement of measurable corporate and individual performance goals and objectives, and to align executives' incentives with unitholder value creation. We have agreed to reimburse Ciner Corp for such services and compensation by paying Ciner Corp an annual management fee and reimbursing Ciner Corp for certain third-party costs incurred in connection with providing such services, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. Subsequent to the Acquisition, the NEOs have been eligible to participate under the same plans that Ciner Corp offers to its other employees with respect to medical, dental, vision, disability and life insurance plans, a profit sharing plan and a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code. Neither we nor our general partner has entered into employment agreements or severance agreements with the NEOs.
2013 Long-Term Incentive Plan

On July 25, 2013, in connection with our initial public offering, we adopted the Plan. The Plan is intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards. Awards granted under the Plan are approved by the Board. As of December 31, 2015, there were 77,098 units granted under the Plan.

All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. Subject to adjustment as provided in the Plan, as of December 31, 2015, a total of 878,902 common units are available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
As a result performance based awards vesting upon our change in control in connection with the Transaction, our NEOs were awarded additional common units under the Plan and applicable award agreements (including 19,058 common units for Mr. Milling, 5,436 common units for Mr. Kremke and 5,292 common units for Ms. Daniel).
We intend to grant time restricted unit awards and TR performance unit awards, in 2016, as part of our annual compensation cycle.
Outstanding Equity Awards at Fiscal Year-End 2015
In connection with the closing of the Transaction, all of our outstanding equity awards held by the NEOs, which represented time-based restricted common units and TR Performance Unit Awards granted under the Plan, immediately vested.

Director Compensation

Officers or employees of Ciner Corp or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of Ciner Corp or its affiliates receive compensation as “non-employee directors.” Our annual retainer for our non-employee directors consists of approximately $125,000, of which $62,500 is paid in the form of an annual cash retainer and the remaining $62,500 is paid in a grant of common units under the Plan. The audit committee chair and the conflicts committee chair are paid annual retainers of $5,000 and $2,500, respectively. Each non-employee director that does participate as a non-employee director for the entire year, receives a prorated retainer reflecting their partial year of non-employee director service with us.
Michael E. Ducey, Mark J. Lee, Angela A. Minas and William P. O’Neill, Jr. each received compensation for service as a director during the year ended December 31, 2015, as set forth in the following table:

Name	Fees earned or paid in cash ($)(1)	Unit awards ($)(2)	All other compensation ($)	Total ($)
Michael E. Ducey	62,500	62,512	—	125,012
Mark J. Lee (3)	54,375	62,512	—	116,887
Angela A. Minas	65,000	62,512	—	127,512
William P. O’Neill, Jr. (4)	67,500	62,512	—	130,012
________________

(1)	The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.
(2)
The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718 (without regard to potential forfeitures), for awards of common units as follows: Michael E. Ducey - 2,766 common units; Mark J. Lee - 2,766 common units; Angela A. Minas - 2,766 common units; and William P. O’Neill, Jr. - 2,766 common units.

(3)	In connection with the closing of the Acquisition, effective October 23, 2015, Mark J. Lee resigned from the Board.
(4)	William P. O’Neill, Jr. resigned from the Board effective January 6, 2016.

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
The following table sets forth certain information regarding the beneficial ownership of our common and subordinated units as of March 7, 2016 owned by:

•	each person known by us to be a beneficial owner of more than 5% of our units;

•	each of the directors of our general partner;

•	each of the named executive officers of our general partner; and

•	all directors and executive officers of our general partner as a group.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

Percentage of total units beneficially owned is based on 9,864,835 common units and 9,775,500 subordinated units outstanding. The list of beneficial owners in presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common and Subordinated Units Beneficially Owned
Ciner Wyoming Holding Co.(2)	4,775,500	48.4%	9,775,500	100.0%	74.1%
Kirk H. Milling	22,486	*	—	—	*
Kevin Kremke	19,638	*	—	—	*
Nicole C. Daniel	10,142	*	—	—	*
Michael E. Ducey	3,571	*	—	—	*
Thomas W. Jasper	—	*	—	—	*
Angela A. Minas	15,728	*	—	—	*
Ceyda Pençe	—	*	—	—	*
Dogan Pençe	—	*	—	—	*
All directors and executive officers as a group (8 people)	71,565	*	—	—	*

* Beneficial ownership represents less than 1% of the Partnership’s outstanding common or subordinated units.

(1)	Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.

(2)
Ciner Holdings, the sole member of our general partner, owns 4,775,500 common units and 9,775,500 subordinated units representing limited partner interests in us. Turgay Ciner owns all of the ownership interests of Akkan Enerji ve Madencilik Anonim Sirketi, which owns all of the ownership interests in Ciner Enterprises, which owns all of the ownership interests of Ciner Corp, which owns all of the ownership interests of Ciner Holdings, the sole member of our general partner. Each of Turgay Ciner, Akkan Enerji ve Madencilik Anonim Sirketi, Ciner Enterprises and Ciner Corp may, therefore, be deemed to beneficially own the units held by Ciner Holdings. The business address of the Ciner Holding, Ciner Corp and Ciner Enterprises is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328. The business address of Akkan is Şehitmuhtar Cad., 38/1 Taksim, Beyoglu Istanbul, Turkey. The business address of Mr. Ciner is Paþalimaný Caddesi, No:73, 34670 Paþalimaný, Üsküdar, Istanbul, Turkey.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2015:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	878,902

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 7, 2016, Ciner Holdings owns 4,775,500 common units and 9,775,500 subordinated units representing a 72.6% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2.0% general partner interest in us and all of our incentive distribution rights.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms and agreements are not necessarily at least as favorable to us as the terms that could have been obtained from unaffiliated third parties.
Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Ciner Resources LP.
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

Payments to our general partner and its affiliates
Neither our general partner nor Ciner Enterprises will receive a management fee in connection with our general partner’s management of us, but, prior to making any distribution on our common units, we will reimburse Ciner Enterprises and certain of its affiliates, including Ciner Holdings, Ciner Corp and Ciner Enterprises, for all expenses they incur and payments they make on our behalf pursuant to the Omnibus Agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and such affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by such affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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

Omnibus Agreement

In connection with the consummation of our IPO, we entered into the Omnibus Agreement, which addressed certain aspects of our relationship with OCI Enterprises (our former sponsor) and its affiliates, including:

•	our obligation to reimburse OCI Enterprises and its affiliates for certain direct operating expenses they pay on our behalf;

•
our obligation to reimburse OCI Enterprises and its affiliates for providing us corporate, general and administrative services, including our allocated portion of the cost of insurance for our operations;

•
OCI Enterprises’ obligation to indemnify or reimburse us for losses or expenses relating to or arising from (i) certain preclosing environmental liabilities; (ii) certain title and rights-of-way matters; (iii) our failure to have certain necessary governmental consents and permits; (iv) certain preclosing tax liabilities; (v) the use of the name “OCI” and other trademarks; and (vi) assets retained by OCI Enterprises and its affiliates;

•	our obligation to indemnify OCI Enterprises for losses attributable to the ownership or operation of our assets after the closing of the IPO; and

•
our use of “OCI” as part of our or any of our subsidiaries’ names, and as a trademark and service mark, or as part of a trademark or service mark, for our or our subsidiaries’ products and services and other matters.

Indemnification Agreement
On October 23, 2015, in connection with the consummation of the Transaction, the Partnership amended and restated in its entirety, and renamed, that Omnibus Agreement (as amended and restated, the “Indemnification Agreement”), dated September 18, 2013, among the Partnership, our general partner and OCI Enterprises. Pursuant to the Indemnification Agreement, OCI Enterprises agreed to continue to indemnify the Partnership for issues arising out of, including but not limited to: (i) certain environmental liabilities relating to the period before the Partnership’s initial public offering, (ii) certain title and rights-of-way matters, (iii) the Partnership’s failure to have certain necessary governmental consents and permits, (iv) certain tax liabilities relating to the period before the Partnership’s initial public offering, (v) the use of the name “OCI”, and (vi) assets retained by OCI Enterprises and its affiliates.
Services Agreement
Further, in connection with the closing of the Transaction on October 23, 2015, the Partnership entered into the Services Agreement among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services.
Trademark License Agreement
In connection with the closing of the Transaction on October 23, 2015, the Partnership also entered into the Trademark License Agreement, among Park Holding, Akkan, Ciner Enterprises, Ciner Corp, Ciner Holding, the Partnership, our general partner and Ciner Wyoming. The Trademark License Agreement governs the use of “Ciner” as part of the names used by the Partnership and the other related parties thereto following the Transaction, and as a trademark and service mark, for the Partnership’s products and services.
Reimbursement of General and Administrative Expense
Prior to consummation of the Transaction, under the Omnibus Agreement OCI Enterprises performed, or caused its affiliates to perform, centralized corporate, general and administrative services for us. In exchange, we reimbursed OCI Enterprises and its affiliates for the expenses incurred by them in providing these services. The Omnibus Agreement further provided that we would reimburse OCI Enterprises and its affiliates for our allocable portion of the premiums on any insurance policies covering our assets. We also reimbursed OCI Enterprises for any additional state income, franchise or similar tax paid by OCI Enterprises resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with OCI Enterprises as required by applicable law. For the period from January 1, 2015, through October 23, 2015, the Partnership was charged $6.1 million under the Omnibus Agreement by OCI Enterprises.
Subsequent to the closing of the Transaction, under the Services Agreement, we pay Ciner Corp services provided to us, and we also reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. We also reimburse Ciner Corp for our allocable portion of the premiums on any insurance policies covering our assets and for any additional state income, franchise or similar tax paid by Ciner Enterprises resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with Ciner Corp as required by applicable law. For the period from October 24, 2015, through December 31, 2015, the Partnership was charged $2.3 million under the Services Agreement by Ciner Corp.
Transactions with Affiliates
Ciner Corp and Ciner Wyoming are party to a sales agency agreement dated June 17, 2015. Under the sales agency agreement, Ciner Corp contracts with customers, including ANSAC, for the sale of the soda ash that Ciner Wyoming produces, and Ciner Wyoming delivers soda ash directly to the customers. Though Ciner Corp is the contractual party with customers, any risk of loss related to soda ash is passed directly to Ciner Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. Ciner Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with Ciner Wyoming. Ciner Wyoming also bears any risk of loss from liability claims related to soda ash. Ciner Corp receives sales proceeds directly from customers on behalf of Ciner Wyoming, and Ciner Corp then transfers the total proceeds of the sales directly to Ciner Wyoming, less Ciner Corp’s actual costs of sales and marketing. Ciner Corp’s costs are allocated to Ciner Wyoming by OCI Enterprises (prior to the Transaction) and Ciner Corp (subsequent to the Transaction) based on the amount of time spent by Ciner Corp providing such services. For the years ended December 31, 2015, 2014 and 2013, these charges amounted to approximately $5.8 million, $3.4 million and $4.4 million, respectively. Ciner Corp also contracts with various land and sea carriers for freight transportation on behalf of Ciner Wyoming. All such actual freight costs are charged directly to Ciner Wyoming.
Prior to the closing of the Transaction, substantially all of Ciner Wyoming’s (formerly OCI Wyoming LLC) selling and marketing expenses and general and administrative expenses were expenses charged to Ciner Wyoming by OCI Enterprises and Ciner

Corp (formerly OCI Chemical Corporation) for actual expenses incurred by them on behalf of Ciner Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent. Subsequent to the closing of the Transaction, substantially all of Ciner Wyoming’s selling and marketing expenses and general and administrative expenses are expenses charged to Ciner Wyoming by Ciner Corp for actual expenses incurred by it on behalf of Ciner Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.

Ciner Corp, on behalf of Ciner Wyoming, also makes sales of soda ash to OCI Alabama, LLC, or OCI Alabama, a former affiliate of Ciner Corp, that manufactures sodium percarbonate. These sales of soda ash to OCI Alabama were approved by the partnership committee of Ciner Wyoming (formerly OCI Wyoming LLC) in 2002, and were not made pursuant to any written sales agreement, prior to the Transaction. The price of such sales is based on the average price of arms’ length sales made by Ciner Wyoming to similar size businesses. For the years ended December 31, 2015, 2014 and 2013, sales to OCI Alabama were approximately $5.5 million (including $1.2 million of soda ash sold post the Transaction), $5.9 million and $7.3 million, respectively. As a result of the closing of the Transaction, Ciner Enterprises indirectly owns and controls the Partnership, therefore, OCI Enterprises and its subsidiaries, including OCI Alabama LLC, are no longer related parties of the Partnership as of the closing of the Transaction. See Item 8, Financial Statements and Supplementary Data, Note 15 , “Agreements and Transactions with Affiliates,” for more information.

Ciner Corp is a member company of ANSAC, and had an approximate 41.9%, 37.8% and 37.5% participation interest at December 31, 2015, 2014 and 2013, respectively. Kirk Milling, the chief executive officer of Ciner Corp and chairman of the board and chief executive officer of our general partner, has served as a director of ANSAC since 2001. We made approximately 53.7%, 49.6% and 45.3% of our total net sales for the years ended December 31, 2015, 2014 and 2013, respectively, through Ciner Corp’s membership in ANSAC. In addition, ANSAC provides logistics and support services for all of our export sales.

Prior to the closing of the Transaction, the personnel who operated our assets were employees of OCI Enterprises and its affiliates. OCI Enterprises directly charged us for the payroll and benefit costs associated with employees and carried the obligations for other employee-related benefits in its financial statements. We were allocated a portion of OCI Enterprises’ defined benefit pension plan liability and postretirement benefit liability for the employees providing services to us based on an actuarial assessment of that liability.

Subsequent to the closing of the Transaction, the personnel who operate our assets are employees of Ciner Corp and its affiliates. Ciner Corp directly charges us for the payroll and benefit costs associated with employees and carried the obligations for other employee-related benefits in its financial statements. We are allocated a portion of Ciner Corp’s defined benefit pension plan liability and postretirement benefit liability for the employees providing services to us based on an actuarial assessment of that liability. See Item 8, Financial Statements and Supplementary Data, Note 10, “Employee Compensation,” for more information. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
As disclosed under “Item 10. Directors, Executive Officers and Corporate Governance,” our audit committee has been given the sole authority, under the audit committee charter, to review and evaluate any related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K, and our conflicts committee is responsible, under the conflicts committee charter, with determining if the resolution of any conflict of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, is in our best interest.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of our general partner and independence requirements applicable for the Board of Directors of our general partner and its committees.
ITEM 14. Principal Accounting Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of Ciner Resources LP for the year ended December 31, 2015. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.

Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the year ended December 31, 2015.

	Year ended December 31,	Year ended December 31,
	2015	2014
Audit fees (1)	$707,163	$498,182
Audit-related fees (2)	—	—
Tax fees (3)	217,799	366,138
All other fees (4)	—	—
Total	$924,962	$864,320

(1) Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including consents and other services related to SEC matters.
(2) Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.
(3) Tax fees represent fees for professional services rendered in connection with tax compliance.
(4) All other fees represent fees for services not classifiable under the other categories listed in the table above.
Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2015, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

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
CINER RESOURCES LP (Registrant)

By:	Ciner Resource Partners LLC, its General Partner

By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, our General Partner
(Principal Executive Officer)
Date: March 11, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Kirk H. Milling	President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, our General Partner (Principal Executive Officer)	March 11, 2016
Kirk H. Milling

/s/ Kevin L. Kremke	Chief Financial Officer and Director of Ciner Resource Partners LLC, our General Partner (Principal Financial Officer and Principal Accounting Officer)	March 11, 2016
Kevin L. Kremke

/s/ Angela A. Minas	(Director of Ciner Resource Partners LLC, our General Partner)	March 11, 2016
Angela A. Minas

/s/ Michael E. Ducey	(Director of Ciner Resource Partners LLC, our General Partner)	March 11, 2016
Michael E. Ducey

/s/ Ceyda Pençe	(Director of Ciner Resource Partners LLC, our General Partner)	March 11, 2016
Ceyda Pençe

/s/ Dogan Pençe	(Director of Ciner Resource Partners LLC, our General Partner)	March 11, 2016
Dogan Pençe

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
Non-subsidence mining: Any one of several mining techniques designed to prevent or avoid the collapse of the surface above the mine. Room and pillar mining, which leaves “pillars” to support the roof of a mine, is a form of non-subsidence mining.
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
Room and Pillar Mining: A mining method wherein underground mineral seams are mined in a network of “rooms.” As these rooms are cut and formed, continuous miners simultaneously load trona onto shuttle cars for hoisting to the surface. “Pillars” composed of trona are left behind in these rooms to support the roofs of the mines. Room and pillar mining is often used to mine smaller blocks or center seams.
Run-of-Mine: The amount of trona removed directly from the mine prior to processing.
Seam: Trona deposits occur in layers typically separated by layers of rock. Each layer of trona is called a “seam.”
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
Trona: Sodium sesquicarbonate (Na2CO3-NaHCO3-2H2O), a naturally occurring soft mineral, consisting primarily of sodium carbonate, or soda ash, sodium bicarbonate and water.
Trona Ore: Trona that has been removed from the ground.

Exhibit Index

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013).

3.7
Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.8
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.9
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
10.1
Contribution, Assignment and Assumption Agreement dated effective as of July 18, 2013 by and between Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources LP (formerly known as OCI Resources LP) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.2
Credit Agreement dated as of July 18, 2013 among Ciner Resources LP (formerly known as OCI Resources LP), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.3
First Amendment to Credit Agreement, dated as of October 30, 2014, among Ciner Resources LP (formerly known as OCI Resources LP), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.4
Credit Agreement dated as of July 18, 2013 among Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.5
First Amendment to Credit Agreement, dated as of October 30, 2014, among Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.6
Sodium Lease (WYW0111731), dated December 1, 2007, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.7
Sodium Lease (WYW0111730), dated December 1, 2007, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.8
Sodium Lease (WYW101824), dated June 1, 2008, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.9
Modified Sodium Lease (WYW079420), effective January 1, 2015, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 16, 2014)

10.10
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.11
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.12
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.13
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.14
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.15
License Agreement, dated July 18, 1961, between Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (as amended by Amendment of License Agreement, dated September 20, 2010, between Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as successor by assignment from Stauffer Chemical Company of Wyoming, and Rock Springs Royalty Company LLC, as successor in interest to Union Pacific Railroad Company) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.16
Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

10.17++
Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)

10.18++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2014)

10.19++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 4, 2014)

10.20++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan TR Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014)

10.21
Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the SEC on July 2, 2014)

10.22*	Amendment No. 1 to Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of November 5, 2015
10.23
Services Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.24
OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.25
Trademark License Agreement, dated as of October 23, 2015, among Park Holding A.S., Ciner Enterprises Inc., Ciner Resources Corporation (formerly known as OCI Chemical Corporation), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 4, 2016
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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