Form 10-Q
period 2016-03-31
Ciner Resources LP
filed 2016-05-06
CIK 1575051

Table of Content

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

The registrant had 9,877,873 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at April 29, 2016, the most recent practicable date.

Table of Content

CINER RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
We include cross references to captions elsewhere in this Report, where you can find related additional information. The following table of contents tells you where to find these captions.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$22.9	$20.4
Accounts receivable, net	34.2	33.8
Accounts receivable - ANSAC	47.6	52.2
Due from affiliates, net	8.1	11.9
Inventory	28.3	26.4
Other current assets	1.1	2.2
Total current assets	142.2	146.9
Property, plant and equipment, net	254.2	255.2
Other non-current assets	21.2	21.1
Total assets	$417.6	$423.2
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14.6	$13.4
Due to affiliates	3.1	4.6
Accrued expenses	29.6	25.2
Total current liabilities	47.3	43.2
Long-term debt	103.5	110.0
Other non-current liabilities	7.0	6.8
Total liabilities	157.8	160.0
Commitments and Contingencies
Equity:
Common unitholders - Public and Ciner Holdings (9.9 units issued and outstanding at March 31, 2016 and 9.8 units issued and outstanding at December 31, 2015)	110.3	110.8
Subordinated unitholders - Ciner Holdings (9.8 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	42.8	43.3
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	4.0	4.0
Accumulated other comprehensive loss	(2.7)	(2.1)
Partners’ capital attributable to Ciner Resources LP	154.4	156.0
Non-controlling interest	105.4	107.2
Total equity	259.8	263.2
Total liabilities and partners’ equity	$417.6	$423.2
See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2016	2015

Net sales	$114.4	$120.4
Operating costs and expenses:
Cost of products sold	80.2	82.4
Depreciation, depletion and amortization expense	6.2	5.6
Selling, general and administrative expenses	5.8	4.9
Total operating costs and expenses	92.2	92.9
Operating income	22.2	27.5
Other income/(expenses):
Interest expense, net	(0.9)	(0.9)
Other, net	(0.2)	(0.1)
Total other income/(expense), net	(1.1)	(1.0)
Net income	$21.1	$26.5
Net income attributable to non-controlling interest	11.0	13.7
Net income attributable to Ciner Resources LP	$10.1	$12.8
Other comprehensive income/(loss):
Income/(loss) on derivative financial instruments	(1.1)	(2.0)
Comprehensive income	20.0	24.5
Comprehensive income attributable to non-controlling interest	10.5	12.7
Comprehensive income attributable to Ciner Resources LP	$9.5	$11.8

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.51	$0.64
Subordinated - Ciner Holdings (basic and diluted)	$0.51	$0.64

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8

  See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2016	2015

Cash flows from operating activities:
Net income	$21.1	$26.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	6.3	5.7
Equity-based compensation expense	—	0.1
Other non-cash items	0.2	0.2
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable, net	(0.4)	4.1
Accounts receivable - ANSAC	4.6	5.3
Due from affiliates, net	3.8	0.1
Inventory	(2.1)	(6.0)
Other current and other non-current assets	1.0	0.4
Increase/(decrease) in:
Accounts payable	(0.3)	2.9
Due to affiliates	(1.6)	(2.4)
Accrued expenses and other liabilities	4.2	(2.2)
Net cash provided by operating activities	36.8	34.7
Cash flows from investing activities:
Capital expenditures	(4.4)	(7.8)
Net cash used in investing activities	(4.4)	(7.8)
Cash flows from financing activities:
Repayments on Ciner Wyoming credit facility	(6.5)	—
Distributions to common unitholders	(5.5)	(5.2)
Distributions to general partner	(0.2)	(0.2)
Distributions to subordinated unitholders	(5.4)	(5.2)
Distributions to non-controlling interest	(12.3)	(10.9)
Net cash used in financing activities	(29.9)	(21.5)
Net increase/(decrease) in cash and cash equivalents	2.5	5.4
Cash and cash equivalents at beginning of period	20.4	31.0
Cash and cash equivalents at end of period	$22.9	$36.4
 See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2014	$106.3	$37.9	$3.8	$(0.4)	$147.6	$100.9	$248.5
Net income	6.3	6.3	0.2	—	12.8	13.7	26.5
Other comprehensive income/(loss)	—	—	—	(1.0)	(1.0)	(1.0)	(2.0)
Distributions	(5.2)	(5.2)	(0.2)	—	(10.6)	(10.9)	(21.5)
Balance at March 31, 2015	$107.3	$39.0	$3.9	$(1.4)	$148.8	$102.8	$251.6

Balance at December 31, 2015	$110.8	$43.3	$4.0	$(2.1)	$156.0	$107.2	$263.2
Net income	5.0	4.9	0.2	—	10.1	11.0	21.1
Other comprehensive income/(loss)	—	—	—	(0.6)	(0.6)	(0.5)	(1.1)
Distributions	(5.5)	(5.4)	(0.2)	—	(11.1)	(12.3)	(23.4)
Balance at March 31, 2016	$110.3	$42.8	$4.0	$(2.7)	$154.4	$105.4	$259.8

The sums of some of the rows and columns may not sum due to rounding.
 See accompanying notes.

Table of Content

CINER RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of Ciner Resources LP (the “Partnership,” “CINR,” “Ciner Resources,” “we,” “us,” or “our”), a publicly traded Delaware limited partnership, and its consolidated subsidiary, Ciner Wyoming LLC (“Ciner Wyoming”), which is in the business of mining trona ore to produce soda ash. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership was formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings”), a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All our soda ash processed is sold to various domestic and European customers, and to American Natural Soda Ash Corporation (“ANSAC”) which is an affiliate for export sales. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). There has been no material change in the significant accounting policies followed by us during the three month period ended March 31, 2016 from those disclosed in the 2015 Annual Report.
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
Subsequent Events
We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. In August 2015, the amendments in ASU 2015-14 deferred the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application permitted only as of annual reporting period beginning after December 15, 2016, including interim reporting periods therein.We are currently assessing the impact the adoption of ASU No. 2014-09 will have on our condensed consolidated financial statements, as well as the available transition methods.

Table of Content

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the potential impact the adoption of ASU No. 2016-01 will have on our condensed consolidated financial statements, as well as available transition methods.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining largely unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. The update is effective for interim and annual periods beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The ASU No. 2016-02 provides for certain practical expedients and early adoption is permitted. The Partnership is evaluating the potential impact the adoption of ASU No. 2016-02 will have on its condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Partnership is currently evaluating the guidance to determine the Partnership’s adoption method and the effect, if any, it will have on the Partnership’s condensed consolidated financial statements.
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners (including common and subordinated unitholders) is computed by dividing limited partners’ interest in net income attributable to Ciner Resources, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for the three months ended March 31, 2016 and March 31, 2015, respectively.

Table of Content

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2016	2015
Numerator:
Net income attributable to Ciner Resources LP	$10.1	$12.8
Less: General partner’s interest in net income	0.2	0.2
Total limited partners’ interest in net income	$9.9	$12.6

Denominator:
Weighted average limited parter units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	9.8	9.8
Subordinated - Ciner Holdings (basic and diluted)	9.8	9.8
Weighted average limited partner units outstanding	19.6	19.6

Net income per limited partner units:
Common - Public and Ciner Holdings (basic and diluted)	$0.51	$0.64
Subordinated - Ciner Holdings (basic and diluted)	$0.51	$0.64
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2016	2015
Net income attributable to common unitholders:
Distributions (a)	$5.6	$5.3
(Distributions in excess of net income)/undistributed earnings	(0.6)	1.0
Common unitholders’ interest in net income	$5.0	$6.3

Net income attributable to subordinated unitholders:
Distributions (a)	$5.5	$5.3
(Distributions in excess of net income)/undistributed earnings	(0.6)	1.0
Subordinated unitholders’ interest in net income	$4.9	$6.3

(a) Distributions declared per unit for the period	$0.564	$0.538
Quarterly Distribution
On April 13, 2016, the Partnership declared its first quarter 2016 quarterly cash distribution of $0.5640 per unit. The quarterly cash distribution is payable on May 13, 2016 to unitholders of record on April 29, 2016.
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

Table of Content

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

•	thereafter, in the manner described in “General Partner Interest and Incentive Distribution Rights” below.
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

Table of Content

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2016	December 31, 2015
Raw materials	$10.8	$9.1
Finished goods	10.7	10.7
Stores inventory	27.6	27.1
Total	$49.1	$46.9
Less: Stores inventory reclassed to other non-current assets	(20.8)	(20.5)
Inventory - current	$28.3	$26.4
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	March 31, 2016	December 31, 2015
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an average monthly interest rate of 0.30% at March 31, 2016 and 0.11% December 31, 2015	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing an average monthly interest rate of 0.30% at March 31, 2016 and 0.11% December 31, 2015	8.6	8.6
Ciner Wyoming credit facility, unsecured principal expiring on July 18, 2018, variable interest rate was a weighted average of 2.11% at March 31, 2016 and 2.07% at December 31, 2015	83.5	90.0
Total debt	$103.5	$110.0
Current portion of long-term debt	—	—
Total long-term debt	$103.5	$110.0

Aggregate maturities required on long-term debt at March 31, 2016 are due in future years as follows:

(In millions)	Amount
2017	$8.6
2018	$94.9
Total	$103.5
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2016	December 31, 2015
Reclamation reserve	$4.4	$4.5
Derivative instruments and hedges, fair value liabilities	2.6	2.3
Total	$7.0	$6.8
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2016	December 31, 2015
Beginning reclamation reserve balance	$4.5	$4.2
Accretion expense	0.1	0.3
Reclamation adjustments	$(0.2)	$—
Ending reclamation reserve balance	$4.4	$4.5

Table of Content

6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. As discussed in the 2015 Annual Report, Ciner Enterprise completed a stock purchase transaction, in October 2015, therefore, prior to this transaction the benefit plans were offered and administered by OCI Enterprises Inc. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs were $0.6 million and $2.2 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in pension costs during the three months ended March 31, 2016 of $1.6 million was driven by lower overall pension cost at the Ciner Corp level as a result of the retirement plans being fair valued in connection with Ciner Enterprises’ acquisition of Ciner Corp.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended March 31, 2016 and 2015 were $0.4 million and $0.3 million respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $22.3 million and $21.3 million at March 31, 2016 and December 31, 2015, respectively. The Partnership’s allocated portion of postretirement benefit costs were $0.4 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively.
7. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2015.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). As of March 31, 2016, subject to further adjustment as provided in the Plan, a total of 845,519 common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2016 and 2015, respectively.

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

Table of Content

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	15,859	$25.23
Granted	33,383	21.27	1,112	22.54
Vested	—	—	(2,552)	25.70
Unvested at the end of the period	33,383	$21.27	14,419	$24.93

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of March 31, 2016, as all awards granted are expected to vest.
Total Return Performance Unit Awards
We grant TR Performance Unit Awards to certain employees. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group. As of March 31, 2016, we had no TR Performance Unit Awards outstanding.
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards, with market conditions, granted to employees. These type of awards require the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	7,658	$35.72
Unvested at the end of the period	—	$—	7,658	$35.72

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its un-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.7	1.96	$0.3	1.61
Performance-based units	—	N/A	0.2	1.76
Total	$0.7		$0.5

Table of Content

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)

Balance at December 31, 2015	$(2.1)
Other comprehensive loss before reclassification	(0.9)
Amounts reclassified from accumulated other comprehensive loss	0.3
Net current period other comprehensive loss	(0.6)
Balance at March 31, 2016	$(2.7)
Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2016	2015

Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(0.5)	$(0.5)
Mark to market adjustment on natural gas forward contracts	(0.4)	(1.5)
Mark to market adjustment on foreign exchange forward contracts	(0.2)	—
Income/(loss) on derivative financial instruments	$(1.1)	$(2.0)
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2016	2015
Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.3	Interest expense
Natural gas forward contracts	$0.2	$—	Cost of products sold
Total reclassifications for the period	$0.3	$0.3
9. COMMITMENTS AND CONTINGENCIES
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $33.9 million as of March 31, 2016 and December 31, 2015, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Table of Content

Ciner Wyoming’s revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of March 31, 2016.
10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand alone basis. Prior to the closing of Ciner Enterprises’ indirect acquisition of OCI Enterprises Inc.’s (“OCI Enterprises”) approximately 73% limited partner interest in the Partnership, as well as its 2% general partner interest and related incentive distribution rights (the “Transaction”), under the Omnibus Agreement we reimbursed OCI Enterprises and its affiliates for the expenses incurred by them in providing services to us, and we also reimbursed OCI Enterprises for certain direct operating expenses they paid on our behalf. Subsequent to the closing of the Transaction, on October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
As a result of the Transaction, OCI Enterprises and subsidiaries, including OCI Alabama LLC, are no longer related parties of the Partnership as of the date of the Transaction. The following table includes transactions with OCI Enterprises and subsidiaries prior to the Transaction.
The total costs charged to the Partnership by affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
OCI Enterprises Inc.	$—	$2.2
Ciner Corp	3.9	1.0
ANSAC (1)	0.7	0.8
Total selling, general and administrative expenses - Affiliates	$4.6	$4.0

(1) ANSAC allocates its expenses to its members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended March 31, 2016 and 2015, these costs were $0.4 million and $2.6 million, respectively.
Net sales to affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
ANSAC	$63.4	$64.0
OCI Alabama LLC	—	1.4
Total	$63.4	$65.4
The Partnership had due from/to with affiliates as follows:

	As of
(In millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	Due from affiliates		Due to affiliates
Ciner Enterprises	$0.1	$—	$—	$—
Ciner Corp	5.4	7.1	1.9	1.9
Ciner Resources Europe NV	2.6	4.8	—	—
Other	—	—	1.2	2.7
Total	$8.1	$11.9	$3.1	$4.6

Table of Content

11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2016	2015
Domestic	$47.9	$48.6
International
ANSAC	63.4	64.0
Other	3.1	7.8
Total international	66.5	71.8
Total net sales	$114.4	$120.4
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
We have entered into interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018, the maturity date of the long-term debt under the Ciner Wyoming credit facility. These contracts had an aggregate notional value of $73.5 million and $74.0 million at March 31, 2016 and December 31, 2015, respectively.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2021. These contracts had an aggregate notional value of $17.9 million and $15.8 million at March 31, 2016 and December 31, 2015, respectively.
In January 2016, we entered into foreign exchange forward contracts, designated as cash flow hedges. In December 31, 2015, we also had foreign exchange forward contracts, not designated as hedging instruments. These forward contracts were entered into to reduce exposure from certain firm commitments denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the underlying currency exposure and generally have maturities of one year or less. The forward contracts are predominantly used to purchase U.S. dollars and sell Euros. The forward contracts designated as cash flow hedges had an aggregate notional value of $3.6 million at March 31, 2016. We had no similar contracts outstanding as of December 31, 2015. The forward

Table of Content

contracts not designated as hedging instruments had an aggregate notional value of $4.2 million at December 31, 2015. We had no similar foreign exchange forward contracts that were not designated as hedging instruments outstanding as of March 31, 2016.

The following table presents the fair value of derivative assets and liability derivatives and the respective balance sheet locations as of:

	Assets				Liabilities
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$1.4	Accrued Expenses	$0.8
Natural gas forward contracts - current		—		—	Accrued Expenses	1.1	Accrued Expenses	1.0
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	2.6	Other non-current liabilities	2.3
Foreign exchange forward contracts		$—		$—	Accrued Expenses	$0.2		$—
Total derivatives designated as hedging instruments		$—		$—		$5.3		$4.1

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts		$—	Other current assets	$0.1		$—		$—

Total derivatives not designated as hedging instruments		$—		$0.1		$—		$—

Total derivatives		$—		$0.1		$5.3		$4.1
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Distribution Declaration

On April 13, 2016, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $20.0 million. This distribution is payable on May 6, 2016.

On April 13, 2016, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2016 of $0.5640 per unit will be paid on May 13, 2016 to unitholders of record on April 29, 2016.

Table of Content

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

Table of Content

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
References
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
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
NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. (“NRP”) currently owns an indirect 49.0% membership interest in Ciner Wyoming.
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
Soda ash demand in international markets has continued to grow, although the rate of growth has slowed recently due to sluggish economic growth in emerging markets. We expect that future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, and to a limited extent, from China, the two largest suppliers of soda ash to international markets.
Sales Mix
Because demand for soda ash in the United States has remained relatively stable in recent years, we have focused on international markets to expand our business, and we expect to continue to do so in the near future. As a result, our operations have

Table of Content

been and continue to be sensitive to fluctuations in freight and shipping costs and changes in international prices, which have historically been more volatile than domestic prices. Our gross profit will be impacted by the mix of domestic and international sales as a result of changes in input costs and our average selling prices.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility.
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.51: 1.0 for both three months ended March 31, 2016, and 2015, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 83.2% and 80.5% of our total freight costs during the three months ended March 31, 2016 and 2015, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
Net Sales
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various plans.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00 per MMBtu. The monthly Henry Hub natural gas settlement prices as of March 31, 2016 and 2015 were $1.73 and $2.83 per MMBtu, respectively. In order to

Table of Content

mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
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
The royalty rates we pay to our lessors and licensor may change upon our renewal of such leases and license. Under our license with Rock Springs, the applicable royalty rate may vary based on a most favored nation clause in the license. The applicable royalty rate in the license may be adjusted if we pay a higher royalty rate to certain other mineral rights owners in Sweetwater County, Wyoming. The extent to which Rock Springs may increase the applicable royalty rate is currently the subject of litigation in Wyoming. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. See Part II, Item 1. “Legal Proceedings” for additional information.
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
First Quarter 2016 Financial Highlights:

•	Net sales of $114.4 million decreased 5.0% over the prior-year first quarter;

•	Adjusted EBITDA of $28.2 million decreased 14.5% over the prior-year first quarter;

•	Earnings per unit of $0.51 for the quarter decreased 20.3% over the prior-year first quarter of $0.64;

•	Quarterly distribution declared per unit of $0.564 increased by 4.8% over the prior-year first quarter; and

•
Distributable cash flow of $12.5 million decreased 8.1% over the prior-year first quarter; The distribution coverage ratio was 1.11 for the three months ended March 31, 2016 compared to 1.27 for the three months ended March 31, 2015.

Table of Content

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
The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

(In millions; except for operating and other data section)
Net sales	$114.4	$120.4
Operating costs and expenses:
Cost of products sold	80.2	82.4
Depreciation, depletion and amortization expense	6.2	5.6
Selling, general and administrative expenses	5.8	4.9
Total operating costs and expenses	92.2	92.9
Operating income	22.2	27.5
Total other income/(expense), net	(1.1)	(1.0)
Net income	$21.1	$26.5
Net income attributable to non-controlling interest	11.0	13.7
Net income attributable to Ciner Resources LP	$10.1	$12.8

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,001.4	1,017.1
Ore to ash ratio(1)	1.51: 1.0	1.51: 1.0
Soda ash volume produced (thousands of short tons)	662.4	673.4
Soda ash volume sold (thousands of short tons)	660.1	653.1
Adjusted EBITDA(2)	$28.2	$33.0
Adjusted EBITDA per short ton(3)	$42.72	$50.53

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

(3)	Reflects Adjusted EBITDA divided by sales volumes.

Table of Content

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended March 31,		Percent Increase/(Decrease)
	2016	2015

Net sales ($ in millions):
Domestic	$47.9	$48.6	(1.4)%
International	66.5	71.8	(7.4)%
Total net sales	$114.4	$120.4	(5.0)%
Sales volumes (thousands of short tons):
Domestic	221.5	209.6	5.7%
International	438.6	443.5	(1.1)%
Total soda ash volume sold	660.1	653.1	1.1%
Average sales price (per short ton):
Domestic	$216.35	$231.87	(6.7)%
International	$151.52	$161.98	(6.5)%
Average	$173.28	$184.41	(6.0)%
Percent of net sales:
Domestic sales	41.9%	40.4%	3.7%
International sales	58.1%	59.6%	(2.5)%
Total percent of net sales	100.0%	100.0%
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
Consolidated Results
Net sales. Net sales decreased by 5.0% to $114.4 million for the three months ended March 31, 2016 from $120.4 million for the three months ended March 31, 2015, driven by a decrease in total average sales price of 6.0%, slightly offset by an increase in soda volumes sold of 1.1%.
Domestic average sales price declined 6.7% in the three months ended March 31, 2016, mostly due to freight. Our efforts to increase our domestic market share resulted in soda ash prices flat to slightly below 2015 levels. However, we had more volume in 2016 to customers who arrange their own freight, as well as one customer who switched volume to a closer location, resulting in lower freight costs. Freight is billed as a pass through to our customers, impacting the $15.52 reduction in domestic average price in the first quarter of 2016.
International average sales price declined 6.5% in the three months ended March 31, 2016. Our international segment includes both ANSAC and customers in Europe and South Africa. We made a decision to scale back our sales volume into Europe in 2016 due to unfavorable exchange rates, as our net profit from both ANSAC and domestic volumes are higher. The mix shift from Europe to additional ANSAC volume results in lower international prices as the Europe price includes freight all the way to the customer’s location.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, decreased by 1.8% to $86.4 million for the three months ended March 31, 2016 from $88.0 million for the three months ended March 31, 2015, primarily as a result of the following:

•
a decrease in operating and maintenance costs of 15.4% to $4.4 million for the three months ended March 31, 2016, compared to $5.2 million for the three months ended March 31, 2015, partly due to lower negotiated prices for supplies and lower contract maintenance due to timing of projects;

•
a decrease in freight costs of 8.5% to $29.1 million for the three months ended March 31, 2016, compared to $31.8 million for the three months ended March 31, 2015, due primarily to lower sales volume into Europe;

•
a decrease in energy costs of 1.9% to $15.9 million for the three months ended March 31, 2016, compared to $16.2 million for the three months ended March 31, 2015, due primarily to lower natural gas prices; partially offset by

•
an increase in royalty costs of 13.2% to $6.0 million for the three months ended March 31, 2016, compared to $5.3 million for the three months ended March 31, 2015, due primarily to increased royalty rates beginning in fourth quarter 2015 for both federal leases and license with Rock Springs. The federal royalty rate increased to 6% from 4% as a result of the Helium

Table of Content

Stewardship Act of 2013 expiring in September 2015 and the royalty rate for the license with Rock Springs increased to 8% from 7%; and

•	an increase in compensation and benefits of 0.6% to $15.8 million for the three months ended March 31, 2016, compared to $15.7 million for the three months ended March 31, 2015.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 18.4% to $5.8 million for the three months ended March 31, 2016, compared to $4.9 million for the three months ended March 31, 2015, primarily due to increased investments in our information technology infrastructure to improve efficiencies.
Operating income.   As a result of the foregoing, operating income decreased by 19.3% to $22.2 million for the three months ended March 31, 2016, compared to $27.5 million for the three months ended March 31, 2015.
Net income.    As a result of the foregoing, net income decreased by 20.4% to $21.1 million for the three months ended March 31, 2016, compared to $26.5 million for the three months ended March 31, 2015.
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

•
Approximately, $86 million ($190 million, less $84 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined in “Debt” below), subject to availability; During the three months ended March 31, 2016, we had repayments on the Ciner Wyoming Credit Facility of $6.5 million; and

•	$10 million available for borrowing under the Revolving Credit Facility (as defined in “Debt” below), subject to availability.
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
On April 13, 2016, the Partnership declared and the board of directors of its general partner approved, a 1.2% increase over the fourth quarter 2015 declared quarterly distribution. The cash distribution for the first quarter 2016 of $0.564 per unit will be paid on May 13, 2016 to unitholders of record on April 29, 2016. See Part I, Item 1, Financial Statements - Note 2, “Net income per unit and cash distribution”, for more information.
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2016, we had a working capital surplus of $94.9 million as compared to a working capital surplus of $103.7 million as of December 31, 2015.

Table of Content

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
The table below summarizes our capital expenditures, on an accrual basis:

(In millions)	Three Months Ended March 31,
Capital Expenditures	2016	2015
Maintenance	$1.0	$3.6
Expansion	4.4	1.4
Total	$5.4	$5.0
Capital expenditures during three months ended March 31, 2016 and three months ended March 31, 2015 reflect differences in the timing of capital expenditure programs in each year, respectively.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2016	2015
Cash provided by (used in):
Operating activities	$36.8	$34.7	6.1%
Investing activities	(4.4)	(7.8)	(43.6)%
Financing activities	(29.9)	(21.5)	39.1%
Operating Activities
Our operating activities during the three months ended March 31, 2016 provided cash of $36.8 million, an increase of 6.1% from the $34.7 million cash generated during the three months ended March 31, 2015, primarily as a result of the following:

•
an increase in cash flows provided from working capital of $9.2 million during the three months ended March 31, 2016 compared to $2.2 million of cash flows provided from working capital during the three months ended March 31, 2015; and

•	a decrease of 20.4% in net income of $21.1 million during the three months ended March 31, 2016, compared to $26.5 million for the prior-year first quarter.
Investing Activities
We used cash flows of $4.4 million in investing activities during the three months ended March 31, 2016, compared to $7.8 million during the three months ended March 31, 2015, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $29.9 million during the three months ended March 31, 2016 increased by 39.1% over the prior-year first quarter, largely due to repayments of long-term debt of $6.5 million during the period. Distributions during the three months ended March 31, 2016 were $23.4 million compared to the three months ended March 31, 2015 of $21.5 million.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

Table of Content

($ in millions)	As of and for the quarter ended
March 31, 2016
Short-term borrowings from banks:
Outstanding amount at period ending	$83.5
Weighted average interest rate at period ending(1)	2.97%
Average daily amount outstanding for the period	$88.5
Weighted average daily interest rate for the period(1)	2.98%
Maximum month-end amount outstanding during the period	$88.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2016, the interest rate swap contracts had an aggregate notional value of $73.5 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of March 31, 2016 and December 31, 2015, respectively.
Demand Revenue Bonds
The above revenue bonds require Ciner Wyoming to maintain standby letters of credit totaling $20.3 million at March 31, 2016 and December 31, 2015, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of March 31, 2016, Ciner Wyoming was in compliance with these debt covenants.
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
The Ciner Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated fixed charge coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 1.15 to 1.00. The Ciner Wyoming Credit Facility also requires that consolidated capital expenditures, as defined in the Ciner Wyoming Credit Facility, not exceed $50 million in any fiscal year.
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

Table of Content

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
Ciner Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2016.
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
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the “Revolving Credit Facility”), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At March 31, 2016, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than Ciner Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of March 31, 2016, our only subsidiary was Ciner Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by us.

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
The Revolving Credit Facility also requires quarterly maintenance of a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.10 to 1.00. The Revolving Credit Facility also requires that consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.

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

Table of Content

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2016.
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
Ciner Enterprises Credit Agreement
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
Contractual Obligations

During the three months ended March 31, 2016, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
During the three months ended March 31, 2016, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.
Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Item 1. Financial Statements - Note 1, “Corporate Structure and Summary of Significant Accounting Policies”, in the notes to condensed consolidated financial statements.

Table of Content

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

Table of Content

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
	2016	2015
(In millions, except per unit data)
Reconciliation of Adjusted EBITDA to net income:
Net income	$21.1	$26.5
Add backs:
Depreciation, depletion and amortization expense	6.2	5.6
Interest expense, net	0.9	0.9
Adjusted EBITDA	$28.2	$33.0
Less: Adjusted EBITDA attributable to non-controlling interest	14.3	16.7
Adjusted EBITDA attributable to Ciner Resources LP	$13.9	$16.3

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$13.9	$16.3
Less: Cash interest expense, net attributable to Ciner Resources LP	0.4	0.5
Maintenance capital expenditures attributable to Ciner Resources LP(1)	1.0	2.2
Distributable cash flow attributable to Ciner Resources LP	$12.5	$13.6

Cash distribution declared per unit	$0.564	$0.538

Total distributions to unitholders and general partner	$11.3	$10.7

Distribution coverage ratio	1.11	1.27

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$36.8	$34.7
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)
Equity-based compensation expense	—	(0.1)
Net change in working capital	(9.2)	(2.2)
Interest expense, net	0.9	0.9
Other non-cash items	(0.2)	(0.2)
Adjusted EBITDA	$28.2	$33.0
Less: Adjusted EBITDA attributable to non-controlling interest	14.3	16.7
Adjusted EBITDA attributable to Ciner Resources LP	$13.9	$16.3
Less: Cash interest expense, net attributable to Ciner Resources LP	0.4	0.5
Maintenance capital expenditures attributable to Ciner Resources LP(1)	1.0	2.2
Distributable cash flow attributable to Ciner Resources LP	$12.5	$13.6

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, foreign currency rate and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks, foreign exchange rate risks and commodity price risks is discussed in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016. There has been no material change in that information.

Table of Content

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2016 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the period ended March 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016. There have been no material changes in that information.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2016, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
Item 5. Other Information
Not applicable.

Table of Content

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP), effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP), dated November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Certificate of Formation of Ciner Resource Partners LLC, (formerly known as OCI Resource Partners LLC) dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.7
Certificate of Amendment of the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.8
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.9
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

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

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINER RESOURCES LP

		By:	Ciner Resource Partners LLC,
its General Partner

Date:	May 5, 2016	By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	May 5, 2016	By:	/s/ Kevin L. Kremke
Kevin L. Kremke Chief Financial Officer and Director of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer and Principal Accounting Officer)