Form 10-Q
period 2016-09-30
Ciner Resources LP
filed 2016-11-03
CIK 1575051

Table of Content

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The registrant had 9,877,873 common units, 9,775,500 subordinated units and 399,000 general partner units outstanding at October 31, 2016, the most recent practicable date.

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

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$29.6	$20.4
Accounts receivable, net	32.0	33.8
Accounts receivable - ANSAC	49.9	52.2
Due from affiliates, net	6.3	11.9
Inventory	24.6	26.4
Other current assets	1.2	2.2
Total current assets	143.6	146.9
Property, plant and equipment, net	253.3	255.2
Other non-current assets	21.0	21.1
Total assets	$417.9	$423.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.6	$—
Accounts payable	$16.4	$13.4
Due to affiliates	3.2	4.6
Accrued expenses	29.2	25.2
Total current liabilities	57.4	43.2
Long-term debt	90.9	110.0
Other non-current liabilities	9.1	6.8
Total liabilities	157.4	160.0
Commitments and Contingencies
Equity:
Common unitholders - Public and Ciner Holdings (9.9 units issued and outstanding at September 30, 2016 and 9.8 units issued and outstanding at December 31, 2015)	110.1	110.8
Subordinated unitholders - Ciner Holdings (9.8 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	42.2	43.3
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	4.0	4.0
Accumulated other comprehensive loss	(2.6)	(2.1)
Partners’ capital attributable to Ciner Resources LP	153.7	156.0
Non-controlling interest	106.8	107.2
Total equity	260.5	263.2
Total liabilities and partners’ equity	$417.9	$423.2
See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2016	2015	2016	2015

Net sales	$121.0	$117.3	$352.1	$360.0
Operating costs and expenses:
Cost of products sold	83.9	79.2	245.8	247.2
Depreciation, depletion and amortization expense	6.6	5.7	19.3	17.1
Selling, general and administrative expenses	6.3	4.5	18.1	14.1
Loss on disposal of assets, net	0.2	—	0.2	—
Total operating costs and expenses	97.0	89.4	283.4	278.4
Operating income	24.0	27.9	68.7	81.6
Other income/(expenses):
Interest expense, net	(0.9)	(1.0)	(2.7)	(3.1)
Other, net	—	—	(0.1)	(0.6)
Total other income/(expense), net	(0.9)	(1.0)	(2.8)	(3.7)
Net income	$23.1	$26.9	$65.9	$77.9
Net income attributable to non-controlling interest	12.0	13.8	34.3	40.3
Net income attributable to Ciner Resources LP	$11.1	$13.1	$31.6	$37.6
Other comprehensive income/(loss):
Income/(loss) on derivative financial instruments	(1.3)	(2.3)	(0.9)	(3.9)
Comprehensive income	21.8	24.6	65.0	74.0
Comprehensive income attributable to non-controlling interest	11.4	12.7	33.9	38.4
Comprehensive income attributable to Ciner Resources LP	$10.4	$11.9	$31.1	$35.6

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.56	$0.65	$1.58	$1.88
Subordinated - Ciner Holdings (basic and diluted)	$0.55	$0.65	$1.58	$1.88

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	9.8	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	9.8	9.8	9.8	9.8

  See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2016	2015

Cash flows from operating activities:
Net income	$65.9	$77.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	19.6	17.4
Loss on disposal of assets, net	0.2	—
Equity-based compensation expense	0.4	0.5
Other non-cash items	0.3	0.8
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable, net	1.8	4.7
Accounts receivable - ANSAC	2.3	3.0
Due from affiliates, net	5.6	9.5
Inventory	1.6	(7.4)
Other current and other non-current assets	0.8	(0.3)
Increase/(decrease) in:
Accounts payable	2.1	1.6
Due to affiliates	(1.4)	(1.6)
Accrued expenses and other liabilities	4.7	(3.2)
Net cash provided by operating activities	103.9	102.9
Cash flows from investing activities:
Capital expenditures	(16.2)	(28.1)
Net cash used in investing activities	(16.2)	(28.1)
Cash flows from financing activities:
Due to affiliates	—	(1.3)
Borrowings on Ciner Wyoming credit facility	7.0	4.0
Repayments on Ciner Wyoming credit facility	(17.5)	(28.0)
Distributions to common unitholders	(16.6)	(15.8)
Distributions to general partner	(0.6)	(0.7)
Distributions to subordinated unitholders	(16.5)	(15.7)
Distributions to non-controlling interest	(34.3)	(34.6)
Net cash used in financing activities	(78.5)	(92.1)
Net increase/(decrease) in cash and cash equivalents	9.2	(17.3)
Cash and cash equivalents at beginning of period	20.4	31.0
Cash and cash equivalents at end of period	$29.6	$13.7
 See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2014	$106.3	$37.9	$3.8	$(0.4)	$147.6	$100.9	$248.5
Net income	18.4	18.4	0.8	—	37.6	40.3	77.9
Other comprehensive income/(loss)	—	—	—	(2.0)	(2.0)	(1.9)	(3.9)
Equity-based compensation plan activity	0.3	—	—	—	0.3	—	0.3
Distributions	(15.8)	(15.7)	(0.7)	—	(32.2)	(34.6)	(66.8)
Balance at September 30, 2015	$109.2	$40.6	$3.9	$(2.4)	$151.3	$104.8	$256.1

Balance at December 31, 2015	$110.8	$43.3	$4.0	$(2.1)	$156.0	$107.2	$263.2
Net income	15.6	15.4	0.6	—	31.6	34.3	65.9
Other comprehensive income/(loss)	—	—	—	(0.5)	(0.5)	(0.4)	(0.9)
Equity-based compensation plan activity	0.4	—	—	—	0.4	—	0.4
Distributions	(16.6)	(16.5)	(0.6)	—	(33.7)	(34.3)	(68.0)
Balance at September 30, 2016	$110.1	$42.2	$4.0	$(2.6)	$153.7	$106.8	$260.5

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Annual Report”). There has been no material change in the significant accounting policies followed by us during the nine month periods ended September 30, 2016 from those disclosed in the 2015 Annual Report.
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
In addition to the common and subordinated units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for the three and nine months ended September 30, 2016 and September 30, 2015, respectively.

Table of Content

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2016	2015	2016	2015
Numerator:
Net income attributable to Ciner Resources LP	$11.1	$13.1	$31.6	$37.6
Less: General partner’s interest in net income	0.2	0.3	0.6	0.8
Total limited partners’ interest in net income	$10.9	$12.8	$31.0	$36.8

Denominator:
Weighted average limited parter units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	9.8	9.8	9.8	9.8
Subordinated - Ciner Holdings (basic and diluted)	9.8	9.8	9.8	9.8
Weighted average limited partner units outstanding	19.6	19.6	19.6	19.6

Net income per limited partner units:
Common - Public and Ciner Holdings (basic and diluted)	$0.56	$0.65	$1.58	$1.88
Subordinated - Ciner Holdings (basic and diluted)	$0.55	$0.65	$1.58	$1.88
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2016	2015	2016	2015
Net income attributable to common unitholders:
Distributions (a)	$5.6	$5.4	$16.8	$16.0
(Distributions in excess of net income)/undistributed earnings	(0.1)	1.0	(1.2)	2.4
Common unitholders’ interest in net income	$5.5	$6.4	$15.6	$18.4

Net income attributable to subordinated unitholders:
Distributions (a)	$5.6	$5.4	$16.6	$16.0
(Distributions in excess of net income)/undistributed earnings	(0.2)	1.0	(1.2)	2.4
Subordinated unitholders’ interest in net income	$5.4	$6.4	$15.4	$18.4

(a) Distributions declared per unit for the period	$0.5670	$0.5510	$1.698	$1.634
Quarterly Distribution
On October 17, 2016, the Partnership declared its third quarter 2016 quarterly cash distribution of $0.5670 per unit. The quarterly cash distribution is payable on November 11, 2016 to unitholders of record on October 28, 2016.
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
End of Subordination Period
On, October 17, 2016, the board of directors of our general partner confirmed and approved that, upon payment of the quarterly distribution for the third quarter of 2016, the conditions for conversion of the Partnership’s subordinated units will be satisfied. As such, upon such payment, effective November 14, 2016, the subordination period will end and all 9,775,500 subordinated units will convert on a one-for-one basis into common units.
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

Table of Content

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	September 30, 2016	December 31, 2015
Raw materials	$9.0	$9.1
Finished goods	9.3	10.7
Stores inventory	27.0	27.1
Total	$45.3	$46.9
Less: Stores inventory classified as other non-current assets	(20.7)	(20.5)
Inventory - current	$24.6	$26.4
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	September 30, 2016	December 31, 2015
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 0.99% at September 30, 2016 and 0.11% December 31, 2015	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing an interest rate of 0.99% at September 30, 2016 and 0.11% December 31, 2015	8.6	8.6
Ciner Wyoming credit facility, unsecured principal expiring on July 18, 2018, variable interest rate was a weighted average of 2.15% at September 30, 2016 and 2.07% at December 31, 2015	79.5	90.0
Total debt	$99.5	$110.0
Current portion of long-term debt	8.6	—
Total long-term debt	$90.9	$110.0

Aggregate maturities required on long-term debt at September 30, 2016 are due in future years as follows:

(In millions)	Amount
2017	$8.6
2018	$90.9
Total	$99.5
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

Table of Content

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	September 30, 2016	December 31, 2015
Reclamation reserve	$5.5	$4.5
Derivative instruments and hedges, fair value liabilities	3.6	2.3
Total	$9.1	$6.8
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	September 30, 2016	December 31, 2015
Beginning reclamation reserve balance	$4.5	$4.2
Accretion expense	0.2	0.3
Reclamation adjustments (1)	$0.8	$—
Ending reclamation reserve balance	$5.5	$4.5

(1) The reclamation adjustments above includes a new asset retirement obligation layer of approximately $1.0 million as of September 30, 2016, as a result of the increase in the self-bond estimate. See Note 9 “Commitments and Contingencies” for additional information.
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
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs were $0.4 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $6.6 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in pension costs during the three and nine months ended September 30, 2016 of $1.8 million and $5.1 million, respectively, was driven by lower overall pension cost at the Ciner Corp level as a result of the retirement plans being fair valued in connection with Ciner Enterprises’ acquisition of Ciner Corp.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended September 30, 2016 and 2015 were $0.5 million and $0.3 million, respectively, and $1.3 million and $1.1 million, for the nine months ended September 30, 2016 and 2015, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $23.1 million and $21.3 million at September 30, 2016 and December 31, 2015, respectively. The Partnership’s allocated portion of postretirement benefit costs were $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively, and $1.0 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Table of Content

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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). As of September 30, 2016, subject to further adjustment as provided in the Plan, a total of 0.8 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards
During the nine months ended September 30, 2016, a total of 7,251 common units were granted and fully vested to non-employee directors, and 11,064 were grants during the nine months ended September 30, 2015. The grant date average fair value per unit of these awards was $26.24 and $22.54 for the nine months ended September 30, 2016 and 2015, respectively. The total fair value of these awards were approximately $0.2 million and $0.2 million during the nine months ended September 30, 2016 and 2015, respectively.

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
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	15,859	$25.23
Granted	39,170	22.50	8,347	22.51
Vested	—	—	(6,652)	23.70
Unvested at the end of the period	39,170	$22.50	17,554	$24.67

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of September 30, 2016, as all awards granted are expected to vest.

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	7,658	$35.72
Granted	5,787	43.93	7,235	24.64
Unvested at the end of the period	5,787	$43.93	14,893	$30.34

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its un-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.6	1.85	$0.3	1.74
Performance-based units	0.2	2.34	0.3	1.75
Total	$0.8		$0.6
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)

Balance at December 31, 2015	$(2.1)
Other comprehensive loss before reclassification	(1.3)
Amounts reclassified from accumulated other comprehensive loss	0.8
Net current period other comprehensive loss	(0.5)
Balance at September 30, 2016	$(2.6)

Table of Content

Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015

Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.5	$(0.5)	$(0.2)	$(0.8)
Mark to market adjustment on natural gas forward contracts	(1.8)	(1.8)	(0.7)	(3.1)
Income/(loss) on derivative financial instruments	$(1.3)	$(2.3)	$(0.9)	$(3.9)
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2016	2015	2016	2015
Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.1	$0.3	$0.4	Interest expense
Natural gas forward contracts	$0.1	$—	$0.5	$—	Cost of products sold
Total reclassifications for the period	$0.2	$0.1	$0.8	$0.4
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $38.2 million and $33.9 million as of September 30, 2016 and December 31, 2015, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Ciner Wyoming’s revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of September 30, 2016.

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
The total costs charged to the Partnership by affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
OCI Enterprises Inc.	$—	$1.9	$—	$5.9
Ciner Corp	4.1	0.6	11.5	2.7
ANSAC (1)	0.9	0.7	2.7	2.5
Total selling, general and administrative expenses - Affiliates	$5.0	$3.2	$14.2	$11.1

(1) ANSAC allocates its expenses to its members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended September 30, 2016 and 2015, these costs were $0.4 million and $3.0 million, respectively, and $1.2 million and $7.3 million for the nine months ended September 30, 2016 and 2015, respectively. The decreases in logistics services charged by ANSAC are largely due to shipping less soda ash tons to Europe during the three and nine months ended 2016 compared to the three and nine months ended 2015.
Net sales to affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
ANSAC	$69.9	$63.9	$199.4	$190.3
OCI Alabama LLC	—	1.3	—	3.9
Total	$69.9	$65.2	$199.4	$194.2

Table of Content

The Partnership had due from/to with affiliates as follows:

	As of
(In millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	Due from affiliates		Due to affiliates
Ciner Enterprises	$—	$—	$0.3	$—
Ciner Corp	4.7	7.1	2.1	1.9
Ciner Resources Europe NV	1.6	4.8	—	—
Other	—	—	0.8	2.7
Total	$6.3	$11.9	$3.2	$4.6
11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2016	2015	2016	2015
Domestic	$48.4	$47.2	$144.3	$145.6
International
ANSAC	69.9	63.9	199.4	190.3
Other	2.7	6.2	8.4	24.1
Total international	72.6	70.1	207.8	214.4
Total net sales	$121.0	$117.3	$352.1	$360.0
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
We have entered into interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018, the

Table of Content

maturity date of the long-term debt under the Ciner Wyoming credit facility. These contracts had an aggregate notional value of $72.5 million and $74.0 million at September 30, 2016 and December 31, 2015, respectively.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2021. These contracts had an aggregate notional value of $27.9 million and $15.8 million at September 30, 2016 and December 31, 2015, respectively.
In January 2016, we entered into foreign exchange forward contracts, designated as cash flow hedges. In December 31, 2015, we also had foreign exchange forward contracts, not designated as hedging instruments. These forward contracts were entered into to reduce exposure from certain firm commitments denominated in currencies other than the U.S. dollar. These contracts are for periods consistent with the underlying currency exposure and generally have maturities of one year or less. The forward contracts are predominantly used to purchase U.S. dollars and sell Euros. The forward contracts designated as cash flow hedges had an aggregate notional value of $1.2 million at September 30, 2016. We had no similar contracts outstanding as of December 31, 2015. The forward contracts not designated as hedging instruments had an aggregate notional value of $4.2 million at December 31, 2015. We had no similar foreign exchange forward contracts that were not designated as hedging instruments outstanding as of September 30, 2016.

The following table presents the fair value of derivative assets and liability derivatives and the respective balance sheet locations as of:

	Assets				Liabilities
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$1.0	Accrued Expenses	$0.8
Natural gas forward contracts - current		—		—	Accrued Expenses	0.5	Accrued Expenses	1.0
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	3.6	Other non-current liabilities	2.3
Total derivatives designated as hedging instruments		$—		$—		$5.1		$4.1

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts		$—	Other current assets	$0.1		$—		$—

Total derivatives not designated as hedging instruments		$—		$0.1		$—		$—

Total derivatives		$—		$0.1		$5.1		$4.1
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Distribution Declaration

On October 17, 2016, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $25.0 million. This distribution is payable on November 4, 2016.

On October 17, 2016, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter of 2016 of $0.5670 per unit will be paid on November 11, 2016 to unitholders of record on October 28, 2016. The conversion of subordinated units to common units will also occur upon payment of this quarterly cash distribution.

Table of Content

End of Subordination Period
On, October 17, 2016, the board of directors of our general partner confirmed and approved that, upon payment of the quarterly distribution for the third quarter of 2016, the conditions for conversion of the Partnership’s subordinated units will be satisfied. As such, upon such payment, effective November 14, 2016, the subordination period will end and all 9,775,500 subordinated units will convert on a one-for-one basis into common units.

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
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.48: 1.0 for both the three and nine months ended September 30, 2016, respectively, and 1.51: 1.0 for both the three and nine months ended September 30, 2015.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 87.5% and 83.3% of our total freight costs during the three months ended September 30, 2016 and 2015, respectively, and 84.9% and 79.1% of our total freight costs during the nine months ended September 30, 2016 and 2015, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various plans.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly

Table of Content

Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00 per MMBtu. The monthly Henry Hub natural gas settlement prices as of September 30, 2016 and 2015 were $2.99 and $2.66 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
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
Third Quarter 2016 Financial Highlights:

•	Net sales of $121.0 million increased 3.2% over the prior-year third quarter; year-to-date net sales of $352.1 million decreased 2.2% over the prior-year.

•	Net income of $23.1 million decreased 14.1% over the prior-year third quarter; year-to-date net income of $65.9 million decreased 15.4% over the prior-year.

•	Adjusted EBITDA of $30.6 million decreased 8.9% over the prior-year third quarter; year-to-date adjusted EBITDA of $87.9 million decreased 10.4% over the prior-year.

•	Earnings per unit of $0.56 for the quarter decreased 13.8% over the prior-year third quarter of $0.65; year-to-date of $1.58 decreased 16.0% over the prior-year.

•	Quarterly distribution declared per unit of $0.567 increased by 2.9% over the prior-year third quarter;

•
Net cash provided by operating activities of $37.8 million decreased 8.7% over prior-year third quarter; year-to-date net cash provided by operating activities of $103.9 million increased by 1.0% over the prior-year.

•
Distributable cash flow of $13.4 million remained flat over the prior-year third quarter; year-to-date distributable cash flow of $39.0 million decreased by 0.3% over the prior-year. The distribution coverage ratio was 1.18 and 1.15 for the three and nine months months ended September 30, 2016, respectively.

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
The following table sets forth our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

(In millions; except for operating and other data section)
Net sales	$121.0	$117.3	$352.1	$360.0
Operating costs and expenses:
Cost of products sold	83.9	79.2	245.8	247.2
Depreciation, depletion and amortization expense	6.6	5.7	19.3	17.1
Selling, general and administrative expenses	6.3	4.5	18.1	14.1
Loss on disposal of assets, net	0.2	—	0.2	—
Total operating costs and expenses	97.0	89.4	283.4	278.4
Operating income	24.0	27.9	68.7	81.6
Total other income/(expense), net	(0.9)	(1.0)	(2.8)	(3.7)
Net income	$23.1	$26.9	$65.9	$77.9
Net income attributable to non-controlling interest	12.0	13.8	34.3	40.3
Net income attributable to Ciner Resources LP	$11.1	$13.1	$31.6	$37.6

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,019.4	991.1	2,993.9	2,988.2
Ore to ash ratio(1)	1.48: 1.0	1.51: 1.0	1.48: 1.0	1.51: 1.0
Soda ash volume produced (thousands of short tons)	690.1	655.5	2,021.1	1,983.7
Soda ash volume sold (thousands of short tons)	696.6	637.6	2,033.3	1,951.0
Adjusted EBITDA(2)	$30.6	$33.6	$87.9	$98.1

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Table of Content

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Increase/(Decrease)
	2016	2015	2016	2015	QTD	YTD

Net sales ($ in millions):
Domestic	$48.4	$47.2	$144.3	$145.6	2.5%	(0.9)%
International	72.6	70.1	207.8	214.4	3.6%	(3.1)%
Total net sales	$121.0	$117.3	$352.1	$360.0	3.2%	(2.2)%
Sales volumes (thousands of short tons):
Domestic	222.7	208.5	665.4	637.5	6.8%	4.4%
International	473.9	429.1	1,367.9	1,313.5	10.4%	4.1%
Total soda ash volume sold	696.6	637.6	2,033.3	1,951.0	9.3%	4.2%
Average sales price (per short ton):
Domestic	$217.12	$226.36	$216.82	$228.31	(4.1)%	(5.0)%
International	$153.29	$163.49	$151.91	$163.24	(6.2)%	(6.9)%
Average	$173.70	$184.05	$173.16	$184.50	(5.6)%	(6.1)%
Percent of net sales:
Domestic sales	40.0%	40.2%	41.0%	40.4%	(0.5)%	1.5%
International sales	60.0%	59.8%	59.0%	59.6%	0.3%	(1.0)%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015
Consolidated Results
Net sales. Net sales increased by 3.2% to $121.0 million for the three months ended September 30, 2016 from $117.3 million for the three months ended September 30, 2015, driven by an increase in soda ash volumes sold of 9.3%, partly offset by a decrease in total average sales price of 5.6%.
Domestic average sales price declined 4.1% in the three months ended September 30, 2016, mostly due to freight. Our efforts to increase our domestic market share also resulted in soda ash prices slightly below 2015 levels.
International average sales price declined 6.2% in the three months ended September 30, 2016. Our international sales includes both ANSAC and customers in Europe and South Africa. We made a decision to scale back our sales volume into Europe in 2016 due to unfavorable exchange rates, as our net profit from both ANSAC and domestic volumes are higher. The mix shift from Europe to additional ANSAC volume results in lower international prices as the Europe price includes freight all the way to the customer’s location.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 6.6% to $90.5 million for the three months ended September 30, 2016 from $84.9 million for the three months ended September 30, 2015, primarily as a result of the following:

•
an increase in royalty costs of 36.2% to $6.4 million for the three months ended September 30, 2016, compared to $4.7 million for the three months ended September 30, 2015, due primarily to increased royalty rates beginning in fourth quarter 2015 for both federal leases and license with Rock Springs. The federal royalty rate increased to 6% from 4% as a result of the Helium Stewardship Act of 2013 expiring in September 2015 and the royalty rate for the license with Rock Springs increased to 8% from 7%;

•
an increase in freight costs of 5.0% to $29.5 million for the three months ended September 30, 2016, compared to $28.1 million for the three months ended September 30, 2015, due primarily to the increase soda ash volumes sold during the three months ended September 30, 2016, compared to the three months ended September 30, 2015; and

•
an increase in materials costs of 37.1% to $4.8 million for the three months ended September 30, 2016, compared to $3.5 million for the three months ended September 30, 2015, due primarily to the 9.3% increase in soda ash volumes sold during the third quarter 2016 compared to third quarter 2015.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 40.0% to $6.3 million for the three months ended September 30, 2016, compared to $4.5 million for the three months ended September 30, 2015, primarily

Table of Content

due to a higher proportion of employee time spent on OCI Enterprises related activities in 2015, and as a result, these selling, general and administrative expenses were charged to non CINR consolidated entities.
Operating income.   As a result of the foregoing, operating income decreased by 14.0% to $24.0 million for the three months ended September 30, 2016, compared to $27.9 million for the three months ended September 30, 2015.
Net income.    As a result of the foregoing, net income decreased by 14.1% to $23.1 million for the three months ended September 30, 2016, compared to $26.9 million for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
Consolidated Results
Net sales. Net sales decreased by 2.2% to $352.1 million for the nine months ended September 30, 2016 from $360.0 million for the nine months ended September 30, 2015, driven by a decrease in total average sales price of 6.1%, slightly offset by an increase in soda volumes sold of 4.2%.
Domestic average sales price declined 5.0% in the nine months ended September 30, 2016, mostly due to freight. Our efforts to increase our domestic market share also resulted in soda ash prices slightly below 2015 levels.
International average sales price declined 6.9% in the nine months ended September 30, 2016. Our international sales includes both ANSAC and customers in Europe and South Africa. We made a decision to scale back our sales volume into Europe in 2016 due to unfavorable exchange rates, as our net profit from both ANSAC and domestic volumes are higher. The mix shift from Europe to additional ANSAC volume results in lower international prices as the Europe price includes freight all the way to the customer’s location.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 0.3% to $265.1 million for the nine months ended September 30, 2016 from $264.3 million for the nine months ended September 30, 2015, primarily consisting of the following:

•
an increase in royalty costs of 25.7% to $19.1 million for the nine months ended September 30, 2016, compared to $15.2 million for the nine months ended September 30, 2015, due primarily to increased royalty rates beginning in fourth quarter 2015 for both federal leases and license with Rock Springs. The federal royalty rate increased to 6% from 4% as a result of the Helium Stewardship Act of 2013 expiring in September 2015 and the royalty rate for the license with Rock Springs increased to 8% from 7%; and

•
an increase in materials costs of 28.0% to $13.7 million for the nine months ended September 30, 2016, compared to $10.7 million for the nine months ended September 30, 2015, due primarily to the 4.2% increase in soda ash volumes sold during the nine months ended September 30, 2016 compared the nine months ended September 30, 2015; partly offset by

•
a decrease in freight costs of 4.5% to $86.8 million for the nine months ended September 30, 2016, compared to $90.9 million for the nine months ended September 30, 2015, due primarily to lower sales volume into Europe.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 28.4% to $18.1 million for the nine months ended September 30, 2016, compared to $14.1 million for the nine months ended September 30, 2015, primarily due to a higher proportion of employee time spent on OCI Enterprises related activities in 2015, and as a result, these selling, general and administrative expenses were charged to non CINR consolidated entities.
Operating income.   As a result of the foregoing, operating income decreased by 15.8% to $68.7 million for the nine months ended September 30, 2016, compared to $81.6 million for the nine months ended September 30, 2015.
Net income.    As a result of the foregoing, net income decreased by 15.4% to $65.9 million for the nine months ended September 30, 2016, compared to $77.9 million for the nine months ended September 30, 2015.
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
Our sources of liquidity include:

Table of Content

•	cash generated from our operations;

•
Approximately $90 million ($190 million, less $80 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined in “Debt” below), subject to availability; During the nine months ended September 30, 2016, we had repayments on the Ciner Wyoming Credit Facility of $17.5 million, offset by borrowings of $7.0 million; and

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
On October 17, 2016, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter 2016 of $0.567 per unit will be paid on November 11, 2016 to unitholders of record on October 28, 2016. See Part I, Item 1, Financial Statements - Note 2, “Net income per unit and cash distribution”, for more information.
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of September 30, 2016, we had a working capital surplus of $86.2 million as compared to a working capital surplus of $103.7 million as of December 31, 2015.
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
The table below summarizes our capital expenditures, on an accrual basis:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures	2016	2015	2016	2015
Maintenance	$3.2	$4.4	$6.0	$13.8
Expansion	3.1	6.2	10.7	12.5
Total	$6.3	$10.6	$16.7	$26.3

Capital expenditures during the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 partly reflect differences in the timing of capital expenditure programs in each year, respectively. In addition, our maintenance CAPEX was higher in the nine months ended September 30, 2015 as we had carryover spending from 2014 projects.

Table of Content

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,		Percent Increase/(Decrease)
(In millions)	2016	2015
Cash provided by (used in):
Operating activities	$103.9	$102.9	1.0%
Investing activities	(16.2)	(28.1)	(42.3)%
Financing activities	(78.5)	(92.1)	(14.8)%
Operating Activities
Our operating activities during the nine months ended September 30, 2016 provided cash of $103.9 million, an increase of 1.0% from the $102.9 million cash generated during the nine months ended September 30, 2015, primarily as a result of the following:

•
an increase in cash flows provided from working capital of $17.5 million during the nine months ended September 30, 2016 compared to $6.3 million of cash flows provided from working capital during the nine months ended September 30, 2015; offset by,

•	a decrease of 15.4% in net income of $65.9 million during the nine months ended September 30, 2016, compared to $77.9 million for the prior-year third quarter.
Investing Activities
We used cash flows of $16.2 million in investing activities during the nine months ended September 30, 2016, compared to $28.1 million during the nine months ended September 30, 2015, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $78.5 million during the nine months ended September 30, 2016 decreased by 14.8% over the prior-year third quarter, largely due to change in net repayments of long-term debt of $10.5 million during the nine months ended September 30, 2016 compared to the $24.0 million during the nine months ended September 30, 2015, partly offset by, change in distributions paid during the nine months ended September 30, 2016 of $68.0 million compared to the nine months ended September 30, 2015 of $66.8 million.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

($ in millions)	As of and for the quarter ended
September 30, 2016
Short-term borrowings from banks:
Outstanding amount at period ending	$79.5
Weighted average interest rate at period ending(1)	2.99%
Average daily amount outstanding for the period	$82.6
Weighted average daily interest rate for the period(1)	2.91%
Maximum month-end amount outstanding during the period	$82.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of September 30, 2016, the interest rate swap contracts had an aggregate notional value of $72.5 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of September 30, 2016 and December 31, 2015, respectively.
Demand Revenue Bonds
The above revenue bonds require Ciner Wyoming to maintain standby letters of credit totaling $20.3 million at September 30, 2016 and December 31, 2015, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of September 30, 2016, Ciner Wyoming was in compliance with these debt covenants.

Table of Content

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
Ciner Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of September 30, 2016.
Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:

Table of Content

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
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the “Revolving Credit Facility”), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At September 30, 2016, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than Ciner Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of September 30, 2016, our only subsidiary was Ciner Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by us.
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

Table of Content

change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or ceases to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of September 30, 2016.
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
Contractual Obligations

In September 2016, we increased our asset retirement obligations by approximately $46 million, which represents the incremental increase in our undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of thirty years. The amount of this projected obligation is subject to change upon periodic re-evaluation by the Wyoming Land Quality Division. During the nine months ended September 30, 2016, there were no other material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
During the nine months ended September 30, 2016, there were no material changes with respect to the critical accounting policies disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2016.
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

Table of Content

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(In millions, except per unit data)
Reconciliation of Adjusted EBITDA to net income:
Net income	$23.1	$26.9	$65.9	$77.9
Add backs:
Depreciation, depletion and amortization expense	6.6	5.7	19.3	17.1
Interest expense, net	0.9	1.0	2.7	3.1
Adjusted EBITDA	$30.6	$33.6	$87.9	$98.1
Less: Adjusted EBITDA attributable to non-controlling interest	15.6	16.9	44.8	49.7
Adjusted EBITDA attributable to Ciner Resources LP	$15.0	$16.7	$43.1	$48.4

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$15.0	$16.7	$43.1	$48.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.4	0.5	1.2	1.6
Maintenance capital expenditures attributable to Ciner Resources LP(1)	1.2	2.8	2.9	7.7
Distributable cash flow attributable to Ciner Resources LP	$13.4	$13.4	$39.0	$39.1

Cash distribution declared per unit	$0.567	$0.551	$1.698	$1.634

Total distributions to unitholders and general partner	$11.4	$11.0	$34.0	$32.7

Distribution coverage ratio	1.18	1.22	1.15	1.20

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$37.8	$41.4	$103.9	$102.9
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.3)	(0.3)
Equity-based compensation expense	(0.1)	(0.1)	(0.4)	(0.5)
Net change in working capital	(7.7)	(8.5)	(17.5)	(6.3)
Interest expense, net	0.9	1.0	2.7	3.1
Other non-cash items	(0.2)	(0.1)	(0.5)	(0.8)
Adjusted EBITDA	$30.6	$33.6	$87.9	$98.1
Less: Adjusted EBITDA attributable to non-controlling interest	15.6	16.9	44.8	49.7
Adjusted EBITDA attributable to Ciner Resources LP	$15.0	$16.7	$43.1	$48.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.4	0.5	1.2	1.6
Maintenance capital expenditures attributable to Ciner Resources LP(1)	1.2	2.8	2.9	7.7
Distributable cash flow attributable to Ciner Resources LP	$13.4	$13.4	$39.0	$39.1

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

Table of Content

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2016 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016, which could materially affect our business, financial condition or future results. During the nine months ended September 30, 2016, there were no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

CINER RESOURCES LP

		By:	Ciner Resource Partners LLC,
its General Partner

Date:	November 3, 2016	By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	November 3, 2016	By:	/s/ Kevin L. Kremke
Kevin L. Kremke Chief Financial Officer and Director of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer and Principal Accounting Officer)