Form 10-K
period 2016-12-31
Ciner Resources LP
filed 2017-03-07
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value, as of June 30, 2016, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($28.02 per common unit), was approximately $140.1 million.
The registrant had 19,652,696 common units and 399,000 general partner units outstanding at March 3, 2017, the most recent practicable date.
Documents Incorporated by Reference: None

CINER RESOURCES LP
ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K (“Report”) to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering (“IPO”), refer to Ciner Wyoming Holding Co. (“Ciner Holdings”) and its subsidiary, our predecessor for accounting purposes. References in this Report to “CINR”, the “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Holdings, which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report”, where you can find related additional information. The following table of contents tells you where to find these captions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute “forward-looking statements” within the meaning of the United States securities laws, and are intended to be covered by the safe harbor provided for under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “forecast,” “potential,” “continue,” “may,” “will,” “should” or the negative of these terms or similar expressions. Examples of forward-looking statements include, but are not limited to, statements concerning future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. We have based our forward-looking statements on management’s beliefs and assumptions and on information currently available to us.
Forward-looking statements involve risks, uncertainties and assumptions. You should not put undue reliance on any forward-looking statements. After the date of this Report, we do not have any intention or obligation to update any forward-looking statement, whether as a result of new information or future events except as required by applicable law.
The risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” could cause our results to differ materially from those expressed in forward-looking statements. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements.

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
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore consumed	4,050.4	4,040.3	3,869.5	3,921.5	3,865.4
Ore to ash ratio(1)	1.50: 1.0	1.52: 1.0	1.52: 1.0	1.59: 1.0	1.56: 1.0
Soda ash volume produced	2,695.3	2,662.9	2,543.9	2,461.5	2,471.2
Soda ash volume sold	2,735.7	2,655.4	2,548.3	2,492.2	2,455.5

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
Our principal executive offices are located at Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328, and our telephone number is (770) 375-2300. We make available, free of charge on our website at www.ciner.us.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or the SEC. A hard copy of our annual report on Form 10-K may also be requested free of charge by emailing investorrelations@ciner.us.com.
Our website also includes our Code of Conduct, our Corporate Governance Guidelines, our Internal Reporting and Whistleblower Protection Policy, our Insider Trading Policy and the charters of our Audit Committee and Conflicts Committee. The information on our website, or information about us on any other website, is not incorporated by reference into this Report. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Competitive Strengths
We believe that the following competitive strengths enable us and will continue to allow us to execute our business strategies successfully and to achieve our objective of generating and growing cash available for distribution to our unitholders:
Cost Advantages of Producing Soda Ash from Trona.    We believe that as a producer of soda ash from trona, we have a significant competitive advantage compared to synthetic producers of soda ash. The manufacturing and processing costs for producing soda ash from trona are more cost competitive than other manufacturing techniques partly because the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. As the global economy has slowed, many global commodities have been in a state of oversupply that has led to lower costs. The total cost to produce synthetic soda ash, over the past year, has remained relatively flat. In addition, our inland logistics costs have been rising since 2014, likely at a faster pace than what has been experienced by our competitors in other regions of the world. In spite of this and based on our estimates and industry sources, we believe the average cost of production per short ton of soda ash (before freight and logistics costs) from trona is approximately 50% to 60% the cost per short ton of soda ash from synthetic production. In addition, synthetic producers of soda ash incur additional costs associated with storing or disposing of, or attempting to resell, the by-products the synthetic processes produce. Even after taking into account the higher freight and logistics costs associated with our soda ash exports, we believe we can be cost competitive with synthetic soda ash operations in most parts of the world, which are typically located closer to customers than we are. We believe that our competitive cost structure, together with our current logistics arrangements, allows us to be competitive globally.
Synergies created from Ciner Group.    Since Ciner Group’s acquisition of our business, Ciner Group is now the largest global producer of natural soda ash derived from trona based sources. Ciner Group has long-standing relationships with many European based global customers that we feel will improve our positioning with key customer accounts in North America and Europe. In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with an affiliate of Ciner Group that sells soda ash to markets not served by ANSAC. In addition, we believe there are opportunities to leverage technologies across the group to enhance our relative competitive cost position.
Substantial Reserve Life from Significant Reserves.   Our reserve estimate, as of December 31, 2016, was prepared by our internal staff of mine engineers (the “Ciner Resources staff”). As of December 31, 2016, the Ciner Resources staff estimated we had proven and probable reserves of approximately 263.5 million short tons of trona, which is equivalent to 143.6 million short tons of soda ash. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 66 years. Please see Item 1, Business, “Trona Reserves” for more information.
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

•
Advantageous facility layout.  Our surface site includes a high capacity network of ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration (“DECA”). Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 4% over the past five years. While other producers in the Green River Basin also utilize deca rehydration, our pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call “de-watering,” leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that “de-watered” pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing dry deca into our process has also reduced our energy consumption per short ton of soda ash produced.

Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2016, we used approximately 3.8 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.5 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality and our internal estimates. For the year ended December 31, 2016, we produced approximately 6,360 short tons of soda ash per employee. Based on historical production statistics we believe this production metric exceeds that of the other three operators in the Green River Basin.
Strong Safety Record.  We have an outstanding track record for safety, and we have among the lowest instances of workplace injury in the U.S. mining industry. Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, we have had an exceptional safety record in recent years. In October 2016, we reached a milestone of 2,000,000 man hours without a lost time injury. During the year ended December 31, 2016, our facility had one lost work day injury and five recordable injuries as reported by MSHA. In 2016, we had the lowest number of recordable injuries among all of our peers in the Green River Basin.  We also have an outstanding Mine Rescue team that competed in the Mine Rescue National Championship.
Stable Customer Relationships.    We have an extensive base of more than 80 domestic customers in industries such as flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high quality soda ash. For the year ended December 31, 2016, majority of our domestic net sales were made to customers with whom we have done business for over ten years. We believe that these relationships lead to stable cash flows. We have a strong, long-standing relationship with our primary export customer,

ANSAC. ANSAC is a cooperative that serves as the primary international distribution channel for us and two other U.S. manufacturers of trona-based soda ash. ANSAC is one of the largest purchasers and exporters of soda ash in the world and, as a result, is able to leverage its economies of scale in the markets it serves. We believe that our customer relationships, including our relationship with ANSAC, lead to more stable cash flows and allow us to plan production activity more accurately.
Experienced Management and Workforce.    Our facility has been in continuous operation for over 50 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of Ciner Wyoming’s senior management team have more than 20 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 15.4 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our common unitholders and, over time, to increase those quarterly cash distributions. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on the Growing Demand for Soda Ash. Since 2013, we have invested just over $55 million for de-bottlenecking projects that have improved our production capacity by 239,000 tons per year. We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively stable in the near future, overall worldwide demand for soda ash, based on third-party historical production statistics, is projected to grow from an estimated 56.6 million metric tons (equivalent to approximately 62.4 million short tons) in 2016 to almost 63.2 million metric tons (equivalent to approximately 69.7 million short tons) in 2021, which represents a compounded annual growth rate of 2.3%. Through ANSAC and our own exports, as well as our long-standing relationship with domestic customers, we believe that as global demand increases, we will be well positioned to maintain our market share in the principal markets in which we operate by increasing our production through refinements in our production process and without significant additional strategic capital expenditures.
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
Recent Developments
Subordinated Unit Conversion
Following payment of the cash distribution for the third quarter of 2016 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective November 14, 2016, 9,775,500 subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by the Partnership or the total number of its outstanding units

Our Organizational Structure
The following chart depicts our ownership structure as of December 31, 2016 and approximate ownership percentages:

Akkan Enerji ve Madencilik Anonim Şirketi
(“Akkan”)
(100% Ownership Interest)
Ciner Enterprises Inc.
(“Ciner Enterprises”)
(100% Ownership Interest)
Ciner Resources Corporation
(“Ciner Corp”)
(100% Ownership Interest)
Public
(Approximately 25% Limited Partner Interest)
Ciner Wyoming Holding Co.
(“Ciner Holdings”)
(Approximately 73% Limited Partner Interest and 100% Ownership Interest in Ciner GP)
Ciner Resource Partners LLC
(“Ciner GP”)
(Approximately 2.0% General Partner Interest and Incentive Distribution Rights)
Ciner Resources LP
(the “Partnership”)
(51% Membership Interest)
Natural Resource Partners L.P.
(“NRP”)
(100% Ownership Interest)
NRP Trona LLC
(49% Membership Interest)
Ciner Wyoming LLC
(“Ciner Wyoming”)

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

The following map provides an aerial overview of our surface operations:

Washington
Montana
Oregon
Idaho
Wyoming
Nevada
Utah
Colorado
California
AREA OF DETAIL
State of Wyoming | Rivers and County Lines
PARK
BIG HORN
SHERIDAN
Sheridan
CROOK
Cody
Buffalo
CAMPBELL
Sundance
Basin
Gillette
Worland
JOHNSON
WASHAKIE
WESTON
Newcastle
TETON
HOT SPRINGS
Thermopolis
Jackson
FREMONT
NATRONA
Pinedale
Lander
Casper
SUBLETTE
LINCOLN
CARBON
SWEETWATER
Kemmerer
Rawlins
Green River
UINTA
Evanston
CINER WYOMING LLC | SODA ASH OPERATIONS SITE MAP
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
DEPTH
MINE OPERATOR
SOFT, LARGE CRYSTALLINE TRONA
HARD, FINE GRAIN, AMORPHOUS TRONA INTERBEDDED OR MIXED WITH HALITE
Sandstones and Siltstones
Marlstones and Oil Shales
BASE OF TRONA DEPOSTION
25
24
20
19
17
5
4
3
2
1
800ft
244M
850ft
260M
1370ft
1420ft
1600ft TO 1700ft
488-520M
2200ft
670M
ciner
Other Producers

Source: Management.
We remove insoluble materials and other impurities by thickening and filtering the liquor. We then add activated carbon to our filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. We then dry the resulting material in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Our storage silos can hold up to 65,000 short tons of processed soda ash at any given time. Our facility is in good working condition and has been in service for over 50 years.
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. “Deca”, short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009 we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our refining process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 4% over the past five years.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. In 2016, we used approximately 3.8 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supplies of coal and natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in natural gas prices, we hedge a portion of our natural gas consumption requirements, which enables us to fix the price for a portion of our forecasted natural gas purchases.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2016, we shipped approximately 96.0% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”), and our plant receives rail service exclusively from Union Pacific. Our lease agreement with Union Pacific expires on December 31, 2017 and there can be no assurance that it will be renewed on terms favorable to us or at all. The rail freight rate we are charged under our agreement increases annually based on a published index tied to certain rail industry metrics. If we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the year ended December 31, 2016 and 2015, we assisted majority of our domestic customers in arranging their freight services. During 2016 and 2015, we had no shortfall payments and do not expect such payments in the future. We lease a fleet of more than 2,000 hopper cars that serve as dedicated modes of shipment to our domestic customers. For export, we ship our soda ash on unit trains consisting of more than 100 cars to two primary ports: Port Arthur, Texas and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. ANSAC provides logistics and support services for all of our export sales. For domestic sales, Ciner Corp provides similar services.
Customers
Our largest customer is ANSAC, which buys soda ash from us (through our sales agent) and other of its member companies for further export to its customers. For the year ended December 31, 2016, ANSAC accounted for approximately 55.2% of our net sales. No other individual customer accounted for more than 10% of our net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Corp, on our behalf, negotiates directly with, and we export to, customers in markets not served by ANSAC. In 2016, we had more than 80 domestic customers and more than 10 foreign customers to whom our agent made sales directly. We recently began selling soda ash in late 2016 to an affiliated company of Ciner Group.  These sales are moving into markets not served by ANSAC and represent the first results of leveraging synergies within Ciner Group’s asset base to stabilize supply to our customers as the new supply in Turkey begins to come on line during 2017.
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
For accounts in North America, Ciner Corp, on our behalf, typically enters into sales contracts with our customers having terms of one to three years. Pursuant to these contracts, we supply an estimated annual tonnage of soda ash to a customer at a fixed price for a given calendar year. Generally speaking, we have long-term relationships with the majority of our customers, meaning we have been a supplier to them for more than ten years.
Leases and License
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
The royalty rates we pay to our lessors and licensor may change upon our renewal of such leases and license. Under our license with Rock Springs, the applicable royalty rate may vary based on a most favored nation clause in the license. The applicable royalty rate in the license may be adjusted if we pay a higher royalty rate to certain other mineral rights owners in Sweetwater County, Wyoming. The extent to which Rock Springs may increase the applicable royalty rate is currently the subject of litigation in Wyoming. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. See Item 3, “Legal Proceedings” for more information.

The following is a summary of the material terms of our leases and our license as of December 31, 2016:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31, 2016	Total Approximate Acreage as of December 31, 2016	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
License with Rock Springs	1	12,445 acres	N/A	Renewed until 2061	1962	8% of net sales (1)
Leases with the U.S. Government	4	7,934 acres	2017-2018	These leases will renew so long as we file an application for renewal with the Department of the Interior, Bureau of Land Management, within 90 days of expiration of the leases(2)	1961	6% of gross output
Leases with the State of Wyoming	5	3,079 acres	2019	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)	Royalty rate increase from 7% in 2014 to 8% in October 2015 is currently the subject of litigation in Wyoming. See Item 3, “Legal Proceedings,” for additional information.

(2)	Renewals are typically for ten-year periods.
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
Trona Reserves
As of December 31, 2016, we had estimated proven and probable reserves of approximately 263.5 million short tons, which is equivalent to 143.6 million short tons of soda ash. The estimates of our proven and probable reserves were prepared by the Ciner Resources staff. Our mine engineers were responsible for overseeing the preparation of our reserves estimates for the year ended December 31, 2016. Based on a projected mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona for approximately 66 years.
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

For purposes of categorizing our proven reserves, the Ciner Resources staff estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). For purposes of categorizing our probable reserves, the Ciner Resources staff estimates applied exploration and mine measurements and drill hole data within a three-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, the Ciner Resources staff reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2016.

In determining whether our reserves meet these proven and probable standards, the Ciner Resources staff applied certain assumptions regarding the remaining life of our reserves, including, among other things, that:

•	our cost of products sold per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2016, which was approximately $79 per short ton of soda ash;

•
the average CIF (carriage, insurance, and freight) sales price will remain consistent with our historical average CIF sales price for the three years ended December 31, 2016, which was approximately $180 per short ton of soda ash;

•	we will achieve an annual mining rate of approximately 4.0 million short tons of trona;

•	we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;

•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash, excluding our deca rehydration recovery process);

•	our run-of-mine ore estimate contains dilution from the mining process;

•	we will, in approximately 30-40 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9 to 10 feet;

•	we will, within the next four to nine years, conduct “two-seam mining,” which means to perform continuous mining simultaneously on beds 24 and 25 in close proximity;

•	our mining costs will remain consistent with 2016 levels;

•	our processing costs will remain consistent with 2016 levels;

•	we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;

•
we have and will continue to have valid leases and license in place with respect to the reserves, and that these leases and license can be renewed for the life of the mine based on our extensive history of renewing leases and license;

•	we have and will continue to have the necessary permits to conduct mining operations with respect to the reserves; and

•	we will maintain the necessary tailings storage capacity to maintain tailings disposal between the mine and surface placement for the life-of-mine.
Our reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Rock Springs. See “Leases and License” above for a summary of these leases and our license, including expiration date ranges.
The following table presents our estimated proven and probable trona reserves at December 31, 2016:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with Rock Springs	66.7	86.1%	63.5	85.4%	130.2	71.0
Leases with the U.S. Government	55.1	86.3%	56.0	85.5%	111.1	60.4
Leases with the State of Wyoming	5.7	87.0%	16.5	86.2%	22.2	12.2
Total(5)	127.5	86.2%	136.0	85.5%	263.5	143.6

(1)	For purposes of these estimates, the minimum grade for reported tonnage is 85%.

(2)
The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 86.2% and 85.5%, respectively. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2016, which was approximately $180 per short ton of soda ash.

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
Competition
Soda ash is a commodity natural resource traded globally with numerous producers and consumers worldwide. We compete with both North American and international soda ash producers. There are two ways to consider how we compete: (1) versus our fellow North American competitors; and (2) versus our worldwide competitors. Against our principal North American competitors, which include subsidiaries of Tronox, Solvay and Tata in the Green River Basin and Searles Valley Minerals in California, we believe we have a number of competitive advantages, including operational advantages that improve our relative cost position, life of our mineral reserves, our strong safety record, customer relationships and an experienced management team and workforce. Against our principal worldwide competitors, Solvay, Tata and various Chinese producers, virtually all of their production is manufactured from synthetic processes and we believe, as a producer of soda ash from trona, we have competitive advantages, even after considering the fact that we generally have higher logistics costs to move the soda ash from Wyoming to regions around the world. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. See “Our Competitive Strengths” above for additional information.
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
Comprehensive Environmental Response, Compensation, and Liability Act
The federal Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA (otherwise known as “Superfund”), and comparable state laws impose liability in connection with the release of hazardous substances into the environment. CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and those who disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Wyoming’s Environmental Quality Act also creates the potential for liability in connection with the release of hazardous substances into the environment, and has been construed to impose liability without regard to fault. We have not received notice that we are a potentially responsible party at any Superfund site.
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
Wyoming Department of Environmental Quality—Land Quality Division
Our operations are subject to oversight by the Land Quality Division of the Wyoming Department of Environmental Quality. In particular, our principal mine permit issued by the Land Quality Division requires us to “self-bond” for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As of December 31, 2016, the amount of the self-bond was $38.2 million. The amount of the bond is subject to change based upon periodic re-evaluation by the Land Quality Division.
Mining and Workplace Safety
The U.S. Mine Safety and Health Administration, or MSHA, is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections (quarterly) annually for our entire facility. In 2016, we had two citations issued by MSHA that resulted in a shutdown of a portion of our operations and loss of production, however, these citations have since been vacated and no assessment was levied.

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

Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2016, our facility had one lost work day injury and five recordable injuries as reported by MSHA. Over the five years ended December 31, 2016, the Green River Basin facility averaged 1.6 lost work day injuries per year and averaged 5.6 recordable injuries per year as reported by MSHA, which we believe to be better than the industry average.
Employees/Labor Relations
The personnel who operate our assets are employees of Ciner Corp and its affiliates. Under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. As of December 31, 2016, Ciner Corp and its affiliates had approximately 473 full-time employees, of which 431 are employees that operate the mine at our facility in the Green River Basin. None of these employees was covered by a collective bargaining agreement as of December 31, 2016, and we did not experience any labor strikes or other significant labor problems during 2016.

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
We may not have sufficient available cash each quarter to pay the quarterly distribution at the current distribution level of $0.5670 per unit, or $2.268 per unit on an annualized basis, at the minimum quarterly distribution level, or at all. In order to pay the quarterly distribution at the current distribution level, we will require available cash of approximately $11.4 million per quarter, or $45.5 million per year, based on the number of common and general partner units currently outstanding.
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
Prices for soda ash may fluctuate in response to relatively minor changes in the supply of and demand for soda ash, market uncertainty and other factors beyond our control. These factors include, among other things:
•overall economic conditions;
•additional supply from suppliers selling into markets that we serve;
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
We, along with two other U.S. trona-based soda ash producers, utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area, which provides us with the benefits of large purchases of soda ash and significant economies of scale in managing international sales and logistics. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC’s customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly vulnerable to ANSAC’s customer relationships and the credit and other terms ANSAC extends to its customers, and if ANSAC ceased to exist, we would face costs and risks of securing those customers and related logistics arrangements on favorable terms. Any adverse change in ANSAC’s customer relationships could have a direct impact on ANSAC’s ability to make sales and our ability to make sales to ANSAC. In addition, to the extent ANSAC extends credit or other favorable terms to its end customers and those customers subsequently default under sales contracts or otherwise fail to perform, we would have no direct recourse against them.
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
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00. For the years ended December 31, 2016 and 2015, the average monthly Henry Hub natural gas settlement prices were $2.52 and $2.63 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
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
Because all of our operations are conducted at a single facility, an event such as an explosion, fire, equipment malfunction or severe weather conditions that adversely affect our facility could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. For example, in the the fourth quarter of 2016, MSHA required us to make temporary operational modifications, which caused us to lose a significant amount of ore production. While Ciner Enterprises or its affiliates maintains business interruption insurance, our policy includes a time element deductible, per occurrence, and is subject to customary limitations and exclusions. Any sustained disruption in our ability to meet our obligations under our sales agreements could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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
For the year ended December 31, 2016, approximately 96.0% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2017. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2016, we shipped approximately 96.0% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2017. There can be no assurance that this contract will be renewed on terms favorable to us or at all. For the year ended December 31, 2016 and 2015, we assisted majority of our domestic customers in arranging their freight services. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 140 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement.
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
From 2015 to 2016, our international sales of soda ash as a percentage of total sales decreased from 60.1% to 59.5%. Our gross margin for international sales is lower than our gross margin for domestic sales because our average price of soda ash sold internationally is lower than our average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
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
On July 18, 2013, Ciner Wyoming entered into a $190.0 million senior unsecured revolving credit facility, as amended on October 30, 2014 and May 25, 2016 (as amended, the “Ciner Wyoming Credit Facility”). The Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to:

•	make distributions on or redeem or repurchase its units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of Ciner Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Ciner Wyoming Credit Facility also contains covenants requiring Ciner Wyoming to maintain certain financial ratios. Ciner Wyoming is subject to a consolidated fixed charge coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 1.00 to 1.00 and a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not greater than 3.00 to 1.00. Ciner Wyoming’s ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that Ciner Wyoming will meet those ratios and tests. The Ciner Wyoming Credit Facility also requires that consolidated capital expenditures, as defined in the Ciner Wyoming Credit Facility, not exceed $50 million in any fiscal year.
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
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Rock Springs. As of December 31, 2016, leases covering approximately 46.9% of our acreage are scheduled to expire over the next three years. If we are not able to renew our leases and license, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders.
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
Acquisitions are an important component of our current growth strategy. We can offer no assurance that we will be able to identify any acquisition opportunities, that we will be able to grow our business through acquisitions, or that any assets or business we acquire will perform in accordance with our expectations or that our assessment concerning the value, strengths and weaknesses of assets or business acquired will prove to be correct. We have not made any acquisitions in the past, and there are currently a limited number of producers in North America with businesses similar to ours and potentially legal and regulatory hurdles, such as extensive evaluation under antitrust laws to determine whether the acquisition would be permissible. In connection with future acquisitions, if any, we may incur debt and contingent liabilities, increased interest expense and amortization expense and significant charges relative to integration costs. In addition, our financial condition and results of operations will be adversely affected if we overpay for acquisitions.
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
We are covered by insurance policies maintained by Ciner Enterprises or its affiliates. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our businesses. For some risks, we do not obtain insurance or are covered by Ciner Enterprises’, or its affiliates’, policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and certain types of insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our or its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, we cannot insure against certain environmental, safety and pollution risks. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our insurance coverage may not be adequate to cover us against losses we incur, and coverage under these policies may be depleted or may not be available to us to the extent that we otherwise exhaust its coverage limits. Our results of operations, and therefore our ability to distribute cash to unitholders, could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds or the failure by insurers to make payments.
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
On July 18, 2013, the Partnership entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 and May 25, 2016 (as amended, the “Revolving Credit Facility”). The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability (and the ability of our subsidiaries, including Ciner Wyoming) to:

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
The provisions of the Revolving Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Revolving Credit Facility could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the Revolving Credit Facility, terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, the lenders could foreclose on our assets, including without limitation our ownership interests in Ciner Wyoming, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt-Revolving Credit Facility.”
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
There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties on which we operate, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. For example, an accidental release from our facility could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. Under the terms of an indemnification agreement dated October 23, 2015 (the “Indemnification Agreement”) between OCI Enterprises Inc. (“OCI Enterprises”) and us has agreed to continue to indemnify us for certain potential environmental and toxic tort claims, losses and expenses associated with the operation of the assets contributed to us and occurring before the closing date of our IPO. The maximum liability of OCI Enterprises for these indemnification obligations will not exceed $10 million, which may not be sufficient to fully compensate us for such claims, losses and expenses. Moreover, OCI Enterprises has not agreed to maintain any cash reserve to fund any indemnification obligations under the Indemnification Agreement. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. We may not be able to recover all or any of these costs from insurance. Please read Item 1, “Business—Environmental Matters” and Item 13, “Certain Relationships and Related Transactions, and Director Independence—Indemnification Agreement” for more information.
The adoption of climate change legislation by Congress could result in increased operating costs and reduced demand for the soda ash we produce.
Many nations have agreed to limit emissions of “greenhouse gases,” or GHGs, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of coal, oil, natural gas and refined petroleum products, are GHGs regulated by the Kyoto Protocol. The United States signed, but did not ratify, the Kyoto Protocol. In December 2015, the United States was one of 195 countries to sign the so-called Paris Agreement. The Paris Agreement came into effect in November 2016. To date, the EPA has focused on the continued reduction of GHGs including the adoption of the Clean Power Plan which covers GHG emissions from power plants. The Supreme Court of the United States has issued a stay until litigation over its legality is finished. The current administration has signaled a change in course regarding GHGs and we are unable to predict the future regulatory focus on the soda ash industry.
In addition, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG “cap and trade” programs. Although the U.S. Congress has not adopted such legislation at this time, many states continue to pursue regulations to reduce GHG emissions. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and natural gas processing plants, to acquire and surrender emission allowances corresponding with their annual emissions of GHGs. These programs work by reducing the number of allowances available for purchase each year until the overall GHG emission reduction goal is achieved. As the number of GHG emission allowances declines each year, the cost or value of allowances is expected to escalate significantly. Restrictions on GHG emissions that may be imposed in various states could adversely affect the soda ash industry.
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
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Administration, or OSHA, the Mine Safety and Health Administration, or MSHA, and comparable state statutes, the purposes of which are to protect the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA and MSHA requirements and related state regulations, including general industry standards, record keeping requirements and monitoring and control of occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions if we are subjected to significant penalties, fines or compliance costs, including any shutdown of one or more of our miners or the shutdown of our mine.

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
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the Wyoming Department of Environmental Quality (“WDEQ”) allows us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2016, the amount of our self-bond agreement with the WDEQ was $38.2 million. The Land Quality Division of the WDEQ periodically re-evaluates the amount of the bond, so the current amount is subject to increase.
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
Federal or state regulatory agencies have the authority under certain circumstances following significant health and safety incidents, to order a mine to be temporarily or permanently closed. If this occurred, we may also be required to incur significant operating or capital expenditures to re-open the mine. In the event that these agencies order the closing of our Green River Basin facility, our soda ash sales contracts generally permit us to issue force majeure notices which suspend our obligations to deliver soda ash under these contracts. However, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase soda ash from third-party sources, if it is available, to fulfill these obligations, incur capital expenditures to re-open the mine and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, the extension of time for delivery or the termination of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.
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

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our largest customer is ANSAC, of which our affiliate, Ciner Corp, is one of three members, and certain officers of our general partner periodically serve as chairman of ANSAC;

•
Ciner Enterprises and its affiliates are not limited in their ability to compete with us and may compete directly with us for acquisition opportunities and customers. For example, we expect to face competition from Ciner Group’s trona-based soda ash production in Turkey in the next several years as new capacity is brought online;

•
our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that we distribute to our unitholders;

•
our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. Our partnership agreement does not set a limit on the amount of maintenance capital expenditures that our general partner may determine to be necessary or appropriate. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures” for a discussion regarding when a capital expenditure constitutes a maintenance capital expenditure or an expansion capital expenditure. This determination can affect the amount of cash that is distributed to our unitholders;

•	our general partner may cause us to borrow funds to pay cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•
our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions or to our general partner in respect of the incentive distribution rights;

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

•
our general partner controls the enforcement of obligations that it and its affiliates owe to us, including Ciner Corp’s obligations under the service agreement, dated October 25, 2015, among the Partnership, or general partner and CIner Corp. “the Service Agreement”) and its commercial agreement with us;

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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 662/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of March 3, 2017, Ciner Holdings owned 14,551,000 common units, which constitutes an aggregate of 74.0% of the common units in us.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 3, 2017, Ciner Holdings owned an aggregate of 74.0% of our common units.
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
For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including certain accounting standards, an auditor attestation report on management’s assessment of internal control over financial reporting, and disclosure about our executive compensation, that apply to other public companies.
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

Our common units are listed on the NYSE under the symbol “CINR.” Because we are a publicly-traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. For example, while our independent directors advise on Ciner Corp’s compensation of our executive officers, such compensation decisions are not ultimately approved by a committee composed solely of independent directors. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

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
Under our partnership agreement, we have agreed to register for resale under the Securities Act and applicable state securities laws any common units or other limited partner interests proposed to be sold by our general partner or any of its affiliates or their assignees if an exemption from the registration requirements of the Securities Act is not otherwise available. These registration rights continue for two years following any withdrawal or removal of our general partner. The sale or disposition of a substantial number of our common units in the public markets could have a material adverse effect on the price of our common units or could impair our ability to obtain capital through an offering of equity securities. We do not know whether any such sales would be made in the public market or in private placements, nor do we know what impact such potential or actual sales would have on our unit price in the future.
Our unitholders who fail to furnish certain information requested by our general partner or who our general partner, upon receipt of such information, determines are not eligible citizens are not entitled to receive distributions or allocations of income or loss on their common units and their common units will be subject to redemption.

Our general partner may require each limited partner to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information or our general partner determines after receipt of the information that the limited partner is not an eligible citizen, the limited partner may be treated as a non-citizen assignee. A non-citizen assignee does not have the right to direct the voting of his units and may not receive distributions in kind upon our liquidation. Furthermore, we have the right to redeem all of the common units of any holder that is not an eligible citizen or fails to furnish the requested information. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner.
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

The implementation of our replacement Enterprise Resource Planning information systems may negatively impact our operations.

We are currently in the process of implementing a replacement Enterprise Resource Planning (“ERP”) business solution to replace our existing ERP system for financial reporting and other services. It is our intent through this ERP implementation to integrate the major facets of our organization in order to improve planning, development, processes, sales, human resources management and other applications as they affect our evolving business model. Any failure(s) during the implementation process of this replacement ERP solution to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over a replacement ERP system implementation, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404 once we cease to be an emerging growth company. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.
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
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, the U.S. President and members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Any changes to the U.S. federal income tax rates applicable to individuals and corporations could cause the rate of return on investments in our common units to be relatively less attractive as compared to investments in shares of corporations, which in turn could adversely affect our unit price and any cost of capital advantage. We are unable to predict whether any of these changes or other proposals will ultimately be enacted, including as a result of fundamental tax reform. Any such changes could negatively impact the value of an investment in our common units.

                In addition, final Treasury Regulations under Section 7704(d)(1)(E) of the Code recently published in the Federal Register interpret the scope of the qualifying income requirement for publicly traded partnerships by providing industry-specific guidance. We do not believe the final Treasury Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
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
We will be considered to have terminated as a partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Therefore, a transfer by Ciner Enterprises of all or a portion of its interests in us could result in a termination of us as a partnership for U.S. federal income tax purposes. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than the calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being included in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes but instead, after our termination we would be treated as a new partnership for U.S. federal income tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership will be required to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs. Similarly, any actual or deemed transfers of 50% or more of the capital of Ciner Wyoming in a twelve-month period will cause a termination of Ciner Wyoming, resulting in the same deferral of depreciation deductions discussed above with respect to our termination. On October 23, 2015, Ciner Enterprises indirectly acquired an approximately 73% limited partnership interest in us, which resulted in the technical termination of the Partnership and Ciner Wyoming for U.S. federal income tax purposes; however, on May 25, 2016, the IRS granted our request for special relief.
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
Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. Under these rules, unless we are eligible to and elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted partnership tax return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed. If we are required to pay taxes, penalties and interest as a result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited tax year.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although final Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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
ITEM 1B. Unresolved Staff Comments

       None.
ITEM 2. Properties
In addition to the information provided below, information regarding our properties is included in Item 1. “Business — Our Operations,” “Leases and License” and “Trona Reserves” and is incorporated by reference in this Item.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the New York Stock Exchange ("NYSE") under the symbol “CINR”. As of March 3, 2017, Ciner Holdings owned 14,551,000 common units (which includes the 9,775,500 of subordinated units converted into common units effective on November 14, 2016). The closing sales price of our common units on NYSE on March 3, 2017 was $27.60. Ciner Holdings has approximately 73% ownership interest in us and the public owned 5,101,696 common units which constitutes an approximately 25% ownership interest in us. There are ten record holders of our outstanding common units as of March 3, 2017.
The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common units and cash distributions declared per unit.

	Sales Price per Common Units		Quarterly Cash Distribution Declared per Unit	Distribution Date	Record Date
Quarter Ended	High	Low
2016
Fourth Quarter	$32.00	$28.36	$0.5670	2/13/2017	1/31/2017
Third Quarter	39.10	27.51	0.5670	11/11/2016	10/28/2016
Second Quarter	30.61	25.26	0.5670	8/12/2016	7/29/2016
First Quarter	26.45	18.81	0.5640	5/13/2016	4/29/2016

2015
Fourth Quarter	$24.77	$19.55	$0.5575	2/12/2016	1/29/2016
Third Quarter	26.10	19.45	0.5510	11/13/2015	10/30/2015
Second Quarter	25.61	21.60	0.5445	8/14/2015	7/31/2015
First Quarter	27.00	22.20	0.5380	5/15/2015	5/1/2015
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
Quarterly Distributions
On January 12, 2017, the Partnership declared its fourth quarter 2016 quarterly distribution. The quarterly cash distribution of $0.5670 per unit was paid on February 13, 2017 to unitholders of record on January 31, 2017.
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
Subordinated Unit Conversion
 Following payment of the cash distribution for the third quarter of 2016 and the attainment of necessary approvals, the requirements for the conversion of all subordinated units were satisfied under the partnership agreement. As a result, effective November 14, 2016, 9,775,500 subordinated units were converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by the Partnership or the total number of its outstanding units
Securities Authorized for Issuance under Equity Compensation Plan

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to compensation plans under which the Partnership’s securities are authorized for issuance.
During the three months ended December 31, 2016, the Partnership did not repurchase any of its equity securities.

Item 6. Selected Financial Data
The following table provides selected historical financial data of the Partnership and our Predecessor for the periods and as of the dates indicated. The financial data provided should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As a result of the restructuring in connection with our IPO (the “Restructuring”), the historical results of our Predecessor have been restated to reflect the combination of the ownership interests in Ciner Wyoming previously held by our Predecessor adjusted for certain push-down accounting effects. Prior to the completion of the Restructuring, non-controlling interests in the consolidated financial statements of our Predecessor represented the 1.0% limited partner interest in Ciner Wyoming (formerly OCI Wyoming LLC) owned by OCI Wyoming Co. (“Wyoming Co.”) and the 48.51% general partner interest in Ciner Wyoming owned by NRP. Subsequent to the Restructuring and IPO, but prior to the conversion of Ciner Wyoming from a Delaware LP to a Delaware LLC, non-controlling interests in the consolidated financial statements of the Partnership consisted of 39.37% general partner interest and 9.63% limited partner interest in Ciner Wyoming owned by NRP. The selected consolidated financial data as of December 31, 2012 and for the year ended December 31, 2012 is derived from the audited consolidated financial statements of our Predecessor. The selected consolidated financial data for the year ended December 31, 2013 includes the combined results of our Predecessor through September 17, 2013 and the Partnership for the period from September 18, 2013 (the closing date of our IPO) through December 31, 2013, all derived from the Partnership’s 2013 audited financial statements.

					Predecessor Historical
Statement of operations data:	For the years ended December 31,
(In millions, except per unit data)	2016	2015	2014	2013	2012
Results of Operations:
Net sales	$475.2	$486.4	$465.0	$442.1	$462.6
Cost of products sold, including freight costs, depreciation, depletion and amortization expense	361.7	356.1	347.7	349.0	331.5
Selling, general and administrative expenses	23.3	20.0	20.3	13.2	11.8
Loss on disposal of assets, net	0.3	0.2	1.0	—	—
Operating income	89.9	110.1	96.0	79.9	119.3
Total other income/(expense), net	(3.6)	(3.9)	(4.1)	(2.2)	(1.9)
Income before provision for income taxes	86.3	106.2	91.9	77.7	117.4
Provision for income taxes(3)	—	—	—	7.1	16.4
Net income	$86.3	$106.2	$91.9	$70.6	$101.0
Net income attributable to non-controlling interest	44.9	54.7	47.4	44.3	65.9
Net income attributable to Ciner Resources LP	$41.4	$51.5	$44.5	$26.3	$35.1
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	—	—	13.3	**
Net income attributable to Ciner Resources LP subsequent to initial public offering	$41.4	$51.5	$44.5	$13.0	**

Net income per limited partner unit (basic and diluted)	$2.08	$2.58	$2.23	$0.65	**

Weighted average limited partner units outstanding (basic and diluted)	19.6	19.6	19.6	19.6	**

Cash distribution declared per unit (1)	$2.27	$2.19	$2.06	$0.57	**

Adjusted EBITDA (2)	$116.5	$133.9	$120.5	$104.4	$142.4

Distributable cash flow (1)(2)	$49.8	$55.7	$53.1	$14.0	**

Distribution coverage ratio (1)(2)	1.10	1.27	1.29	1.23	**

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

(3)
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes. The Predecessor was subject to income taxes, and as such, the years ended December 31, 2013 (prior to IPO) and 2012, respectively, include income tax expense of the Predecessor.

					Predecessor Historical
Balance sheet data (at period end):	As of December 31,
(In millions)	2016	2015	2014	2013	2012
Total assets	$413.1	$423.2	$447.4	$442.0	$425.6
Long-term debt	89.4	110.0	145.0	155.0	48.0
Partners’ capital attributable to Ciner Resources LP	153.3	156.0	147.6	144.6	129.9
Non-controlling interests	105.9	107.2	100.9	96.7	142.5
Total equity	259.2	263.2	248.5	241.3	272.3

Cash flow data (at period end):					Predecessor Historical
(In millions)	For the years ended December 31,
Cash provided by (used in):	2016	2015	2014	2013	2012
Operating activities	$128.3	$150.2	$106.1	$100.3	$101.8
Investing activities (primarily capital expenditures)	(25.3)	(35.7)	(27.2)	(16.2)	(27.4)
Financing activities	(103.7)	(125.1)	(94.8)	(59.9)	(78.5)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References
References in this Annual Report on Form 10-K (“Report”) to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering (“IPO”), refer to Ciner Wyoming Holding Co. (“Ciner Holdings”) and its subsidiary, our predecessor for accounting purposes. References in this Report to “CINR”, the “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Holdings, which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
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

Soda ash demand in international markets has continued to grow, although the rate of growth has slowed recently due to sluggish economic growth in emerging markets. We expect that future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey, and to a limited extent, from China, the largest suppliers of soda ash to international markets. However, in the near term, new supply coming on-line, primarily in Turkey, will likely exceed any new growth in demand.  Most of the new capacity is from trona based sources and therefore lower cost compared to synthetic producers.  As a result, we have seen lower net prices in North and South America as some higher cost synthetic producers are taking aggressive price actions to secure multi-national customers in anticipation of lower cost capacity coming on line in Turkey in 2017 and 2018.
Sales Mix
Because demand for soda ash in the United States has remained relatively stable in recent years, we have focused on international markets to expand our business, and we expect to continue to do so in the near future. As a result, our operations have been and continue to be sensitive to fluctuations in freight and shipping costs and changes in international prices, which have historically been more volatile than domestic prices. Our gross profit will be impacted by the mix of domestic and international sales as a result of changes in input costs and our average selling prices. In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with an affiliate of the Ciner Group that sells soda ash to markets not served by ANSAC. We are doing this in order to leverage synergies within Ciner Group and stabilize the supply of soda ash to Ciner Group’s customers who typically like to contract on an annual calendar year basis.
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
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio for the years ended December 31, 2016, 2015 and 2014, was 1.50: 1.0, 1.52: 1.0 and 1.52: 1.0, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Union Pacific is our largest provider of domestic rail freight services and accounted for 83.1%, 83.9% and 74.4% of our total freight costs for the years ended December 31, 2016, 2015 and 2014, respectively. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00. The average monthly Henry Hub natural gas settlement prices for the years ended December 31, 2016 and 2015, were $2.52 and $2.63 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
Employee Compensation. See Item 8, Financial Statements and Supplementary Data—Note 11, “Employee Compensation,” for information on the various plans.
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
The royalty rates we pay to our lessors and licensor may change upon our renewal of such leases and license. Under our license with Rock Springs, the applicable royalty rate may vary based on a most favored nation clause in the license. The applicable royalty rate in the license may be adjusted if we pay a higher royalty rate to certain other mineral rights owners in Sweetwater County, Wyoming. The extent to which Rock Springs may increase the applicable royalty rate is currently the subject of litigation in Wyoming. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. See Part I, Item 3, “Legal Proceedings,” for additional information.
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

The following tables set forth our results of operations for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
(In millions; except for operating and other data section)	2016	2015	2014
Net sales	$475.2	$486.4	$465.0
Cost of products sold:
Cost of products sold	216.0	210.3	201.6
Depreciation, depletion and amortization expense	26.1	23.7	22.4
Freight costs	119.6	122.1	123.7
Total cost of products sold	361.7	356.1	347.7
Gross profit	113.5	130.3	117.3
Operating expenses:
Selling, general and administrative expenses	23.3	20.0	20.3
Loss on disposal of assets, net	0.3	0.2	1.0
Total operating expenses	23.6	20.2	21.3
Operating income	89.9	110.1	96.0
Other income/(expenses):
Interest expense	(3.6)	(4.0)	(5.2)
Other - net	—	0.1	1.1
Total other income/(expense), net	(3.6)	(3.9)	(4.1)
Net income	$86.3	$106.2	$91.9
Net income attributable to non-controlling interest	44.9	54.7	47.4
Net income attributable to Ciner Resources LP	$41.4	$51.5	$44.5

Operating and Other Data:
Trona ore consumed (thousands of short tons)	4,050.4	4,040.3	3,869.5
Ore to ash ratio(1)	1.50: 1.0	1.52: 1.0	1.52: 1.0
Soda ash volume produced (thousands of short tons)	2,695.3	2,662.9	2,543.9
Soda ash volume sold (thousands of short tons)	2,735.7	2,655.4	2,548.3
Adjusted EBITDA(2)	$116.5	$133.9	$120.5

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations

The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions, except per ton data)	2016	2015	2014	2016 vs 2015	2015 vs 2014

Net sales ($ in millions):
Domestic	$192.6	$194.0	$194.8	(0.7)%	(0.4)%
International	$282.6	$292.4	$270.2	(3.4)%	8.2%
Total net sales	$475.2	$486.4	$465.0	(2.3)%	4.6%
Sales volumes (thousands of short tons):
Domestic (thousands of short tons)	888.3	851.9	817.8	4.3%	4.2%
International (thousands of short tons)	1,847.4	1,803.5	1,730.5	2.4%	4.2%
Total soda ash volume sold (thousands of short tons)	2,735.7	2,655.4	2,548.3	3.0%	4.2%
Average sales price (per short ton):
Domestic	$216.77	$227.78	$238.20	(4.8)%	(4.4)%
International	$152.99	$162.11	$156.16	(5.6)%	3.8%
Average	$173.70	$183.18	$182.49	(5.2)%	0.4%
Percent of net sales:
Domestic sales	40.5%	39.9%	41.9%
International sales	59.5%	60.1%	58.1%
Total percent of net sales	100.0%	100.0%	100.0%
2016 compared to 2015
Consolidated Results
Net sales. Net sales decreased by 2.3% to $475.2 million for the year ended December 31, 2016 from $486.4 million for the year ended December 31, 2015. The change in net sales was driven by a decrease in total average sales price of 5.2%, partly offset by an increase in soda ash volumes sold of 3.0%.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 1.6% to $361.7 million for the year ended December 31, 2016 from $356.1 million for the year ended December 31, 2015, primarily as a result of the following:

•
an increase of 27.4% in materials costs to $18.6 million for year ended December 31, 2016, compared to $14.6 million for the year ended December 31, 2015, due primarily to the 3.0% increase in soda ash volumes sold, as well as an increase in the DECA harvesting costs during 2016 compared to 2015;

•
an increase of 16.1% in royalties paid to $25.2 million for the year ended December 31, 2016, as compared to $21.7 million for the year ended December 31, 2015, driven by increased sales volumes and increased royalty rates beginning in fourth quarter 2015 for both federal leases and license with Rock Springs. The federal royalty rate increased to 6% from 4% as a result of the Helium Stewardship Act of 2013 expiring in September 2015 and the royalty rate for the license with Rock Springs increased to 8% from 7%; partly offset by

•
a decrease of 2.0% in freight costs to $119.6 million for the year ended December 31, 2016, as compared to $122.1 million for the year ended December 31, 2015, due primarily to lower volumes sold into the Europe market during the year 2016 versus 2015.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased 16.5% to $23.3 million for the year ended December 31, 2016 compared to $20.0 million for the year ended December 31, 2015, primarily due to a higher proportion of employee time spent on OCI Enterprises related activities in 2015, and as a result, these selling, general and administrative expenses were charged to non CINR consolidated entities.
Gross profit. Gross profit decreased by 12.9% to $113.5 million for the year ended December 31, 2016, compared to $130.3 million for the year ended December 31, 2015, primarily due to lower average sales price and increased cost of products sold during the year 2016 compared to 2015 as discussed above.

Operating income.   As a result of the foregoing, operating income decreased by 18.3% to $89.9 million for the year ended December 31, 2016 compared to $110.1 million for the year ended December 31, 2015.
Net income.    As a result of the foregoing, net income decreased by 18.7% to $86.3 million for the year ended December 31, 2016, compared to $106.2 million for the year ended December 31, 2015.
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

Gross profit. Gross profit increased by 11.1% to $130.3 million for the year ended December 31, 2015, compared to $117.3 million for the year ended December 31, 2014, primarily due to higher volumes sold and higher international prices over the period.
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

•
Approximately $91.7 million ($190 million, less $78.0 million outstanding and less standby letters of credit of $20.3 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined in Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt”), subject to availability. During the year ended December 31, 2016 we had repayments on the Ciner Wyoming Credit Facility of $27.0 million, offset by borrowings of $15.0 million; and

•	$10.0 million available for borrowing under the Revolving Credit Facility (as defined in Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt”), subject to availability.
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
On January 12, 2017, the Partnership declared its fourth quarter 2016 quarterly distribution. The quarterly cash distribution of $0.5670 per unit was paid on February 13, 2017 to unitholders of record on January 31, 2017. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3, “Net income per unit and cash distribution”, for more information.
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of December 31, 2016, we had a working capital surplus of $80.6 million as compared to a working capital surplus of $103.7 million as of December 31, 2015.
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
The following table below summarizes our capital expenditures, on an accrual basis:

	Years Ended December 31,
($ in millions)	2016	2015	2014
Maintenance	$10.7	$16.1	$10.4
Expansion	15.5	18.0	20.0
Total	$26.2	$34.1	$30.4
Capital expenditures differences during 2016 versus 2015 are partly due to timing of capital expenditure programs in each year, respectively. In addition, our maintenance CAPEX was higher in 2015 versus both 2016 and 2014 due to carryover spending from 2014 projects.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Cash provided by (used in):
Operating activities	$128.3	$150.2	$106.1	(14.6)%	41.6%
Investing activities	(25.3)	(35.7)	(27.2)	(29.1)%	31.3%
Financing activities	(103.7)	(125.1)	(94.8)	(17.1)%	32.0%

Operating Activities
Our operating activities during the year ended December 31, 2016 provided $128.3 million, a decrease of 14.6% from the $150.2 million generated during the year ended December 31, 2015 primarily as a result of the following:

•	a decrease of 18.7% in net income during the year ended December 31, 2016, compared to prior year; and

•	a decrease in cash flows provided by working capital of $14.2 million during the year ended December 31, 2016 compared to $17.8 million of cash flows provided in working capital in the prior year.

Our operating activities during the year ended December 31, 2015 provided $150.2 million an increase of 41.6% over the $106.1 million generated during the year ended December 31, 2014, primarily as a result of the following:

•	an increase of 15.6% in net income during the year ended December 31, 2015, compared to prior year; and

•
an increase in cash flows provided by working capital of $17.8 million during the year ended December 31, 2015 compared to $9.8 million of cash flows used in in working capital in the prior year, as a result of our working capital reduction initiatives.

Investing Activities
We used cash flows of $25.3 million in investing activities during the year ended December 31, 2016, compared to $35.7 million used during 2015 and $27.2 million used during 2014, all related to the funding of capital expenditures as described in “Capital Expenditures” above.

Financing Activities
Cash used in financing activities of $103.7 million during the year ended December 31, 2016 decreased by 17.1% over prior year, primarily due to distributions paid during the year of $91.7 million and net repayments on revolving credit facility totaling $12 million. During 2015, the cash used in financing activities of $125.1 million were driven by the distributions paid of $90.1 million and $35.0 million in net repayments on revolving credit facility. During 2014, the cash flows used in financing activities of $94.8 million were mainly due to distributions paid during the year of $84.8 million and $10.0 million in repayments on revolving credit facility.
Borrowings under the Ciner Wyoming Credit Facility, if any, were at variable interest rates.

($ in millions)	As of and for the quarter ended	As of and for the year ended	As of and for the year ended	As of and for the year ended
	December 31, 2016		December 31, 2015	December 31, 2014
Short-term borrowings from banks:
Outstanding amount at period ending	$78.0	$78.0	$90.0	$125.0
Weighted average interest rate at period ending	3.0%	3.0%	2.9%	2.8%
Average daily amount outstanding for the period	$76.7	$81.5	$113.7	$135.0
Weighted average daily interest rate for the period	3.0%	3.0%	2.8%	2.9%
Maximum month-end amount outstanding during the period	$80.0	$88.5	$125.0	$135.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of December 31, 2016, the interest rate swap contracts had an aggregate notional value of $72.0 million.

Debt
See in Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt”, for details of our outstanding debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2016:

	Payments Due by Period
	2017	2018	2019	2020	2021	Thereafter	Total
($ in millions)
Long-term debt	$8.6	$89.4	$—	$—	$—	$—	$98.0
Purchase obligations (1)	28.2	24.1	21.1	14.1	9.3	—	96.8
Interest payments (2)	3.0	2.0	—	—	—	—	5.0
Lease obligations (3)	0.15	0.15	0.15	0.15	0.11	1.43	2.1
Asset retirement Obligation (4)	—	—	—	—	—	193.0	193.0
Total	$40.0	$115.7	$21.3	$14.3	$9.4	$194.4	$394.9

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
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2016.
(3) Minimum contractual rental commitments of various operating leases, including renewal periods. Not included in the table above are the operating lease contracts that Ciner Corp, on behalf of the Partnership, typically enters into with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from 1 to 10 years. Ciner Corp's obligation related to these rail car leases are $12.5 million in 2017, $11.3 million in 2018, $10.4 million in 2019, $7.8 million in 2020, $5.2 million in 2021 and $5.9 million in 2022 and thereafter.
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

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Years Ended December 31,
(In millions, except per unit data)	2016	2015	2014
Reconciliation of Adjusted EBITDA to net income:
Net income	$86.3	$106.2	$91.9
Add backs:
Depreciation, depletion and amortization expense	26.1	23.7	22.4
Interest expense	3.6	4.0	5.2
Loss on disposal of assets, net	—	—	1.0
Restructuring charges (included in selling, general and administrative expenses)	0.5	—	—
Adjusted EBITDA	$116.5	$133.9	$120.5
Less: Adjusted EBITDA attributable to non-controlling interest	59.3	67.7	60.8
Adjusted EBITDA attributable to Ciner Resources LP	$57.2	$66.2	$59.7

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$57.2	$66.2	$59.7
Less: Cash interest expense, net attributable to Ciner Resources LP	1.6	2.1	2.2
Maintenance capital expenditures attributable to Ciner Resources LP(1)	5.8	8.4	4.4
Distributable cash flow attributable to Ciner Resources LP	$49.8	$55.7	$53.1

Total distributions to unitholders and general partner	$45.4	$43.8	$41.1

Distribution Coverage Ratio	1.10	1.27	1.29

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$128.3	$150.2	$106.1
Add/(less):
Amortization of long-term loan financing	(0.4)	(0.4)	(0.4)
Equity-based compensation expense	(0.6)	(1.1)	(0.4)
Net change in working capital	(14.2)	(17.8)	9.8
Interest expense	3.6	4.0	5.2
Other non-cash items, net	(0.2)	(1.0)	0.2
Adjusted EBITDA	116.5	133.9	120.5
Less: Adjusted EBITDA attributable to non-controlling interest	59.3	67.7	60.8
Adjusted EBITDA attributable to Ciner Resources LP	57.2	66.2	59.7
Less: Cash interest expense, net attributable to Ciner Resources LP	1.6	2.1	2.2
Maintenance capital expenditures attributable to Ciner Resources LP(1)	5.8	8.4	4.4
Distributable cash flow attributable to Ciner Resources LP	$49.8	$55.7	$53.1

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

Revenue Recognition - We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, which is normally free on board (“FOB”) terms or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates and discounts are accounted for as sales deductions. We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of products sold.

Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Part II, Item 8. "Financial Statements and Supplementary Data" - Note 2 - Summary of Significant Accounting Policies, in the notes to consolidated financial statements.
Supplementary Selected Quarterly Financial Data
The following is selected unaudited condensed consolidated data for Ciner Resources LP for the quarters indicated:

($ in millions, except per unit data)	Q4-16	Q3-16	Q2-16	Q1-16	Q4-15	Q3-15	Q2-15	Q1-15

Net sales	$123.1	$121.0	$116.7	$114.4	$126.4	$117.3	$122.2	$120.4
Cost of products sold	96.7	90.5	88.1	86.4	91.7	84.9	91.4	88.0
Gross profit	26.4	30.5	28.6	28.0	34.7	32.4	30.8	32.4
Operating expenses	5.2	6.5	6.0	5.8	6.1	4.5	4.7	4.9
Operating income	21.2	24.0	22.6	22.2	28.6	27.9	26.1	27.5
Other income/(expense), net	(0.8)	(0.9)	(0.8)	(1.1)	(0.3)	(1.0)	(1.6)	(1.0)
Net income	20.4	23.1	21.8	21.1	28.3	26.9	24.5	26.5
Net income attributable to non-controlling interest	10.5	12.0	11.4	11.0	14.4	13.8	12.8	13.7
Net income attributable to Ciner Resources LP	$9.9	$11.1	$10.4	$10.1	$13.9	$13.1	$11.7	$12.8

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,056.5	1,019.4	973.1	1,001.4	1,052.1	991.1	980.0	1,017.1
Ore to ash ratio(1)	1.57: 1.0	1.48: 1.0	1.46: 1.0	1.51: 1.0	1.55: 1.0	1.51: 1.0	1.50: 1.0	1.51: 1.0
Soda ash volume produced (thousands of short tons)	674.2	690.1	668.7	662.4	679.1	655.5	654.8	673.4
Soda ash volume sold (thousands of short tons)	702.4	696.6	676.6	660.1	704.3	637.6	660.4	653.1
Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.49	$0.56	$0.52	$0.51	$0.69	$0.65	$0.59	$0.64
Subordinated - Ciner Holdings (basic and diluted)	$—	$0.55	$0.52	$0.51	$0.69	$0.65	$0.59	$0.64

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.6	9.8	9.8	9.8	9.8	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic and diluted)	—	9.8	9.8	9.8	9.8	9.8	9.8	9.8

Cash distribution declared per unit	$0.5670	$0.5670	$0.5670	$0.5640	$0.5575	$0.5510	$0.5445	$0.5380

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.
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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2016 was $98.0 million (as of December 31, 2015: $110.0 million). This debt had a weighted average interest rate, inclusive of designated interest rate swap contracts, of 3.0% as of December 31, 2016 (as of December 31, 2015: 2.9%). Based on the variable rate debt in our debt instruments as of December 31, 2016, a change in interest rate of 1% would result in an increase or a decrease of our annual interest expense of approximately $0.2 million.
We have entered into interest rate swap contracts designed to hedge our exposure to possible increases in interest rates. These contracts allow us to pay a fixed interest rate to the counterparties in exchange for our receipt of payments, from the counterparties, with floating interest rates, thereby allowing us to effectively fix our interest rate payments on our variable rate debt. These contracts had an aggregate notional value of $72.0 million and a fair value liability of $0.4 million as of December 31, 2016 (as of December 31, 2015: an aggregate notional value of $74.0 million; a fair value liability of $0.8 million).

Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations.
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Enstor. The purchase price we pay does not include the cost of freight so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. We can give no assurance that we will continue this practice. Historically, we have taken physical delivery under our physical gas contract and we intend to take physical delivery in the future. In addition, to manage our exposure to fluctuating natural gas prices, we enter into financial gas forward purchase contracts. We generally designate our financial gas forward contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The aggregate notional value of our financial gas forward purchase contracts at December 31, 2016 was $31.0 million and net fair value liability of $2.8 million. As of December 31, 2015, the aggregate notional value and fair value liability were $15.8 million and $3.3 million, respectively.
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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2016 our internal control over financial reporting is effective.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 6, 2017

CINER RESOURCES LP CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$19.7	$20.4
Accounts receivable, net	33.4	33.8
Accounts receivable - ANSAC	46.5	52.2
Accounts receivable - other affiliate	9.0	—
Due from affiliates, net	6.1	11.9
Inventory	19.0	26.4
Other current assets	2.3	2.2
Total current assets	136.0	146.9
Property, plant and equipment, net	256.1	255.2
Other non-current assets	21.0	21.1
Total assets	$413.1	$423.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.6	$—
Accounts payable	15.0	13.4
Due to affiliates	4.2	4.6
Accrued expenses	27.7	25.2
Total current liabilities	55.5	43.2
Long-term debt	89.4	110.0
Other non-current liabilities	9.0	6.8
Total liabilities	153.9	160.0
Commitments and Contingencies (See Note 14)
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at December 31, 2016 and 9.8 units issued and outstanding at December 31, 2015)	151.0	110.8
Subordinated unitholders - Ciner Holdings (9.8 units issued and outstanding at December 31, 2015)	—	43.3
General partner unitholders - Ciner GP (0.4 units issued and outstanding at December 31, 2016 and 2015, respectively)	3.9	4.0
Accumulated other comprehensive loss	(1.6)	(2.1)
Partners’ capital attributable to Ciner Resources LP	153.3	156.0
Non-controlling interests	105.9	107.2
Total equity	259.2	263.2
Total liabilities and partners’ equity	$413.1	$423.2
See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per unit data)	2016	2015	2014

Net sales:
Sales - Affiliates	$271.2	$265.3	$236.7
Sales - others	204.0	221.1	228.3
Total net sales	475.2	486.4	465.0
Cost of products sold:
Cost of products sold	216.0	210.3	201.6
Depreciation, depletion and amortization expense	26.1	23.7	22.4
Freight costs	119.6	122.1	123.7
Total cost of products sold	361.7	356.1	347.7
Gross profit	113.5	130.3	117.3
Operating expenses:
Selling, general and administrative expenses - others	4.6	4.3	3.3
Selling, general and administrative expenses - affiliates	18.7	15.7	17.0
Loss on disposal of assets, net	0.3	0.2	1.0
Total operating expenses	23.6	20.2	21.3
Operating income	89.9	110.1	96.0
Other income/(expenses):
Interest expense	(3.6)	(4.0)	(5.2)
Other - net	—	0.1	1.1
Total other income/(expense), net	(3.6)	(3.9)	(4.1)
Net income	$86.3	$106.2	$91.9
Net income attributable to non-controlling interest	44.9	54.7	47.4
Net income attributable to Ciner Resources LP	$41.4	$51.5	$44.5
Other comprehensive income/(loss):
Income (loss) on derivative financial instruments	0.9	(3.4)	(0.2)
Comprehensive income	87.2	102.8	91.7
Comprehensive income attributable to non-controlling interest	45.3	53.0	47.3
Comprehensive income attributable to Ciner Resources LP	$41.9	$49.8	$44.4

Net income per limited partner unit (basic and diluted)	$2.08	$2.58	$2.23

Weighted average limited partner units outstanding (basic and diluted)	19.6	19.6	19.6
  See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2016	2015	2014

Cash flows from operating activities:
Net income	$86.3	$106.2	$91.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	26.5	24.1	22.8
Loss on disposal of assets, net	0.3	0.2	1.0
Equity-based compensation expense	0.6	1.1	0.4
Other non-cash items	0.4	0.8	(0.2)
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	0.4	1.7	(1.1)
Accounts receivable - ANSAC	5.7	18.2	(12.3)
Accounts receivable - other affiliate	(9.0)	—	—
Inventory	7.0	(3.7)	(1.5)
Other current and other non-current assets	0.2	(0.9)	—
Due from affiliates, net	5.7	7.7	0.8
Increase/(decrease) in:
Accounts payable	1.1	1.8	(3.5)
Due to affiliates	(0.4)	(1.1)	4.8
Accrued expenses and other liabilities	3.5	(5.9)	3.0
Net cash provided by operating activities	128.3	150.2	106.1
Cash flows from investing activities:
Capital expenditures	(25.3)	(35.7)	(27.2)
Net cash used in investing activities	(25.3)	(35.7)	(27.2)
Cash flows from financing activities:
Borrowings on revolving credit facility	15.0	5.0	—
Repayments on revolving credit facility	(27.0)	(40.0)	(10.0)
Distributions to common unitholders	(22.2)	(21.2)	(20.5)
Distributions to subordinated unitholders	(22.0)	(21.2)	(20.5)
Distributions to general partner	(0.9)	(0.9)	(0.8)
Distributions to non-controlling interest	(46.6)	(46.8)	(43.0)
Net cash used in financing activities	(103.7)	(125.1)	(94.8)
Net (decrease)/increase in cash and cash equivalents	(0.7)	(10.6)	(15.9)
Cash and cash equivalents at beginning of year	20.4	31.0	46.9
Cash and cash equivalents at end of year	$19.7	$20.4	$31.0

Supplemental disclosure of cash flow information:
Interest paid during the year	$3.2	$4.1	$4.3

Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$3.9	$3.0	$4.6
 See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF EQUITY

	Limited Partners
	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Noncontrolling Interests	Total Equity
(In millions)
Balance at January 1, 2014	$104.5	$36.6	$3.8	$(0.3)	$144.6	$96.7	$241.3
Partnership net income	21.9	21.8	0.8	—	44.5	47.4	91.9
Other comprehensive income/(loss)	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Equity-based compensation plan activity	0.4	—	—	—	0.4	—	0.4
Distributions	(20.5)	(20.5)	(0.8)	—	(41.8)	(43.0)	(84.8)
Balance at December 31, 2014	106.3	37.9	3.8	(0.4)	147.6	100.9	248.5
Partnership net income	25.3	25.2	1.0	—	51.5	54.7	106.2
Other comprehensive income/(loss)	—	—	—	(1.7)	(1.7)	(1.7)	(3.4)
Equity-based compensation plan activity	0.5	—	—	—	0.5	—	0.5
Distributions	(21.2)	(21.2)	(0.9)	—	(43.3)	(46.8)	(90.1)
Non-cash contribution from parent	—	1.3	—	—	1.3	—	1.3
Balance at December 31, 2015	110.8	43.3	4.0	(2.1)	156.0	107.2	263.2
Partnership net income	25.2	15.4	0.8	—	41.4	44.9	86.3
Other comprehensive income/(loss)	—	—	—	0.5	0.5	0.4	0.9
Equity-based compensation plan activity	0.5	—	—	—	0.5	—	0.5
Distributions	(22.2)	(22.0)	(0.9)	—	(45.1)	(46.6)	(91.7)
Conversion of subordinated units to common units	$36.7	$(36.7)	$—		$—	$—	$—
Balance at December 31, 2016	$151.0	$—	$3.9	$(1.6)	$153.3	$105.9	$259.2

The sums of some of the rows and columns may not sum due to rounding.
 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Nature of Operations
As used in this Report, the terms “Ciner Resources LP,” “the “Partnership,” “CINR,” “we,” “us,” or “our” may refer to Ciner Resources LP, formerly OCI Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings” or ), formerly OCI Wyoming Holding Co. Ciner Holdings, a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”), formerly OCI Chemical Corporation, wholly-owns Ciner Resource Partners LLC (our “general partner” or “Ciner GP”), formerly OCI Resource Partners LLC. Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. Ciner Wyoming LLC (“Ciner Wyoming”), formerly OCI Wyoming LLC, is in the business of mining trona ore to produce soda ash, and a majority-owned subsidiary of the Partnership. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All our soda ash processed is sold to various domestic and European customers, and to Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”) and American Natural Soda Ash Corporation (“ANSAC”) which are affiliates for export sales. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.
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

In connection with the closing of the Transaction, Ciner Enterprises (as borrower), and Ciner Holdings and Ciner Corp (as guarantors), entered into a credit agreement (as amended and restated or otherwise modified, the “Ciner Enterprises Credit Agreement”), which expires on October 23, 2025 and is secured by certain assets, including the common units of the Partnership owned by Ciner Holdings.

On November 5, 2015, in connection with the closing of the Transaction, the Partnership changed its name from OCI Resources LP to Ciner Resources LP.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of the Partnership and its subsidiary have been prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation and unless otherwise noted, the financial information for the Partnership is presented before non-controlling interest.
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
Revenue Recognition
We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, which is normally free on board (“FOB”) terms or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates and discounts are accounted for as sales deductions. We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of products sold.
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
Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate for doubtful receivables. We generally do not require collateral against outstanding accounts receivable.The allowance for doubtful accounts is based on specifically identified amounts that the Partnership believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on management’s assessment of the general financial conditions affecting the Partnership’s customer base. If actual collection experience changes, revisions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. During the years ended 2016, 2015 and 2014, there were no significant accounts receivable bad debt expenses, write-offs or recoveries.
Inventory
Inventory is carried at the lower of cost or market. Cost is determined using the first-in, first-out method for raw material and finished goods inventory and the weighted average cost method for stores inventory. Costs include raw materials, direct labor and manufacturing overhead. Market is based on current replacement cost for raw materials and net realizable value for stores inventory and finished goods.

•	Raw material inventory includes material, chemicals and natural resources being used in the mining and refining process.

•	Finished goods inventory is the finished product soda ash.

•
Stores inventory includes parts, materials and operating supplies which are typically consumed in the production of soda ash and currently available for future use. Inventory expected to be consumed within the year is classified as current assets and remainder is classified as non-current assets.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of depreciable assets, using the straight-line method. The estimated useful lives applied to depreciable assets are as follows:

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
Income Tax
We are organized as a pass-through entity for federal income tax purposes and therefore are not subject to federal or certain state income taxes. As a result, our partners are responsible for federal income taxes based on their respective share of taxable income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.
Technical Termination of the Partnership for U.S. Federal Income Tax Purposes
As noted above in Item 1A, Risk Factors, because we are treated as a partnership for U.S. federal income tax purposes, a sale or exchange of 50% or more of the total interests in our capital and profits interests within a twelve-month period will result in a tax technical termination. In 2015, the Partnership experienced a technical termination as a result of the Transaction, which also resulted in a technical termination of Ciner Wyoming, for U.S. federal income tax purposes.
The technical termination did not affect our consolidated financial statements nor did it affect our classification or Ciner Wyoming’s classification as a partnership or otherwise affect the nature or extent of our “qualifying income” for U.S. federal income tax purposes. Our 2015 taxable year for all then unitholders ended on October 23, 2015 and resulted in a deferral of depreciation deductions that were otherwise allowable in computing the taxable income of our unitholders. This deferral of depreciation deductions resulted in an increased taxable income (or reduced taxable loss) to certain of our unitholders in 2015. We did not view this deferral of depreciation deductions to have had a material adverse impact on our public common unitholders.
As of December, 31, 2016, the Partnership has not participated in any transactions or experienced a sale or exchange of 50% or more of the total interest in our capital and profits interests within a twelve-month period.

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
The estimated original liability calculated in 1996 for the refinery and tailing ponds was calculated based on the estimated useful life of the mine, which was 80 years, and on external and internal estimates as to the cost to restore the land in the future and state regulatory requirements. In 2017, the mining reserve will be amortized over a remaining life of 66 years. During 2016, 2015 and 2014, the remaining life was 67, 68 and 66 years, respectively. The liability was discounted using a weighted average credit-adjusted risk-free rates of approximately 6% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding charge being recorded to cost of products sold.
During 2011, the Partnership constructed a rail yard to facilitate loading and switching of rail cars. The Partnership is required to restore the land on which the rail yard is constructed to its natural conditions. The original estimated liability for restoring the rail yard to its natural condition was calculated based on the land lease life of 30 years and on external and internal estimates as to the cost to restore the land in the future. The liability is discounted using a credit-adjusted risk-free rate of 4.25% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding charge being recorded to cost of products sold.
Fair Value of Financial Instruments
Fair value is determined using a valuation hierarchy, generally by reference to an active trading market, quoted market prices or model-derived valuations for the same or similar financial instruments. See Note 17, “Fair Value Measurements,” for more information.
Equity-Based Compensation
We recognize compensation expense related to equity-based awards, with service conditions, granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Equity-based awards with market conditions are fair valued using a Monte Carlo Simulation model. See Note 12, “Equity-Based Compensation - TR Performance Unit Awards,” for additional information.
Subsequent Events
We have evaluated subsequent events through the filing of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.   The Partnership has completed its initial evaluation of the provisions of this ASU and does not expect our adoption of ASU 2014-09 to materially change the amount or timing of revenues recognized by us, nor expect it to materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. The FASB issued various amendments to ASU 2014-09, one of which includes allowing entities to elect to account for shipping and handling activities performed after the control of a good has been transferred to the customer as a fulfillment cost versus an obligation of a promised service. The Partnership expects to make this an accounting policy election upon adoption. We currently include freight costs billed to customers for shipments administered by us in gross sales.  We will adopt this ASU effective January 1, 2018, and tentatively expect to apply the modified retrospective (cumulative effect) method of adoption as permitted by the ASU. During 2017, we will develop our revenue disclosures and enhance our accounting systems, if applicable.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining largely unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. The update is effective for interim and annual periods beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The ASU No. 2016-02 provides for certain practical expedients and early adoption is permitted. The Partnership is evaluating the potential impact the adoption of ASU No. 2016-02 will have on its consolidated financial statements; however, based on our current operating leases, it is not expected to have a material impact.

3. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners (including subordinated unitholders which were all converted on November 14, 2016) is computed by dividing limited partners’ interest in net income attributable to Ciner Corp, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units (which were all converted into common units on November 14, 2016). For purposes of calculating net income per common and subordinated units, the conversion of the subordinated units were deemed to have occurred on October 1, 2016. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common and subordinated units (which were all converted into common units on November 14, 2016), we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Basic and diluted net income per unit applicable to limited partners for the years ended December 31, 2016, 2015 and 2014 are the same because our dilutive and anti-dilutive units outstanding were immaterial for those periods.

The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Years Ended December 31,
(In millions, except per unit data)	2016	2015	2014

Net income attributable to Ciner Resources LP	$41.4	$51.5	$44.5
Less: General partner’s interest in net income	0.8	1.0	0.8
Limited partners’ interest in net income	$40.6	$50.5	$43.7

Weighted average limited partner units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	12.3	9.8	9.8
Subordinated - Ciner Holdings (basic and diluted)	7.3	9.8	9.8
Total weighted average limited partner units outstanding	19.6	19.6	19.6

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$2.06	$2.58	$2.23
Subordinated - Ciner Holdings (basic and diluted)	$2.11	$2.58	$2.23
Net income per limited partner units (basic and diluted)	$2.08	$2.58	$2.23

The calculation of limited partners’ interest in net income is as follows:

	Years Ended December 31,
(In millions, except per unit data)	2016	2015	2014
Net income attributable to common unitholders:
Distributions (1)	$27.9	$21.5	$20.2
(Distributions in excess of net income)/undistributed earnings	(2.7)	3.8	1.7
Common unitholders’ interest in net income	$25.2	$25.3	$21.9

Net income attributable to subordinated unitholders:
Distributions (1)	$16.6	$21.4	$20.1
(Distributions in excess of net income)/undistributed earnings	(1.2)	3.8	1.7
Subordinated unitholders’ interest in net income	$15.4	$25.2	$21.8

(1) Distributions declared per unit for the year	2.27	2.19	2.06
Quarterly Distribution
On January 12, 2017, the Partnership declared its fourth quarter 2016 quarterly distribution. The quarterly cash distribution of $0.5670 per unit was paid on February 13, 2017 to unitholders of record on January 31, 2017.
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
Conversion of subordinated units
Upon payment of the quarterly distribution for the third quarter of 2016, the conditions for conversion of the Partnership’s subordinated units were satisfied. Accordingly, effective on November 14, 2016, the Partnership’s 9,775,500 subordinated units converted into common units on a one-for-one basis. For purposes of calculating net income per common and subordinated units, the conversion of the subordinated units were deemed to have occurred on October 1, 2016.
Distributions from Operating Surplus During the Subordination Period
If we make a distribution from operating surplus for any quarter during the subordination period (beginning on September 18, 2013 and expired on November 14, 2016), our partnership agreement requires that we make the distribution in the following manner:

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
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its 2.0% general partner interest if we issue additional units. Our general partner’s approximate 2.0% interest, and the percentage of our cash distributions to which our general partner is entitled from such approximate 2.0% interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon a reset of the IDRs), and our general partner does not contribute a proportionate amount of capital to us in order to maintain its approximate 2.0% general partner interest. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.

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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following as of December 31:

(In millions)	2016	2015
Trade receivables	$27.3	$27.2
Other receivables	6.2	6.8
	33.5	34.0
Allowance for doubtful accounts	(0.1)	(0.2)
Total	$33.4	$33.8
5. INVENTORY
Inventory consisted of the following as of December 31:

(In millions)	2016	2015
Raw materials	$7.7	$9.1
Finished goods	5.8	10.7
Stores inventory, current	5.5	6.6
Total	$19.0	$26.4

6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following as of December 31:

(In millions)	2016	2015
Land and land improvements	$0.3	$0.3
Depletable land	3.0	3.0
Buildings and building improvements	133.1	132.5
Internal-use computer software	5.1	4.9
Machinery and equipment	627.2	605.7
Mining reserves	65.3	65.3
Total	834.0	811.7
Less accumulated depreciation, depletion and amortization	(622.3)	(598.6)
Total net book value	211.7	213.1
Construction in progress	44.4	42.1
Total property, plant, and equipment, net	$256.1	$255.2
Depreciation, depletion and amortization expense on property, plant, and equipment was $26.1 million, $23.7 million and $22.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following as of December 31:

(In millions)	2016	2015
Stores inventory, non-current	$20.7	$20.5
Deferred financing costs and other	0.3	0.6
Total	$21.0	$21.1
8.     ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31:

(In millions)	2016	2015
Accrued freight costs	$—	$0.1
Accrued energy costs	5.6	5.2
Accrued royalty costs	4.6	4.8
Accrued employee compensation	7.1	4.0
Accrued other taxes	4.8	4.6
Accrued derivatives	0.4	1.8
Other accruals	5.2	4.7
Total	$27.7	$25.2
9. DEBT

Long-term debt consisted of the following as of December 31:

(In millions)	2016	2015
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly with an interest rate of 0.87% (2016) and 0.11% (2015)	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly with an interest rate of 0.87% (2016) and 0.11% (2015)	8.6	8.6
Ciner Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, variable interest rate as a weighted average rate of 2.36% (2016) and 2.07% (2015)	78.0	90.0
Total debt	98.0	$110.0
Current portion of long-term debt	8.6	—
Total long-term debt	$89.4	$110.0

Aggregate maturities required on long-term debt at December 31, 2016 are due in future years as follows:

Amount
2017	$8.6
2018	89.4
Total	$98.0

Demand Revenue Bonds
The Variable Rate Demand Revenue Bonds are held by Ciner Wyoming. These revenue bonds require the Partnership to maintain standby letters of credit totaling $20.3 million at December 31, 2016 and December 31, 2015, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of December 31, 2016 and December 31, 2015, Ciner Wyoming was in compliance with these debt covenants.
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
Among other things, the Ciner Wyoming Second Amendment (i) amends the Ciner Wyoming Credit Facility by modifying the consolidated fixed charge coverage ratio (the ratio of consolidated cash flow to consolidated fixed charges, each as defined in the Ciner Wyoming Credit Facility) from not less than 1.15 to 1.00, prior to the Ciner Wyoming Second Amendment, to be not less than 1.00 to 1.00 as of the end of any fiscal quarter and (ii) prohibits financial institutions from European Economic Area member countries from serving as loan parties under the Ciner Wyoming Credit Facility.
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
Ciner Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2016.
Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

•	a LIBOR Rate plus an applicable margin.
The unused portion of the Ciner Wyoming Credit Facility is subject to an unused line fee ranging from 0.275% to 0.350% per annum based on Ciner Wyoming’s then current consolidated leverage ratio.
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the “Revolving Credit Facility”), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At December 31, 2016 and 2015, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than Ciner Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of December 31, 2016, our only subsidiary was Ciner Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by us.
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

The Revolving Credit Facility also requires quarterly maintenance of a consolidated fixed charge coverage ratio (as defined in the Revolving Credit Facility) of not less than 1.00. The Revolving Credit Facility also requires that consolidated capital expenditures, as defined in the Revolving Credit Facility, not exceed $50 million in any fiscal year.

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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of December 31, 2016.
Loans under the Revolving Credit Facility bear interest at our option at either:

•
a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or

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

•	incur certain liens or permit them to exist, other than, with respect to our and Ciner Wyoming’s liens, an aggregate amount outstanding at any time equal to $0.2 million and $1 million, respectively;

•	enter into certain types of transaction with affiliates, other than transactions between Ciner Wyoming and us;

•	merge or consolidate with another company; or

•
transfer, sell or otherwise dispose of assets, other than our and Ciner Wyoming’s dispositions of assets with a net book value not to exceed $0.5 million and $2.5 million, respectively, in any given year.

10. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following as of December 31:

(In millions)	2016	2015
Reclamation reserve	$5.5	$4.5
Derivative instruments and hedges, fair value liabilities	3.4	2.3
Other	$0.1	$—
Total	$9.0	$6.8
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

(In millions)	2016	2015
Reclamation reserve balance at beginning of year	$4.5	$4.2
Accretion expense	0.2	0.3
Reclamation adjustments (1)	$0.8	$—
Reclamation reserve balance at end of year	$5.5	$4.5

(1) The reclamation adjustments above includes a new asset retirement obligation layer of approximately $1.0 million as of December 31, 2016, as a result of the increase in the self-bond estimate. See Note 14 “Commitments and Contingencies” for additional information.
11. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp (administered by OCI Enterprises prior to the Transaction) and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs were $2.0 million, $7.7 million and $3.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in pension costs in 2016 was driven by lower overall pension cost at the Ciner Corp level as a result of the retirement plans being fair valued in connection with Ciner Enterprises’ acquisition of Ciner Corp.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the years ended December 31, 2016, 2015 and 2014 were $1.6 million, $2.6 million and $2.4 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. Effective January 1, 2013, the postretirement benefits for non-grandfathered retirees were amended to replace the medical coverage for post-65-year-old members with a fixed dollar contribution amount. As a result of the amendment, the accumulated and projected benefit obligation for postretirement benefits decreased by $8.7 million and resulted in a prior service credit of $7.7 million which was recognized as a reduction of net periodic postretirement benefit costs through year 2014. The post-retirement benefits had a benefits obligation of $20.6 million and $21.3 million at December 31, 2016 and 2015, respectively. The Partnership’s allocated portion of postretirement benefit costs was an expense of $1.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively and income of $0.3 million for the year ended December 31, 2014.
12. EQUITY - BASED COMPENSATION
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2016, subject to further adjustment as provided in the Plan, a total of 0.8 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
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
Non-employee Director Awards
A total of 7,251 and 11,064 common units were granted and fully vested to non-employee directors with grant date average fair value per unit prices of $26.24 and $22.54 for the years ended December 31, 2016 and 2015, respectively. The total fair value at grant date of these awards were approximately $0.2 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.
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
The following table presents a summary of activity on the Time Restricted Unit Awards for the years ended December 31:

	2016		2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	—	$—	15,859	$25.23
Granted (1)	39,170	22.50	8,347	22.51
Vested	—	—	(24,206)	24.06
Unvested at the end of the year	39,170	$22.50	—	$—

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of December 31, 2016 as all awards granted were expected to vest and as of December 31, 2015, all awards granted did vest as a result of the Transaction.
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
The following table presents a summary of activity on the TR Performance Unit Awards for the years ended December 31:

	2016		2015
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	—	$—	7,658	$35.72
Granted	5,787	43.93	7,235	24.64
Vested	—	—	(29,786)	30.34
Performance adjustments (2)	—	—	14,893	30.34
Unvested at the end of the year	5,787	$43.93	—	$—

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
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its un-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.5	1.60	$—	N/A
Performance-based units	0.2	2.08	—	N/A
Total	$0.7		$—

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of December 31, 2016, 2015 and 2014, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)

Balance at January 1, 2014	$(0.3)
Other comprehensive loss before reclassifications	$(0.7)
Amounts reclassified from accumulated other comprehensive loss	$0.6
Net current-period other comprehensive income/(loss)	(0.1)
Balance at December 31, 2014	$(0.4)
Other comprehensive loss before reclassifications	(2.4)
Amounts reclassified from accumulated other comprehensive loss	0.7
Net current-period other comprehensive income/(loss)	(1.7)
Balance at December 31, 2015	$(2.1)
Other comprehensive loss before reclassification	(0.5)
Amounts reclassified from accumulated other comprehensive loss	1.0
Net current-period other comprehensive income/(loss)	0.5
Balance at December 31, 2016	$(1.6)
Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments.
The components of other comprehensive income/(loss) consisted of the following for the years ended December 31:

	2016	2015	2014
(In millions)

Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.4	$—	$(0.2)
Mark to market adjustment on natural gas forward contracts	0.5	(3.4)	—
Income/(loss) on derivative financial instruments	$0.9	$(3.4)	$(0.2)
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources LP, that have been reclassified consisted of the following for the years ended December 31:

(In millions)	2016	2015	2014	Affected Line Items on the Consolidated Statements of Operations and Comprehensive Income

Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.4	$0.5	$0.6	Interest expense
Natural gas forward contracts	$0.6	$0.2	$—	Cost of products sold
Total reclassifications for the period	$1.0	$0.7	$0.6

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
As of December 31, 2016, the total minimum contractual rental commitments under the Partnership’s various operating leases, including renewal periods, are as follows:

(In millions)	Leased Land	Track Leases	Total Minimum Lease Payments

Total	$1.8	$0.3	$2.1
Ciner Corp, on behalf of the Partnership, typically enters into operating lease contracts with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from 1 to 10 years. Ciner Corp's obligation related to these rail car leases are $12.5 million in 2017, $11.3 million in 2018, $10.4 million in 2019, $7.8 million in 2020, $5.2 million in 2021 and $5.9 million in 2022 and thereafter. Total lease expense was approximately $14.5 million, $12.4 million and $9.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Purchase Commitments
We have natural gas supply contracts to mitigate volatility in the price of natural gas. As of December 31, 2016, these contracts totaled approximately $77 million for the purchase of a portion of our natural gas requirements over approximately the next five years. The supply purchase agreements have specific commitments of $24.3 million in 2017, $20.1 million in 2018, $17.1 million in 2019, $10.1 million in 2020 and $5.4 million in 2021. We have a separate contract that expires in 2021, for transportation of natural gas with an average annual cost of approximately $3.9 million per year.
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs at our Green River, Wyoming plant site. The amount of the bond was $38.2 million as of December 31, 2016 and $33.9 million as of December 31, 2015, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
15. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. Prior to the closing of the Transaction on October 23, 2015, under the Omnibus Agreement we reimbursed OCI Enterprises and its affiliates for the expenses incurred by them in providing services to us, and we also reimbursed OCI Enterprises for certain direct operating expenses they paid on our behalf. Subsequent to the closing of the Transaction, on October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT, an affiliate of Ciner Group, that sells soda ash to markets not served by ANSAC. The receivables associated with these sales are recorded in accounts receivable - other affiliate line item on the consolidated balance sheet. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand alone basis.
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
The total costs charged to the Partnership by affiliates were as follows:

	Years Ended December 31,
(In millions)	2016	2015	2014
OCI Enterprises	$—	$6.1	$10.7
Ciner Corp	14.9	5.8	3.4
ANSAC (1)	3.8	3.8	2.9
Total selling, general and administrative expenses - Affiliates	$18.7	$15.7	$17.0

(1) ANSAC allocates its expenses to its members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the years ended December 31, 2016, 2015 and 2014 these costs were $3.3 million, $8.2 million and $9.2 million, respectively.
Net sales to affiliates were as follows:

	Years Ended December 31,
(In millions)	2016	2015	2014
ANSAC	$262.2	$261.0	$230.8
OCI Alabama LLC	—	4.3	5.9
CIDT	9.0	—	—
Total	$271.2	$265.3	$236.7
The Partnership had due from/to with affiliates as follows:

	As of December 31,
(In millions)	2016	2015	2016	2015
	Due from affiliates		Due to affiliates
Ciner Corp	$3.9	$7.1	$1.7	$1.9
Ciner Resources Europe N.V.	2.2	4.8	—	—
Other	—	—	2.5	2.7
Total	$6.1	$11.9	$4.2	$4.6
16. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.

The net sales by geographic area consisted of the following:

	Years Ended December 31,
(In millions)	2016	2015	2014
Domestic	$192.6	$194.0	$194.8
International
ANSAC	262.2	261.0	230.8
Other	20.4	31.4	39.4
Total international	282.6	292.4	270.2
Total net sales	$475.2	$486.4	$465.0
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
We have entered into interest rate swap contracts, designed as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018, the maturity date of the long-term debt under the Ciner Wyoming Credit Facility. These contracts had an aggregate notional value of $72.0 million and $74.0 million at December 31, 2016 and 2015, respectively. At December 31, 2016, it was anticipated that approximately $0.4 million of losses currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.
We enter into natural gas forward contracts, designed as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2021. These contracts had an aggregate notional value of $31.0 million and $15.8 million at December 31, 2016 and 2015, respectively. At December 31, 2016, it was anticipated that $0.6 million of gains currently recorded in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months. We had no similar contracts outstanding as of December 31, 2015.
We entered into foreign exchange forward contracts to hedge certain firm commitments denominated in currencies other than the U.S. dollar. However, the Partnership has not applied hedge accounting for these contracts outstanding at December 31, 2015. These contracts were for periods consistent with the underlying currency exposure and generally have maturities of one year or less. These contracts, which were predominantly used to purchase U.S. dollars and sell Euros, had an aggregate notional value of $4.2 million at December 31, 2015. The Partnership had no similar contracts outstanding as of December 31, 2016.

The following table presents the fair value of derivative assets and liability derivatives and the respective balance sheet locations as of December 31:

	Assets				Liabilities
	2016		2015		2016		2015
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$0.4	Accrued Expenses	$0.8
Natural gas forward contracts - current	Other Current Assets	0.6		—	Accrued Expenses	—	Accrued Expenses	1.0
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	3.4	Other non-current liabilities	2.3
Total derivatives designated as hedging instruments		$0.6		$—		$3.8		$4.1
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 9 “Debt” for additional information on our debt arrangements.
18. SUBSEQUENT EVENTS
Distribution Declaration

On January 12, 2017, the members of the Board of Managers of Ciner Wyoming, approved a cash distribution to the members in the aggregate amount of $25.0 million. The distribution was paid on February 6, 2017.

On January 12, 2017, the Partnership declared its fourth quarter 2016 quarterly distribution. The quarterly cash distribution of $0.5670 per unit was paid on February 13, 2017 to unitholders of record on January 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2016 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of fiscal year December 31, 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Management Annual Report on Internal Control over Financial Reporting
The report of management required under this Item 9A is contained in Item 8. Financial Statements and Supplementary Data, Management’s Annual Report on Internal Control over Financial Reporting.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm is not yet required to formally attest to the effectiveness of our internal controls over financial reporting, and will not be required to do so for as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act of 2012. See Part I, Item 1, Business, “Emerging Growth Company Status,” for additional information.
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
The Board of Directors of Our General Partner
The board of directors of our general partner (the “Board”) oversee our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held twelve meetings during the fiscal year ended December 31, 2016.
Our common units are traded on the NYSE. The NYSE does not require a listed publicly traded partnership, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee.
At the date of this Report, the Board consists of the following members: Kirk H. Milling, Kevin L. Kremke, Ceyda Pençe, Oğuz Erkan, Michael E. Ducey, Thomas W. Jasper and Angela A. Minas. The Board has determined that each of Michael E. Ducey, Thomas W. Jasper and Angela A. Minas qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Ciner Enterprises or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations. As previously disclosed, on January 20, 2017, Mr. Kremke announced his intention to resign as Chief Financial Officer and Director of the general partner, effective as of March 15, 2017, in order to pursue other opportunities.
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

Name	Age	Position
Kirk H. Milling	50	Chairman of the Board, President and Chief Executive Officer of our General Partner
Kevin L. Kremke	44	Director, Chief Financial Officer of our General Partner
Nicole C. Daniel	48	Vice President, General Counsel and Secretary of our General Partner
Ceyda Pençe	41	Director of our General Partner
Oğuz Erkan	39	Director of our General Partner
Michael E. Ducey	68	Director of our General Partner
Thomas W. Jasper	68	Director of our General Partner
Angela A. Minas	52	Director of our General Partner
        Kirk H. Milling was appointed as a director and President and Chief Executive Officer of our general partner in April 2013, and as Chairman of the Board in October 2015. He has served in positions of increasing responsibility for Ciner since 1999. He has also been a Director for American Natural Soda Ash Corporation (ANSAC) since 2001, serving as Chairman since February 2017 and Vice Chairman of the Audit Committee since January 2016. Mr. Milling also served as Chairman of ANSAC from 2011 to 2013. Mr. Milling has a Bachelor of Science in Biochemistry from Texas A&M University and a Master of Business Administration from the University of Connecticut. We believe that Mr. Milling’s many years of senior level experience in the chemical industry provide him with a deep understanding of Ciner Wyoming’s industry, business needs and strategies, and qualify him to serve as a member of the board of directors of our general partner.

        Kevin L. Kremke was appointed as a director of our general partner in December 2014. He joined Ciner as Chief Financial Officer of Ciner Corp in June 2014. He leads the finance team for Ciner Corp and its Master Limited Partnership, Ciner Resources LP. His responsibilities include overseeing Ciner’s overall financing activities, strategic planning, investor relations, treasury, accounting, and information technology. In addition, he serves on the audit committee of the board of directors for American Natural Soda Ash Corporation (ANSAC). Mr. Kremke has nearly 20 years of senior management experience, most recently as the Vice President of Finance and Strategic Planning at Cheniere Energy, Inc. He has also held senior positions at Spark Energy, Reliant Energy and NiSource Inc. He earned a Bachelor of Science in Marketing from Ball State University and a Master of Business Administration in Finance and Strategic Management from the University of Chicago Booth School of Business. We believe that Mr. Kremke's previous experience with public master limited partnerships and the natural resource industry, as well as his financial acumen and knowledge of business matters, provide him with the necessary skills to be a member of the board of directors of our general partner. As previously disclosed, on January 20, 2017, Mr. Kremke announced his intention to resign as Chief Financial Officer and Director of the general partner, effective as of March 15, 2017, in order to pursue other opportunities.

Nicole C. Daniel was appointed Vice President, General Counsel and Secretary of our general partner in July 2013. She has been a director of ANSAC since October 2016. Prior to joining our general partner, from 2002 to 2013, Ms. Daniel was with Albemarle Corporation, a specialty chemical company, most recently serving as Vice President, Deputy General Counsel and Chief Compliance Officer. Ms. Daniel received a Bachelor of Arts degree in Government from The College of William and Mary and a Juris Doctor from Indiana University Maurer School of Law.

Ceyda Pençe was appointed as a director of our general partner and as President and Chief Executive Officer of our ultimate U.S. parent company, Ciner Enterprises Inc., in October 2015. From November 2014 until October 2015, Ms. Pençe served as the Managing Director for Business Development & Project Finance for Park Holding A.S. of the Ciner Group. Prior to joining Park Holding A.S. in November 2014, Ms. Pençe served as Senior Vice President of Project Finance at DenizBank A.S. from June 2010 until October 2014. Ms. Pençe holds a Bachelor’s degree in Finance & Accounting (with English Curriculum) from the Istanbul University, and a Master of Business Administration from Florida Atlantic University. We believe that Ms. Pençe’s financial acumen and knowledge of business matters provide her with the necessary skills to be a member of the board of directors of our general partner.

Oğuz Erkan was appointed as a director of our general partner in July 2016. Since November 2015, Mr. Erkan has served as Director of International Operations & Coordination at our ultimate U.S. parent company, Ciner Enterprises Inc. From January 2015 to November 2015, Mr. Erkan served as Director for Ciner Group in London, UK. Prior to this assignment, from June 2012 until January 2015 Mr. Erkan served as General Manager of Kasimpasa AS, a subsidiary of Ciner Group, and from 2009 to 2012 served as a Project Director for Middle East and North Africa. Mr. Erkan holds a Bachelor’s Degree in Marketing and Bachelor’s Degree in International Business from Northwest Missouri State University. We believe that Mr. Erkan’s familiarity with the global Ciner soda ash business and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.
Michael E. Ducey was appointed as a director of our general partner in September 2014. Mr. Ducey is the retired President, CEO and Director of Compass Minerals International, Inc., the second largest salt producer in North America and the largest in the U.K. Prior to joining Compass Minerals, he was a 30-year veteran of Borden Chemical, Inc., where he worked in various management, sales, marketing, planning and commercial development roles culminating in President, CEO and Director. He serves on the board of HaloSource, Inc., Fenner PLC and Apollo Global Management LLC. Mr. Ducey is a graduate of Otterbein College, where he earned a Bachelor of Arts; he earned a Master of Business Administration from the University of Dayton. We believe that Mr. Ducey’s comprehensive corporate background and experience in the mining industry, and his experience serving on various boards and committees add significant value to the board of directors of our general partner.
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
Angela A. Minas was appointed as a director of our general partner in December 2013, as chairperson of the conflicts committee in May 2014, and as chairperson of the audit committee in January 2016. Ms. Minas also currently serves on the Board of Directors and as Chair of the Audit Committee of the general partner of CONE Midstream Partners LP and as a member of the Board of Directors of the general partner of Westlake Chemical Partners LP. From March 2013 to August 2014, she was Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a Pine Brook Road Partners portfolio company. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. We believe that Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.
Committees of the Board of Directors
The Board has established an audit committee and a conflicts committee. Michael E. Ducey, Thomas W. Jasper and Angela A. Minas are the members of the audit committee and Angela A. Minas serves as chairperson. Michael E. Ducey, Thomas W. Jasper and Angela A. Minas are the members of our conflicts committee and Thomas W. Jasper serves as the chairman. The Board will determine whether to refer a matter to the conflicts committee on a case-by-case basis in accordance with our partnership agreement. We do not have a compensation committee, but rather the Board approves equity grants to and compensation of our directors, and Ciner Corp approves compensation of our officers subject to our review and approval under the Services Agreement. We do not have a nominating and corporate governance committee in view of the fact that Ciner Holdings, which owns our general partner, controls appointments to the Board.
Audit Committee
We are required to have an audit committee of at least three members who meet the independence and experience standards established by the NYSE and the Exchange Act. In accordance with the rules of the NYSE, we have appointed three independent directors. The Board has determined that each director appointed to the audit committee is “financially literate,” and Michael E. Ducey and Thomas W. Jasper, who are members of the audit committee, and Angela A. Minas, who serves as chairperson of the audit committee, each has “accounting or related financial management expertise” and constitutes an “audit committee financial expert” in accordance with SEC and NYSE rules and regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab.
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met eight times during the the fiscal year ended December 31, 2016.

Conflicts Committee
The conflicts committee will review specific matters that may involve conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, in accordance with the terms of our partnership agreement. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Ciner Holdings, may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee met zero times in 2016.
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
Executive Sessions of Independent Directors and Lead Independent Director
Effective on February 10, 2017, the Board appointed Mr. Michael E. Ducey as the Board’s Lead Independent Director. Under our Corporate Governance Guidelines, the Lead Independent Director is responsible for:

•	presiding at executive sessions of the independent directors of the Board;

•	working with the committee chairs to set agendas and lead the discussion of regular meetings of of directors outside the presence of management;

•	providing feedback regarding these meetings to the Chairman of the Board; and

•	otherwise serves as a liaison between the independent directors and the Chairman of the Board.
The Board holds regular executive sessions in which the independent directors of the Board meet without any members of management present. The purpose of these executive sessions is to promote open and candid discussion among the independent directors. Pursuant to our Corporate Governance Guidelines, we have our Lead Independent Director preside over these executive sessions.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on a review of our records, we believe all reports required to be filed during the 2016 fiscal year pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except for a Form 4 filed on November 16, 2016 for Mr. Thomas Jasper.
Code of Conduct
We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees. We intend to disclose any amendments to or waivers of the code of conduct on behalf of our Chief Executive Officer, Chief Financial Officer and persons performing similar functions on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. Additionally, the Board has adopted corporate governance guidelines for the directors and the Board. The code of conduct and the corporate governance guidelines may be found on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab.
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
The executive officers of our general partner are employees of Ciner Corp. It is Ciner Corp that determines and approves the compensation of the employees that perform services on our behalf, including our general partner’s executive officers, other than awards that may be granted under the Plan. We reimburse Ciner Corp for such services and compensation, and our reimbursement is governed by the Services Agreement, under which we have agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and to reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Ciner Corp is determined based on the estimated time the employees are expected to spend on our business.

For 2016, our general partners’ named executive officers (“NEOs”) were:

•	Kirk Milling, Chairman of the Board, President and Chief Executive Officer

•	Kevin Kremke, Director and Chief Financial Officer

•	Nicole Daniel, Vice President, General Counsel and Secretary
All of the NEOs are employed by Ciner Corp, and neither we nor our general partner have entered into any employment agreements with these officers.

Summary Compensation Table

The following table summarizes the compensation paid to the NEOs for the fiscal years ended December 31, 2016 and 2015, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Kirk H. Milling, Chairman of the Board, President and Chief Executive Officer	2016	417,620	—	612,096	36,537	24,251	1,090,504
	2015	209,714	—	219,060	580,001	424,967	1,433,742
Kevin Kremke, Director and Chief Financial Officer (4)	2016	294,615	—	263,377	30,161	13,087	601,240
	2015	184,204	14,023	61,376	70,884	224,240	554,727
Nicole Daniel, Vice President, General Counsel and Secretary	2016	292,644	—	260,101	21,014	16,368	590,127
	2015	119,541	—	60,622	242,172	150,900	573,235

(1)
The amounts shown in the “Unit Awards” column reflect the full aggregate grant date fair value of the performance-based unit awards and the restricted unit awards granted to the NEOs during 2016, as determined in accordance with ASC Topic 718, and as determined without regard to potential forfeitures (the amounts shown do not reflect the actual value that may be recognized by each NEO). For the restricted unit awards, the fair value per unit is equal to the closing sale price of our common units on the NYSE on the dates of the applicable grants ($21.27 on February 19, 2016 and $29.60 on April 29, 2016). The performance-based unit awards contain a relative total shareholder return vesting condition, which are considered market-based awards under applicable accounting guidance. The grant date fair value for the performance-based unit awards was based on a per share price of $43.93, which was determined based on the probability of achieving the performance target utilizing a Monte Carlo simulation model, and the amounts in the table above reflect the value of the performance-based unit awards at the target (or 100%) level. The table below provides the potential value of the performance-based unit awards at the threshold, target and maximum levels:

	Performance-Based Unit Awards Granted August 31, 2016
Name	Value at Threshold Level (50%)	Value at Target Level (100%)	Value at Maximum Level (200%)
Kirk H. Milling	82,500	165,001	330,002
Kevin Kremke	22,426	44,852	89,705
Nicole Daniel	22,184	44,369	88,738
For a discussion of the valuation assumptions applicable to the Unit Awards, please see Note 12 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016.

(2)
The amounts shown in this column for 2016 reflect awards that were provided under the compensation program of Ciner Corp. that were allocated to us, and reimbursable by us, under the Services Agreement.

(3) The amounts shown in this column for 2015 include amounts that were reimbursable by us under the Omnibus Agreement for accelerated awards, due to change in control, that were provided under OCI Enterprises’ compensation program (including $414,302 for Mr. Milling, $214,138 for Mr. Kremke and $139,908 for Ms. Daniel).

(4)	On January 25, 2017, the Partnership announced that Mr. Kremke would be resigning as Chief Financial Officer and Director of the general partner, effective as of March 15, 2017.

Narrative Disclosure to the Summary Compensation Table

The summary compensation table summarizes total compensation for services rendered by the NEOs during the period from January 1, 2016 through December 31, 2016. Other than for awards granted under the Ciner Resource Partners LLC 2013

Long-Term Incentive Plan (the “Plan”), our Board has the ability under the Services Agreement to initially review and approve the estimated annual management fee (including the compensation of the NEOs) to be allocated to us for such services. Other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with our Services Agreement with Ciner Corp. We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us.

Overview

Ciner Corp determines and approves the compensation of the employees that perform services on our behalf, including our NEOs, other than awards that may be granted under the Plan. Ciner Corp seeks to use its compensation program to attract and retain the best possible executive talent, to tie annual and long-term cash and equity incentive awards to achievement of measurable corporate and individual performance goals and objectives, and to align executives' incentives with unitholder value creation. We have agreed to reimburse Ciner Corp for such services and compensation by paying Ciner Corp an annual management fee and reimbursing Ciner Corp for certain third-party costs incurred in connection with providing such services, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The NEOs have been eligible to participate under the same plans that Ciner Corp offers to its other employees with respect to medical, dental, vision, disability and life insurance plans, a profit sharing plan and a defined contribution plan that is tax-qualified under Section 401(k) of the Internal Revenue Code. Neither we nor our general partner has entered into employment agreements or severance agreements with the NEOs.

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

As of December 31, 2016, and subject to adjustments as provided in the Plan, there were a total of 820,907 common units available for issuance under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.

We intend to grant time restricted unit awards and TR performance unit awards, in 2017, as part of our annual compensation cycle.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table summarizes the outstanding equity awards held by the NEOs for the fiscal year ended December 31, 2016.

	Grant Date	Number of Units That have not Vested (#)	Market Value of Units That have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That have not Vested (2)(#)	Equity Incentive Plan Awards: Market Value of Unearned Units That have not Vested (3)($)
Mr. Milling	2/19/2016	15,793(4)	457,997
	4/29/2016	3,756(5)	108,837
	8/31/2016	—	—	3,756	108,924
Mr. Kremke	2/19/2016	8,853(4)	256,737
	4/29/2016	1,021(5)	29,609
	8/31/2016	—	—	1,021	29,609
Ms. Daniel	2/19/2016	8,737(4)	253,373
	4/29/2016	1,010(5)	29,290
	8/31/2016	—	—	1,010	29,290

(1)	The market value is based on the closing price of our common units on the New York Stock Exchange on December 31, 2016, which was $29.00.

(2)
These performance-based units were awarded under the Plan to the NEOs on August 31, 2016, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three year period and continued employment of the NEO through December 31, 2018. Vesting fully accelerates upon a change in control of the Partnership or the General Partner, or the death or disability of the NEO. The peer group consists of 26 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage.

(3)
Calculated by multiplying the number of performance-based units reported in the preceding column by the closing price of our common units on the New York Stock Exchange on December 31, 2016, which was $29.00.

(4)
Represents restricted common units that were awarded pursuant to the Plan on February 19, 2016 that have not yet vested. One third of such restricted common units vest on March 15, 2017, and the remaining two thirds of the restricted common units vest on March 15, 2018, subject to accelerated vesting in certain circumstances.

(5)
Represents restricted common units that were awarded pursuant to the Plan on April 29, 2016 that have not yet vested. The restricted common units vest in substantially equal increments on January 1, 2017, January 1, 2018 and January 1, 2019, subject to accelerated vesting in certain circumstances.

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

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2016.

Name	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
(1)(4)	($)(2)	($)(3)	($)	($)
Michael E. Ducey	62,500	63,422	—	125,922
Thomas W. Jasper	62,500	63,422	—	125,922
Angela A. Minas	70,000	63,422	—	133,422

(1)    Effective July 22, 2016, Mr. Oğuz Erkan was appointed as a director to our general partner. Mr. Erkan was excluded from the above table because he receives no compensation as a director of our partnership, though he does receive compensation as an employee of Ciner Enterprises Inc., serving as its Director of International Operations & Coordination.

(2)    The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.

(3)    The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718 (without regard to potential forfeitures), for awards of common units as follows: Michael E. Ducey (with 2,417 common units); Thomas W. Jasper (with 2,417 common units); and Angela A. Minas (with 2,417 common units).

(4)    Mr. William P. O’Neill, Jr. resigned as a director of our general partner, effective January 6, 2016. Mr. O’Neill, Jr. was not awarded any director compensation during the 2016 fiscal year.

Effective for the 2017 fiscal year, the Board approved an increase in annual compensation to non-employee directors as follows:

•	An annual cash retainer of $75,000

•	An annual grant of common units in the amount of $75,000; and

•	An annual audit committee chair fee of $15,000, an annual conflicts committee chair fee of $10,000, and an annual lead independent director fee of $10,000.

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
The following table sets forth certain information regarding the beneficial ownership of our common as of March 3, 2017 owned by:

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
Percentage of total units beneficially owned is based on 19,652,696 common units and 399,000 general partner units outstanding. The list of beneficial owners in presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	General Partner’ Units Beneficially Owned	Percentage of General Partner Units Beneficially Owned
Ciner Wyoming Holding Co.(2)	14,551,000	74%	—	—
Ciner Resource Partners LLC (2)	—	—	399,000	100.0%
Kirk H. Milling	41,596	*	—	—
Kevin Kremke	29,392	*	—	—
Nicole C. Daniel	19,771	*	—	—
Ceyda Pençe	—	*	—	—
Oğuz Erkan	—	*	—	—
Michael E. Ducey	5,988	*	—	—
Thomas W. Jasper	2,917	*	—	—
Angela A. Minas	18,145	*	—	—
All directors and executive officers as a group (8 people)	117,809	*	—	—

* Beneficial ownership represents less than 1% of the Partnership’s outstanding common units.

(1)	Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.

(2)
Ciner Holdings, the sole member of our general partner, owns 14,551,000 common units representing limited partner interests and 100% of the membership interests of our general partner, and our general partner (Ciner Resource Partners LLC) owns 399,000 general partner units representing general partner interests in us. Turgay Ciner owns all of the ownership interests of Akkan Enerji ve Madencilik Anonim Sirketi, which owns all of the ownership interests in Ciner Enterprises, which owns all of the ownership interests of Ciner Corp, which owns all of the ownership interests of Ciner Holdings, the sole member of our general partner. Each of Turgay Ciner, Akkan Enerji ve Madencilik Anonim Sirketi, Ciner Enterprises and Ciner Corp may, therefore, be deemed to beneficially own the units held by Ciner Holdings and the general partner. The business address of the general partner, Ciner Holdings, Ciner Corp and Ciner Enterprises is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328. The business address of Akkan is ªehitmuhtar Cad., 38/1 Taksim, Beyoglu Istanbul, Turkey. The business address of Mr. Ciner is Paşalimanı Caddesi, No:73, 34670 Paşalimanı, Üsküdar, Istanbul, Turkey. The amounts disclosed in this column also include restricted units awarded to our executive officers that are unvested.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2016:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	820,907

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 3, 2017, Ciner Holdings owns 14,551,000 common units representing a 72.6% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2.0% general partner interest in us and all of our incentive distribution rights.
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
Operational Stage

Distributions to our general partner and its affiliates
We will generally make cash distributions 98.0% to our unitholders, pro rata, including our general partner and its affiliates as the holders of an aggregate of 14,551,000 common units, and approximately 2.0% to our general partner. In addition, if distributions exceed the minimum quarterly distribution and other higher target distribution levels, our general partner will be entitled to increasing percentages of the distributions, up to 48.0% of the distributions we make above the highest target distribution level.

Payments to our general partner and its affiliates
Ciner Corp will receive a management fee in connection with our general partner’s management of us (as described in the section “Reimbursement of General and Administrative Expenses” below), and, prior to making any distribution on our common units, we will reimburse Ciner Enterprises and certain of its affiliates, including Ciner Holdings, Ciner Corp and Ciner Enterprises, for all expenses they incur and payments they make on our behalf pursuant to the Services Agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and such affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by such affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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
Reimbursement of General and Administrative Expense
Under the Services Agreement, we pay Ciner Corp for services provided to us, and we also reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. We also reimburse Ciner Corp for our allocable portion of the premiums on any insurance policies covering our assets and for any additional state income, franchise or similar tax paid by Ciner Enterprises resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with Ciner Corp as required by applicable law.
Transactions with Affiliates
Ciner Corp and Ciner Wyoming are party to a sales agency agreement dated June 17, 2015. Under the sales agency agreement, Ciner Corp contracts with customers, including ANSAC and Ciner Group, for the sale of the soda ash that Ciner Wyoming produces, and Ciner Wyoming delivers soda ash directly to the customers. Though Ciner Corp is the contractual party with customers, any risk of loss related to soda ash is passed directly to Ciner Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. Ciner Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with Ciner Wyoming. Ciner Wyoming also bears any risk of loss from liability claims related to soda ash. Ciner Corp receives sales proceeds directly from customers on behalf of Ciner Wyoming, and Ciner Corp then transfers the total proceeds of the sales directly to Ciner Wyoming, less Ciner Corp’s actual costs of sales and marketing. Ciner Corp’s costs are allocated to Ciner Wyoming by OCI Enterprises (prior to the Transaction) and Ciner Corp (subsequent to the Transaction) based on the amount of time spent by Ciner Corp providing such services. For the years ended December 31, 2016, 2015 and 2014, these charges amounted to approximately $14.9 million, $5.8 million and $3.4 million, respectively. Ciner Corp also contracts with various land and sea carriers for freight transportation on behalf of Ciner Wyoming. All such actual freight costs are charged directly to Ciner Wyoming
Substantially all of Ciner Wyoming’s selling and marketing expenses and general and administrative expenses are expenses charged to Ciner Wyoming by Ciner Corp for actual expenses incurred by it on behalf of Ciner Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.

Ciner Corp, on behalf of Ciner Wyoming, also makes sales of soda ash to OCI Alabama, LLC, or OCI Alabama, a former affiliate of Ciner Corp, that manufactures sodium percarbonate. These sales of soda ash to OCI Alabama were approved by the partnership committee of Ciner Wyoming (formerly OCI Wyoming LLC) in 2002, and were not made pursuant to any written sales agreement, prior to the Transaction. For the years ended December 31, 2015 and 2014, sales to OCI Alabama were approximately $1.2 million (including $1.2 million of soda ash sold post the Transaction) and $4.3 million, respectively. As a result of the closing of the Transaction, Ciner Enterprises indirectly owns and controls the Partnership, therefore, OCI Enterprises and its subsidiaries, including OCI Alabama LLC, are no longer related parties of the Partnership as of the closing of the Transaction. See Item 8, Financial Statements and Supplementary Data, Note 15 , “Agreements and Transactions with Affiliates,” for more information.

Ciner Corp, on behalf of Ciner Wyoming, also makes sales of soda ash to Ciner Ic ve Dis Ticaret Anonim Sirketi, or CIDT, an affiliate of Ciner Group that sells soda ash to markets not served by ANSAC. These sales of soda ash to CIDT were approved, in 2016, by the Board of Ciner Wyoming (formerly OCI Wyoming LLC) and by the Audit Committee pursuant to the Related Persons Transaction Policy of the general partner. For the year ended December 31, 2016, sales to CIDT were approximately $9 million. See Item 8, Financial Statements and Supplementary Data, Note 15 , “Agreements and Transactions with Affiliates,” for more information.

Ciner Corp is a member company of ANSAC, and had an approximate 41.1%, 41.9% and 37.8% participation interest at December 31, 2016, 2015 and 2014, respectively. Kirk Milling, the chief executive officer of Ciner Corp and chairman of the board and chief executive officer of our general partner, has served as a director of ANSAC since 2001, and Nicole Daniel, the vice president, general counsel and secretary of Ciner Corp and our general partner, has served as a director of ANSAC since October 2016. We made approximately 55.2%, 53.7% and 49.6% of our total net sales for the years ended December 31, 2016, 2015 and 2014, respectively, through Ciner Corp’s membership in ANSAC. In addition, ANSAC provides logistics and support services for all of our export sales.

The personnel who operate our assets are employees of Ciner Corp and its affiliates. Ciner Corp directly charges us for the payroll and benefit costs associated with employees and carried the obligations for other employee-related benefits in its financial statements. We are allocated a portion of Ciner Corp’s defined benefit pension plan liability and postretirement benefit liability for the employees providing services to us based on an actuarial assessment of that liability. See Item 8, Financial Statements and Supplementary Data, Note 11, “Employee Compensation,” for more information. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
Procedures for Review, Approval and Ratification of Transactions with Related Persons
As disclosed under “Item 10. Directors, Executive Officers and Corporate Governance,” our audit committee has been given the sole authority, under the audit committee charter, to review and evaluate any related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K, and our conflicts committee is responsible, under the conflicts committee charter, with reviewing specific matters that may involve conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, in accordance with the terms of our partnership agreement. Any matters approved by our conflicts committee in good faith will be deemed to be approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.
Director Independence
See “Item 10. Directors, Executive Officers and Corporate Governance” for information regarding the directors of our general partner and independence requirements applicable for the Board of Directors of our general partner and its committees.
ITEM 14. Principal Accounting Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of Ciner Resources LP for the year ended December 31, 2016. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.
Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the year ended December 31, 2016.

	Year ended December 31,	Year ended December 31,
	2016	2015
Audit fees (1)	$743,084	$707,163
Audit-related fees (2)	—	—
Tax fees (3)	515,089	217,799
All other fees (4)	—	—
Total	$1,258,173	$924,962

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
(3) Tax fees represent fees for professional services rendered in connection with tax compliance. For 2016, $288,497 of the above tax fees were related to K-1 services. In prior years, K-1 services were provided by another accounting firm.
(4) All other fees represent fees for services not classifiable under the other categories listed in the table above.
Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2016, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

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

Item 16. Form 10-K Summary
None.

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
Date: March 6, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Kirk H. Milling	President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, our General Partner (Principal Executive Officer)	March 6, 2017
Kirk H. Milling

/s/ Kevin L. Kremke	Chief Financial Officer and Director of Ciner Resource Partners LLC, our General Partner (Principal Financial Officer and Principal Accounting Officer)	March 6, 2017
Kevin L. Kremke

/s/ Ceyda Pençe	(Director of Ciner Resource Partners LLC, our General Partner)	March 6, 2017
Ceyda Pençe

/s/ Oğuz Erkan	(Director of Ciner Resource Partners LLC, our General Partner)	March 6, 2017
Oğuz Erkan

/s/ Michael E. Ducey	(Director of Ciner Resource Partners LLC, our General Partner)	March 6, 2017
Michael E. Ducey

/s/ Thomas W. Jasper	(Director of Ciner Resource Partners LLC, our General Partner)	March 6, 2017
Thomas W. Jasper

/s/ Angela A. Minas	(Director of Ciner Resource Partners LLC, our General Partner)	March 6, 2017
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
10.1
Contribution, Assignment and Assumption Agreement dated effective as of July 18, 2013 by and between Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources LP (formerly known as OCI Resources LP) (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.2
Credit Agreement dated as of July 18, 2013 among Ciner Resources LP (formerly known as OCI Resources LP), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.3
First Amendment to Credit Agreement, dated as of October 30, 2014, among Ciner Resources LP (formerly known as OCI Resources LP), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.4
Second Amendment to Credit Agreement, First Amendment to Notes, First Amendment to Security Agreement and First Amendment to Fee Letter, dated as of May 25, 2016, among Ciner Resources LP (formerly known as OCI Resources LP), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016).

10.5
Credit Agreement dated as of July 18, 2013 among Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on July 22, 2013)

10.6
First Amendment to Credit Agreement, dated as of October 30, 2014, among Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.7
Second Amendment to Credit Agreement, First Amendment to Notes and First Amendment to Fee Letter, dated as of May 25, 2016, among Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 25, 2016).

10.8
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

10.12
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

10.24*	Amendment No. 1 to Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of November 5, 2015
10.25
Services Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.26
OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.27
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

21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 6, 2017
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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