Form 10-Q
period 2017-03-31
Ciner Resources LP
filed 2017-05-09
CIK 1575051

Table of Content

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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
Registrant’s telephone number, including area code: (770) 375-2300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,728,737 common units and 399,000 general partner units outstanding at May 4, 2017, the most recent practicable date.

Table of Content

CINER RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All our soda ash processed is currently sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”) and Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”), both of which are affiliates for export sales.
We include cross references to captions elsewhere in this Report, where you can find related additional information. The following table of contents tells you where to find these captions.

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$11.4	$19.7
Accounts receivable—affiliates	78.8	61.6
Accounts receivable, net	33.5	33.4
Inventory	19.2	19.0
Other current assets	1.6	2.3
Total current assets	144.5	136.0
Property, plant and equipment, net	253.9	256.1
Other non-current assets	20.8	21.0
Total assets	$419.2	$413.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.6	$8.6
Accounts payable	16.0	15.0
Due to affiliates	4.2	4.2
Accrued expenses	24.1	27.7
Total current liabilities	52.9	55.5
Long-term debt	99.9	89.4
Other non-current liabilities	10.7	9.0
Total liabilities	163.5	153.9
Commitments and Contingencies
Equity:
Common unitholders - Public and Ciner Holdings (19.6 units issued and outstanding at March 31, 2017 and 19.7 units issued and outstanding at December 31, 2016)	150.5	151.0
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	3.9	3.9
Accumulated other comprehensive loss	(2.8)	(1.6)
Partners’ capital attributable to Ciner Resources LP	151.6	153.3
Non-controlling interest	104.1	105.9
Total equity	255.7	259.2
Total liabilities and partners’ equity	$419.2	$413.1
See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2017	2016
Net Sales:
Sales—affiliates	$77.5	$63.4
Sales—others	49.1	51.0
Net sales	126.6	114.4
Operating costs and expenses:
Cost of products sold	91.4	80.2
Depreciation, depletion and amortization expense	6.7	6.2
Selling, general and administrative expenses—affiliates	4.0	4.6
Selling, general and administrative expenses—others	1.1	1.2
Total operating costs and expenses	103.2	92.2
Operating income	23.4	22.2
Other expenses:
Interest expense, net	(0.9)	(0.9)
Other, net	(0.1)	(0.2)
Total other expense, net	(1.0)	(1.1)
Net income	22.4	21.1
Net income attributable to non-controlling interest	11.5	11.0
Net income attributable to Ciner Resources LP	$10.9	$10.1
Other comprehensive loss:
Loss on derivative financial instruments	$(2.3)	$(1.1)
Comprehensive income	20.1	20.0
Comprehensive income attributable to non-controlling interest	10.4	10.5
Comprehensive income attributable to Ciner Resources LP	$9.7	$9.5

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.54	$0.51
Subordinated - Ciner Holdings (basic and diluted)	$—	$0.51
Net income per limited partner units (basic and diluted)	$0.54	$0.51

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	9.8
Weighted average subordinated units outstanding (basic and diluted)	—	9.8
Weighted average limited partner units outstanding (basic and diluted)	19.7	19.6
Cash distribution declared per unit	$0.567	$0.564

  See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2017	2016

Cash flows from operating activities:
Net income	$22.4	$21.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	6.8	6.3
Other non-cash items	0.1	0.2
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable—affiliates	(17.2)	8.4
Accounts receivable, net	(0.1)	(0.4)
Inventory	(0.3)	(2.1)
Other current and other non-current assets	0.3	1.0
Increase/(decrease) in:
Accounts payable	1.8	(0.3)
Due to affiliates	—	(1.6)
Accrued expenses and other liabilities	(3.0)	4.2
Net cash provided by operating activities	10.8	36.8
Cash flows from investing activities:
Capital expenditures	(6.0)	(4.4)
Net cash used in investing activities	(6.0)	(4.4)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	20.0	—
Repayments on Ciner Wyoming credit facility	(9.5)	(6.5)
Distributions to common unitholders	(11.2)	(5.5)
Distributions to general partner	(0.2)	(0.2)
Distributions to subordinated unitholders	—	(5.4)
Distributions to non-controlling interest	(12.2)	(12.3)
Net cash used in financing activities	(13.1)	(29.9)
Net increase/(decrease) in cash and cash equivalents	(8.3)	2.5
Cash and cash equivalents at beginning of period	19.7	20.4
Cash and cash equivalents at end of period	$11.4	$22.9
 See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2015	$110.8	$43.3	$4.0	$(2.1)	$156.0	$107.2	$263.2
Net income	5.0	4.9	0.2	—	10.1	11.0	21.1
Other comprehensive loss	—	—	—	(0.6)	(0.6)	(0.5)	(1.1)
Distributions	(5.5)	(5.4)	(0.2)	—	(11.1)	(12.3)	(23.4)
Balance at March 31, 2016	$110.3	$42.8	$4.0	$(2.7)	$154.4	$105.4	$259.8

Balance at December 31, 2016	$151.0	$—	$3.9	$(1.6)	$153.3	$105.9	$259.2
Net income	10.7	—	0.2	—	10.9	11.5	22.4
Other comprehensive loss	—	—	—	(1.2)	(1.2)	(1.1)	(2.3)
Distributions	(11.2)	—	(0.2)	—	(11.4)	(12.2)	(23.6)
Balance at March 31, 2017	$150.5	$—	$3.9	$(2.8)	$151.6	$104.1	$255.7

The sums of some of the rows and columns may not sum due to rounding.
 See accompanying notes.

Table of Content

CINER RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of Ciner Resources LP (the “Partnership,” “CINR,” “Ciner Resources,” “we,” “us,” or “our”), a publicly traded Delaware limited partnership, and its consolidated subsidiary, Ciner Wyoming LLC (“Ciner Wyoming”), which is in the business of mining trona ore to produce soda ash. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership was formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings”), a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All our soda ash processed is currently sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”) and Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”), both of which are affiliates for export sales. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). There has been no material change in the significant accounting policies followed by us during the three month period ended March 31, 2017 from those disclosed in the 2016 Annual Report.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Partnership has completed its initial evaluation of the provisions of this ASU and does not expect our adoption of ASU 2014-09 to materially change the amount or timing of revenues recognized by us, nor expect it to     materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. The FASB issued various amendments to ASU 2014-09, one of which includes allowing entities to elect to account for shipping and handling activities performed after the control of a good has been transferred to the customer as a fulfillment cost versus an obligation of a promised service. The Partnership expects to

Table of Content

make this an accounting policy election upon adoption. We currently include freight costs billed to customers for shipments administered by us in gross sales. The Partnership will adopt this ASU effective January 1, 2018, and tentatively expect to apply the modified retrospective (cumulative effect) method of adoption as permitted by the ASU. During 2017, we will develop our revenue disclosures and enhance our accounting systems, if applicable.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). The standard amends certain aspects of recognition, measurement, presentation, and disclosure of financial assets and liabilities. ASU 2016-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Partnership is currently evaluating the potential impact the adoption of ASU No. 2016-01 will have on our unaudited condensed consolidated financial statements, as well as available transition methods.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The update amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining largely unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. The update is effective for interim and annual periods beginning after December 15, 2018 and must be adopted using a modified retrospective transition. The ASU No. 2016-02 provides for certain practical expedients and early adoption is permitted. The Partnership is evaluating the potential impact the adoption of ASU No. 2016-02 will have on its unaudited condensed consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation- Improvements to Employee Share-Based Payment Accounting (Topic 718), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, forfeiture calculations, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period. The Partnership has adopted the guidance and there was no significant impact on the Partnership’s unaudited condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and for interim periods therein. Early application will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Partnership is evaluating the effect the standard will have on its unaudited condensed consolidated financial statements.
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners (including subordinated unitholders which were all converted on November 14, 2016) is computed by dividing limited partners’ interest in net income attributable to Ciner Resources, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units(which were all converted into common units on November 14, 2016). Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common and subordinated units (which were all converted into common units on November 14, 2016), we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for both the three months ended March 31, 2017 and 2016.

Table of Content

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2017	2016
Numerator:
Net income attributable to Ciner Resources LP	$10.9	$10.1
Less: General partner’s interest in net income	0.2	0.2
Total limited partners’ interest in net income	$10.7	$9.9

Denominator:
Weighted average limited parter units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	19.7	9.8
Subordinated - Ciner Holdings (basic and diluted)	—	9.8
Weighted average limited partner units outstanding	19.7	19.6

Net income per limited partner units:
Common - Public and Ciner Holdings (basic and diluted)	$0.54	$0.51
Subordinated - Ciner Holdings (basic and diluted)	$—	$0.51
Net income per limited partner units (basic and diluted)	$0.54	$0.51
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2017	2016
Net income attributable to common unitholders:
Distributions(1)	$11.1	$5.6
Distributions in excess of net income	(0.4)	(0.6)
Common unitholders’ interest in net income	$10.7	$5.0

Net income attributable to subordinated unitholders:
Distributions(1)	$—	$5.5
Distributions in excess of net income	—	(0.6)
Subordinated unitholders’ interest in net income	$—	$4.9

(1) Distributions declared per unit for the period	$0.567	$0.564
Quarterly Distribution
On April 21, 2017, the Partnership declared its first quarter 2017 quarterly cash distribution of $0.5670 per unit. The quarterly cash distribution is payable on May 8, 2017 to unitholders of record on May 1, 2017.
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
Conversion of Subordination Units
Upon payment of the quarterly distribution for the third quarter of 2016, the conditions for conversion of the Partnership’s subordinated units were satisfied. Accordingly, effective on November 14, 2016, the Partnership’s 9,775,500 subordinated units converted into common units on a one-for-one basis.

Table of Content

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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2017	December 31, 2016
Raw materials	$9.5	$7.7
Finished goods	4.2	5.8
Stores inventory	5.5	5.5
Total	$19.2	$19.0

Table of Content

4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	March 31, 2017	December 31, 2016
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 1.06% at March 31, 2017 and 0.87% December 31, 2016	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing an interest rate of 1.06% at March 31, 2017 and 0.87% December 31, 2016	8.6	8.6
Ciner Wyoming credit facility, unsecured principal expiring on July 18, 2018, variable interest rate was a weighted average of 2.60% at March 31, 2017 and 2.36% at December 31, 2016	88.5	78.0
Total debt	108.5	98.0
Current portion of long-term debt	8.6	8.6
Total long-term debt	$99.9	$89.4

Aggregate maturities required on long-term debt at March 31, 2017 are due in future years as follows:

(In millions)	Amount
2017	$8.6
2018	99.9
Total	$108.5

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2017	December 31, 2016
Reclamation reserve	$5.6	$5.5
Derivative instruments and hedges, fair value liabilities	5.1	3.4
Other	—	0.1
Total	$10.7	$9.0
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2017	December 31, 2016
Beginning reclamation reserve balance	$5.5	$4.5
Accretion expense	0.1	0.2
Reclamation adjustments (1)	—	0.8
Ending reclamation reserve balance	$5.6	$5.5

(1) The reclamation adjustments for the period ended December 31, 2016 includes an asset retirement obligation layer of approximately $1.0 million as a result of the increase in the self-bond estimate. See Note 9 “Commitments and Contingencies” for additional information on our reclamation reserve.
6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs were $0.4 million and

Table of Content

$0.6 million for the three months ended March 31, 2017 and 2016, respectively. The $0.2 million decrease in pension costs during the three months ended March 31, 2017 was driven by improved discount rates.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended March 31, 2017 and 2016 were $2.1 million and $0.4 million, respectively. The increase during the three months ended March 31, 2017 was primarily due to the incremental contributions that were not made in the prior year’s comparative period due the the acquisition of the Partnership’s parent company and the accelerated payouts in 2015. See our 2016 Annual Report for further discussion on the acquisition of the Partnership’s parent company.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $20.8 million and $20.6 million at March 31, 2017 and December 31, 2016, respectively. The Partnership’s allocated portion of postretirement benefit costs were $0.6 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively.
7. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our 2016 Annual Report.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). As of March 31, 2017, subject to further adjustment as provided in the Plan, a total of 0.8 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. In January 2017, the Company adopted ASU No. 2016-09 which permits us to recognize forfeitures as incurred. Consequently, no estimated forfeiture rate was applied to the awards during the three months ended March 31, 2017.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2017 and 2016.
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
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	39,170	$22.50	—	$—
Granted	—	—	33,383	21.27
Vested	(13,055)	22.50	—	—
Forfeited	(6,583)	22.13	—	—
Unvested at the end of the period	19,532	$22.62	33,383	$21.27

Table of Content

(1) Determined by dividing the aggregate grant date fair value of awards by the number of units.
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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit(1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	5,787	$43.93	—	$—
Forfeited	(1,021)	43.93	—	—
Unvested at the end of the period	4,766	$43.93	—	$—

(1)Determined by dividing the aggregate grant date fair value of awards by the number of units.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.3	1.35	$0.7	1.96
Performance-based units	0.2	1.84	—	N/A
Total	$0.5		$0.7
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016, and changes within the period, consisted of the following:

(In millions)	Gains and Losses on Cash Flow Hedges
Balance at December 31, 2016	$(1.6)
Other comprehensive loss before reclassification	(1.4)
Amounts reclassified from accumulated other comprehensive loss	0.2
Net current period other comprehensive loss	(1.2)
Balance at March 31, 2017	$(2.8)

Table of Content

Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2017	2016
Unrealized loss on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.2	$(0.5)
Mark to market adjustment on natural gas forward contracts	(2.5)	(0.4)
Mark to market adjustment on foreign exchange forward contracts	—	(0.2)
Loss on derivative financial instruments	$(2.3)	$(1.1)
Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2017	2016
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.1	Interest expense
Natural gas forward contracts	0.1	0.2	Cost of products sold
Total reclassifications for the period	$0.2	$0.3
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $38.2 million as of both March 31, 2017 and December 31, 2016, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Ciner Wyoming’s revenue bonds require it to maintain stand-by letters of credit totaling $20.3 million as of March 31, 2017.

Table of Content

10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT, an affiliate of Ciner Group, that sells soda ash to markets not served by ANSAC. The terms of our sales agreement with CIDT are similar to our agreements with other international customers. The receivables associated with these sales are recorded in the accounts receivable—affiliates line item on the unaudited consolidated balance sheets. CIDT is ultimately owned and controlled by the Ciner Group. Transactions with our affiliates do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand-alone basis.
The total costs charged to the Partnership by affiliates for each period presented were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Ciner Corp	$3.7	$3.9
ANSAC (1)	0.3	0.7
Total selling, general and administrative expenses - Affiliates	$4.0	$4.6

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the three months ended March 31, 2017 and 2016, these costs were $8.6 million and $0.4 million, respectively. The increase in logistics services charged by ANSAC was largely due to an increase in international sales during the three months ended March 31, 2017 compared the three months ended March 31, 2016.
Net sales to affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
ANSAC	$41.2	$63.4
CIDT	36.3	—
Total	$77.5	$63.4
The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$31.0	$46.5	$—	$—
CIDT	43.0	9.0	—	—
Ciner Corp	4.8	3.9	1.5	1.7
Ciner Resources Europe NV	—	2.2	0.9	—
Other	—	—	1.8	2.5
Total	$78.8	$61.6	$4.2	$4.2

Table of Content

11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2017	2016
Domestic	$49.1	$47.9
International
ANSAC	41.2	63.4
CIDT	36.3	—
Other	—	3.1
Total international	77.5	66.5
Total net sales	$126.6	$114.4
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
We have entered into interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018, the maturity date of the long-term debt under the Ciner Wyoming credit facility. These contracts had an aggregate notional value of $71.5 million and $72.0 million at March 31, 2017 and December 31, 2016, respectively.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2021. These contracts had an aggregate notional value of $25.4 million and $31.0 million at March 31, 2017 and December 31, 2016, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016:

Table of Content

	Assets				Liabilities
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$0.3	Accrued Expenses	$0.4
Natural gas forward contracts - current		—	Other current assets	0.6	Accrued Expenses	0.2	Accrued Expenses	—
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	5.1	Other non-current liabilities	3.4
Total derivatives designated as hedging instruments		$—		$0.6		$5.6		$3.8
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
On April 21, 2017, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $25.0 million. This distribution is payable on May 8, 2017.
On April 21, 2017 the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2017 of $0.5670 per unit will be paid on May 15, 2017 to unitholders of record on May 1, 2017.
In April 2017, Ciner Corp amended its postretirement benefit plan to increase eligibility requirements at which participants may begin receiving benefits, implemented a subsidy rather than a premium for the benefit plan, and eliminated plan eligibility for individuals hired after December 31, 2016.

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

•
changes in our relationships with our customers or the loss of or adverse developments at major customers, including the American Natural Soda Ash Corporation, or ANSAC, and Ciner Ic v Dis Ticaret Anonim, Sirketi, or CIDT;

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

Table of Content

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
References
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All our soda ash processed is currently sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”) and Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”), both of which are affiliates for export sales.
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

Table of Content

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
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.51: 1.0 for both the three months ended March 31, 2017 and 2016.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Delivered costs to most domestic customers and ANSAC primarily consists of rail freight services. Some domestic customers may elect to arrange their own freight and logistic services. Delivered costs to non-ANSAC international customers primarily consists of both rail freight services to the port of embarkation and the additional ocean freight to the port of disembarkation.
Union Pacific is our largest provider of domestic rail freight services and accounted for 67.8% and 83.2% of our total freight costs during the three months ended March 31, 2017 and 2016, respectively. The decline in the percentage of freight that is related to Union Pacific is due to the increase in international freight services. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so.
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

Table of Content

In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”) to sell soda ash to markets not served by ANSAC. Sales to CIDT include the cost of rail freight to the port of embarkation and the additional ocean freight to the port of disembarkation.
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various plans.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00 per MMBtu. The average monthly Henry Hub natural gas settlement prices as of March 31, 2017 and 2016 were $2.99 and $1.73 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
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
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. On October 23, 2015, the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
First Quarter 2017 Financial Highlights:

•	Net sales of $126.6 million increased 10.7% over the prior-year first quarter.

•	Net income of $22.4 million increased 6.2% over the prior-year first quarter;

•	Adjusted EBITDA of $30.4 million increased 7.8% over the prior-year first quarter.

•	Earnings per unit of $0.54 for the quarter increased 5.9% over the prior-year first quarter of $0.51.

•	Quarterly distribution declared per unit of $0.567 increased by 0.5% over the prior-year first quarter;

•	Net cash provided by operating activities of $10.8 million decreased 70.7% over prior-year first quarter.

•
Distributable cash flow of $13.4 million increased 7.2% over the prior-year first quarter. The distribution coverage ratio was 1.17 and 1.11 for the three months ended March 31, 2017 and 2016, respectively.

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
The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(In millions; except for operating and other data section)	2017	2016
Net sales:
Sales—affiliates	$77.5	$63.4
Sales—others	49.1	51.0
Net sales	$126.6	$114.4
Operating costs and expenses:
Cost of products sold	91.4	80.2
Depreciation, depletion and amortization expense	6.7	6.2
Selling, general and administrative expenses—affiliates	4.0	4.6
Selling, general and administrative expenses—others	1.1	1.2
Total operating costs and expenses	103.2	92.2
Operating income	23.4	22.2
Total other expense, net	(1.0)	(1.1)
Net income	22.4	21.1
Net income attributable to non-controlling interest	11.5	11.0
Net income attributable to Ciner Resources LP	$10.9	$10.1

Operating and Other Data:
Trona ore consumed (thousands of short tons)	983.9	1,001.4
Ore to ash ratio(1)	1.51: 1.0	1.51: 1.0
Soda ash volume produced (thousands of short tons)	651.5	662.4
Soda ash volume sold (thousands of short tons)	670.8	660.1
Adjusted EBITDA(2)	$30.4	$28.2

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Table of Content

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended March 31,		Percent Increase/(Decrease)
(Dollars in millions)	2017	2016

Net sales:
Domestic	$49.1	$47.9	2.5%
International	77.5	66.5	16.5%
Total net sales	$126.6	$114.4	10.7%
Sales volumes (thousands of short tons):
Domestic	225.7	221.5	1.9%
International	445.1	438.6	1.5%
Total soda ash volume sold	670.8	660.1	1.6%
Average sales price (per short ton):
Domestic	$217.55	$216.35	0.6%
International	$174.03	$151.52	14.9%
Average	$188.68	$173.28	8.9%
Percent of net sales:
Domestic sales	38.8%	41.9%	(7.4)%
International sales	61.2%	58.1%	5.3%
Total percent of net sales	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016
Consolidated Results
Net sales. Net sales increased by 10.7% to $126.6 million for the three months ended March 31, 2017 from $114.4 million for the three months ended March 31, 2016, driven by an increase in total average sales price of 8.9%, and an increase in soda ash volumes sold of 1.6%. The increased sales volumes are primarily due to the 1.9% increase in domestic sales and and sales to CIDT. Sales to CIDT are expected to wind-down in the second-half of fiscal 2017 and we anticipate a corresponding increase in sales to ANSAC.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 13.5% to $98.1 million for the three months ended March 31, 2017 from $86.4 million for the three months ended March 31, 2016, primarily due to an increase in freight costs of 36.8% to $39.8 million for the three months ended March 31, 2017, compared to $29.1 million for the three months ended March 31, 2016. The increase in freight costs was driven by higher export sales volumes to CIDT. In the three months ended March 31, 2016, international sales primarily consisted of transactions to ANSAC.
Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 12.1% to $5.1 million for the three months ended March 31, 2017, compared to $5.8 million for the three months ended March 31, 2016. The reduction was primarily driven by lower selling and administrative fees relating to our affiliate, ANSAC, as well as lower professional services fees.
Operating income.   As a result of the foregoing, operating income increased by 5.4% to $23.4 million for the three months ended March 31, 2017, compared to $22.2 million for the three months ended March 31, 2016.
Net income.    As a result of the foregoing, net income increased by 6.2% to $22.4 million for the three months ended March 31, 2017, compared to $21.1 million for the three months ended March 31, 2016.
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

•
Approximately $81 million ($190 million, less $89 million outstanding and less standby letters of credit of $20 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined in “Debt” below), subject to availability; During the three months ended March 31, 2017, we had repayments on the Ciner Wyoming Credit Facility of $9.5 million, offset by borrowings of $20.0 million; and

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
On January 12, 2017, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter 2017 of $0.567 per unit was paid on February 13, 2017 to unitholders of record on January 31, 2017.
In addition, on April 21, 2017 the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2017 of $0.5670 per unit will be paid on May 15, 2017 to unitholders of record on May 1, 2017. See Part I, Item 1, Financial Statements - Note 13, “Subsequent events”, for more information.
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2017, we had a working capital surplus of $91.6 million as compared to a working capital surplus of $80.4 million as of December 31, 2016.
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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended March 31,
(In millions)	2017	2016
Capital Expenditures:
Maintenance	$2.7	$1.0
Expansion	1.7	4.4
Total	$4.4	$5.4

Table of Content

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$10.8	$36.8	(70.7)%
Investing activities	(6.0)	(4.4)	36.4%
Financing activities	(13.1)	(29.9)	(56.2)%
Operating Activities
Our operating activities during the three months ended March 31, 2017 provided cash of $10.8 million, a decrease of 70.7% from the $36.8 million cash generated during the three months ended March 31, 2016, primarily as a result of the following:

•
$18.5 million of working capital used during the three months ended March 31, 2017, compared to $9.2 million of working capital provided by operating activities during the three months ended March 31, 2016. The increase in working capital used during the three months ended March 31, 2017, was primarily due to higher sales volumes to CIDT; partially offset by,

•	an increase of 6.2% in net income of $22.4 million during the three months ended March 31, 2017, compared to $21.1 million for the prior-year first quarter.
Investing Activities
We used cash flows of $6.0 million in investing activities during the three months ended March 31, 2017, compared to $4.4 million during the three months ended March 31, 2016, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $13.1 million during the three months ended March 31, 2017 decreased by 56.2% over the prior-year first quarter, largely due to the change in net borrowings of long-term debt of $10.5 million during the three months ended March 31, 2017 compared to the $6.5 million in repayments during the three months ended March 31, 2016, partly offset by, the increase in distributions paid during the three months ended March 31, 2017 of $23.6 million compared to the three months ended March 31, 2016 of $23.4 million.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	March 31, 2017
Short-term borrowings from banks:
Outstanding amount at period ending	$88.5
Weighted average interest rate at period ending(1)	2.96%
Average daily amount outstanding for the period	$83.9
Weighted average daily interest rate for the period(1)	2.99%
Maximum month-end amount outstanding during the period	$91.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2017, the interest rate swap contracts had an aggregate notional value of $71.5 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of March 31, 2017 and December 31, 2016, respectively.
Demand Revenue Bonds
Variable Rate Demand Revenue Bonds are held by Ciner Wyoming. These revenue bonds require the Ciner Wyoming to maintain standby letters of credit totaling $20.3 million at March 31, 2017 and December 31, 2016, respectively. These letters of credit require

Table of Content

compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of March 31, 2017, Ciner Wyoming was in compliance with these debt covenants.
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
Ciner Wyoming was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2017.
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
Revolving Credit Facility
On July 18, 2013, we entered into a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 (as amended, the “Revolving Credit Facility”), with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. At March 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than Ciner Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of March 31, 2017, our only subsidiary was Ciner Wyoming. In addition, our obligations under the Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by us.
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
The Partnership was in compliance with all covenants and restrictions under its long-term debt agreements as of March 31, 2017.
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

Contractual Obligations

During the three months ended March 31, 2017, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017 (the “2016 Annual Report”).
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
During the three months ended March 31, 2017, there were no material changes with respect to the critical accounting policies disclosed in our 2016 Annual Report.
Recently Issued Accounting Standards
Accounting standards recently issued are discussed in Item 1. Financial Statements - Note 1, “Corporate Structure and Summary of Significant Accounting Policies”, in the notes to unaudited condensed consolidated financial statements.
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). We also present the non-GAAP financial measures of:
•Adjusted EBITDA;

Table of Content

•distributable cash flow; and
•distribution coverage ratio.
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
Adjusted EBITDA, distributable cash flow and distribution coverage ratio are non-GAAP supplemental financial measures that management and external users of our unaudited condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

Table of Content

	Three Months Ended March 31,
(In millions, except per unit data)	2017	2016
Reconciliation of Adjusted EBITDA to net income:
Net income	$22.4	$21.1
Add backs:
Depreciation, depletion and amortization expense	6.7	6.2
Interest expense, net	0.9	0.9
Restructuring charges and other, net (included in selling, general and administrative expense)	0.4	—
Adjusted EBITDA	30.4	28.2
Less: Adjusted EBITDA attributable to non-controlling interest	15.3	14.3
Adjusted EBITDA attributable to Ciner Resources LP	$15.1	$13.9

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$15.1	$13.9
Less: Cash interest expense, net attributable to Ciner Resources LP	0.4	0.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.3	1.0
Distributable cash flow attributable to Ciner Resources LP	$13.4	$12.5

Cash distribution declared per unit	$0.567	$0.564
Total distributions to unitholders and general partner	$11.4	$11.3
Distribution coverage ratio	1.17	1.11

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$10.8	$36.8
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)
Net change in working capital	18.5	(9.2)
Interest expense, net	0.9	0.9
Restructuring charges and other, net (included in selling, general and administrative expense)	0.4	—
Other non-cash items	(0.1)	(0.2)
Adjusted EBITDA	30.4	28.2
Less: Adjusted EBITDA attributable to non-controlling interest	15.3	14.3
Adjusted EBITDA attributable to Ciner Resources LP	15.1	13.9
Less: Cash interest expense, net attributable to Ciner Resources LP	0.4	0.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.3	1.0
Distributable cash flow attributable to Ciner Resources LP	$13.4	$12.5
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks, and commodity price risks is discussed in Part II, Item 7A of our 2016 Annual Report. There has been no material change in that information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2017 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the

Table of Content

Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2016 Annual Report. There have been no material changes in that information.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2017, there were no material changes with respect to the risk factors disclosed in our 2016 Annual Report. The risks described in our 2016 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes our repurchase activity during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 1 - January 31(1)	677	$29.00	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31(2)	3,102	27.55	—	—
Total	3,779	$27.81	—	—

(1)(2)Of the 1,928 and the 11,127 restricted common units that vested on January 1, 2017 and March 15, 2017, respectively, and converted to common units, 677 and 3,102 common units were purchased by the Partnership on January 1, 2017 and March 15, 2017, respectively, at the closing price of the Partnership’s common units on the NYSE on December 30, 2016 and March 14, 2017, respectively, in satisfaction of certain employee tax withholding obligations.

Item 3. Defaults Upon Senior Securities

Not applicable.
Item 4. Mine Safety Disclosures
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.
Item 5. Other Information

As previously reported, effective as of March 15, 2017, Kevin Kremke resigned as Chief Financial Officer of our general partner. On May 3, 2017, each of the audit committee and the board of directors of our general partner approved Kirk H. Milling as principal financial officer of the general partner until the board of directors of our general partner appoints a new permanent Chief Financial Officer. A description of Mr. Milling’s business experience and related party transactions with us and other information can be found in Items 10 and 13 of our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 7, 2017.

Table of Content

Item 6. Exhibits
Exhibit Index

Exhibit Number	Description
3.1
Certificate of Limited Partnership of Ciner Resources LP dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP, effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)

3.7
Certificate of Formation of Ciner Resource Partners LLC, dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.8
Certificate of Amendment of the Certificate of Formation of Ciner Resource Partners LLC, effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.9
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.1
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC, dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

31.1*
Principal Executive Officer and Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Principal Executive Officer and Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	May 8, 2017
		By:	/s/ Kirk H. Milling

Kirk H. Milling
President, Chief Executive Officer and Chairman of the
Board of Directors of Ciner Resource Partners LLC,
the registrant’s General Partner
(Principal Executive Officer and Principal Financial Officer)