Form 10-Q
period 2017-09-30
Ciner Resources LP
filed 2017-11-06
CIK 1575051

Table of Content

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,726,157 common units and 399,000 general partner units outstanding at November 3, 2017, the most recent practicable date.

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

Table of Content

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$13.8	$19.7
Accounts receivable—affiliates	102.5	61.6
Accounts receivable, net	33.8	33.4
Inventory	19.8	19.0
Other current assets	1.5	2.3
Total current assets	171.4	136.0
Property, plant and equipment, net	248.8	256.1
Other non-current assets	20.1	21.0
Total assets	$440.3	$413.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$8.6
Accounts payable	17.4	15.0
Due to affiliates	4.6	4.2
Accrued expenses	27.3	27.7
Total current liabilities	49.3	55.5
Long-term debt	135.9	89.4
Other non-current liabilities	9.8	9.0
Total liabilities	195.0	153.9
Commitments and Contingencies
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at September 30, 2017 and December 31, 2016)	146.0	151.0
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	3.7	3.9
Accumulated other comprehensive loss	(3.1)	(1.6)
Partners’ capital attributable to Ciner Resources LP	146.6	153.3
Non-controlling interest	98.7	105.9
Total equity	245.3	259.2
Total liabilities and partners’ equity	$440.3	$413.1
See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2017	2016	2017	2016
Net Sales:
Sales—affiliates	$74.6	$72.6	$223.7	$207.8
Sales—others	47.9	48.4	145.1	144.3
Net sales	122.5	121.0	368.8	352.1
Operating costs and expenses:
Cost of products sold	88.0	84.1	268.4	246.0
Depreciation, depletion and amortization expense	7.0	6.6	20.2	19.3
Selling, general and administrative expenses—affiliates	4.3	5.0	12.4	14.2
Selling, general and administrative expenses—others	1.4	1.3	4.2	3.9
Asset impairment charges	1.6	—	1.6	—
Total operating costs and expenses	102.3	97.0	306.8	283.4
Operating income	20.2	24.0	62.0	68.7
Other expenses:
Interest expense, net	(0.9)	(0.9)	(2.6)	(2.7)
Other, net	—	—	(0.2)	(0.1)
Total other expense, net	(0.9)	(0.9)	(2.8)	(2.8)
Net income	$19.3	$23.1	$59.2	$65.9
Net income attributable to non-controlling interest	10.1	12.0	30.9	34.3
Net income attributable to Ciner Resources LP	$9.2	$11.1	$28.3	$31.6
Other comprehensive loss:
Loss on derivative financial instruments	$(0.5)	$(1.3)	$(2.9)	$(0.9)
Comprehensive income	18.8	21.8	56.3	65.0
Comprehensive income attributable to non-controlling interest	9.9	11.4	29.5	33.9
Comprehensive income attributable to Ciner Resources LP	$8.9	$10.4	$26.8	$31.1

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.46	$0.56	$1.41	$1.58
Subordinated - Ciner Holdings (basic and diluted)	$—	$0.55	$—	$1.58
Net income per limited partner units (basic and diluted)	$0.46	$0.56	$1.41	$1.58

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	9.8	19.7	9.8
Weighted average subordinated units outstanding (basic and diluted)	—	9.8	—	9.8
Weighted average limited partner units outstanding (basic and diluted)	19.7	19.6	19.7	19.6
Cash distribution declared per unit	$0.567	$0.567	$1.701	$1.698

  See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016

Cash flows from operating activities:
Net income	$59.2	$65.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	20.5	19.6
Asset impairment charges	1.6	—
Equity-based compensation expenses	1.0	0.4
Other non-cash items	0.2	0.5
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	(40.9)	7.9
Accounts receivable, net	(0.4)	1.8
Inventory	0.8	1.6
Other current and non current assets	0.2	0.8
Increase (decrease) in:
Accounts payable	3.4	2.1
Due to affiliates	0.4	(1.4)
Accrued expenses and other liabilities	(0.8)	4.7
Net cash provided by operating activities	45.2	103.9
Cash flows from investing activities:
Capital expenditures	(16.9)	(16.2)
Net cash used in investing activities	(16.9)	(16.2)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	70.5	7.0
Repayments on Ciner Wyoming credit facility	(24.0)	(17.5)
Repayments on other long-term debt	(8.6)	—
Debt issuance costs	(1.2)	—
Distributions to common unitholders	(33.5)	(16.6)
Distributions to general partner	(0.7)	(0.6)
Distributions to subordinated unitholders	—	(16.5)
Distributions to non-controlling interest	(36.7)	(34.3)
Net cash used in financing activities	(34.2)	(78.5)
Net increase/(decrease) in cash and cash equivalents	(5.9)	9.2
Cash and cash equivalents at beginning of period	19.7	20.4
Cash and cash equivalents at end of period	$13.8	$29.6

Supplemental disclosure of cash flow information:
Interest paid during the period	$1.6	$1.2
 See accompanying notes.

Table of Content

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2015	$110.8	$43.3	$4.0	$(2.1)	$156.0	$107.2	$263.2
Net income	15.6	15.4	0.6	—	31.6	34.3	65.9
Other comprehensive income/(loss)	—	—	—	(0.5)	(0.5)	(0.4)	(0.9)
Equity-based compensation plan activity	0.4	—	—	—	0.4	—	0.4
Distributions	(16.6)	(16.5)	(0.6)	—	(33.7)	(34.3)	(68.0)
Balance at September 30, 2016	$110.1	$42.2	$4.0	$(2.6)	$153.7	$106.8	$260.5

Balance at December 31, 2016	$151.0	$—	$3.9	$(1.6)	$153.3	$105.9	$259.2
Net income	27.7	—	0.6	—	28.3	30.9	59.2
Other comprehensive income/(loss)	—	—	—	(1.5)	(1.5)	(1.4)	(2.9)
Equity-based compensation plan activity	0.7	—	—	—	0.7	—	0.7
Distributions	(33.4)	—	(0.8)	—	(34.2)	(36.7)	(70.9)
Balance at September 30, 2017	$146.0	$—	$3.7	$(3.1)	$146.6	$98.7	$245.3

The sums of some of the rows and columns in the prior period may not sum due to rounding.
 See accompanying notes.

Table of Content

CINER RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of Ciner Resources LP (the “Partnership,” “CINR,” “Ciner Resources,” “we,” “us,” or “our”), a publicly traded Delaware limited partnership, and its consolidated subsidiary, Ciner Wyoming LLC (“Ciner Wyoming”), which is in the business of mining trona ore to produce soda ash. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership was formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings”), a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All our soda ash processed is currently sold to various domestic and international customers including ANSAC and CIDT, both of which are affiliates for export sales. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report”). There has been no material change in the significant accounting policies followed by us during the nine month period ended September 30, 2017 from those disclosed in the 2016 Annual Report.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Partnership is completing its evaluation of the provisions of this ASU and does not expect our adoption of ASU 2014-09 to materially change the amount or timing of revenues recognized by us, nor expect it to materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. The FASB issued various amendments to ASU 2014-09, one of which includes allowing entities to elect to account for shipping and handling activities performed after the control of a good has been transferred to the customer as a fulfillment cost versus an obligation of a promised service. The Partnership expects to make

Table of Content

this an accounting policy election upon adoption to account for shipping and handling activities as fulfillment costs. The Partnership will adopt this ASU effective January 1, 2018, as permitted by the ASU.
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
In addition to the common and subordinated units (which were all converted into common units on November 14, 2016), we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for both the three and nine months ended September 30, 2017 and 2016.

Table of Content

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2017	2016	2017	2016
Numerator:
Net income attributable to Ciner Resources LP	$9.2	$11.1	$28.3	$31.6
Less: General partner’s interest in net income	0.2	0.2	0.6	0.6
Total limited partners’ interest in net income	$9.0	$10.9	$27.7	$31.0

Denominator:
Weighted average limited parter units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	19.7	9.8	19.7	9.8
Subordinated - Ciner Holdings (basic and diluted)	—	9.8	—	9.8
Weighted average limited partner units outstanding	19.7	19.6	19.7	19.6

Net income per limited partner units:
Common - Public and Ciner Holdings (basic and diluted)	$0.46	$0.56	$1.41	$1.58
Subordinated - Ciner Holdings (basic and diluted)	$—	$0.55	$—	$1.58
Net income per limited partner units (basic and diluted)	$0.46	$0.56	$1.41	$1.58
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2017	2016	2017	2016
Net income attributable to common unitholders:
Distributions(1)	$11.2	$5.6	$33.4	$16.8
Distributions in excess of net income	(2.2)	(0.1)	(5.7)	(1.2)
Common unitholders’ interest in net income	$9.0	$5.5	$27.7	$15.6

Net income attributable to subordinated unitholders:
Distributions(1)	$—	$5.6	$—	$16.6
Distributions in excess of net income	—	(0.2)	—	(1.2)
Subordinated unitholders’ interest in net income	$—	$5.4	$—	$15.4

(1) Distributions declared per unit for the period	$0.5670	$0.5670	$1.701	$1.698
Quarterly Distribution
On October 26, 2017, the Partnership declared its third quarter 2017 quarterly cash distribution of 0.5670 per unit. The quarterly cash distribution is payable on November 20, 2017 to unitholders of record on November 6, 2017.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	September 30, 2017	December 31, 2016
Raw materials	$9.3	$7.7
Finished goods	4.3	5.8
Stores inventory	6.2	5.5
Total	$19.8	$19.0

Table of Content

4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	September 30, 2017	December 31, 2016
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 1.04% at September 30, 2017 and 0.87% December 31, 2016	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing an interest rate of 0.87% at December 31, 2016	—	8.6
Former Ciner Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, variable interest rate as a weighted average rate of 2.36% at December 31, 2016	—	78.0
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.79% at September 30, 2017	124.5	—
Total debt	135.9	98.0
Current portion of long-term debt	—	8.6
Total long-term debt	$135.9	$89.4

On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (the “Ciner Wyoming Credit Facility”).  The new facility consists of a $225.0 million senior unsecured revolving credit facility with a maturity date of August 1, 2022. Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either a Base Rate or a Eurodollar Rate.  Each Eurodollar Rate Loan bears interest at a Eurodollar Rate plus an applicable margin.  Each Base Rate Loan bears interest at a Base Rate plus an applicable margin.  The Base Rate equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month London Interbank Offered Rate “LIBOR” plus 1.0%.The Ciner Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 3.00 to 1.00. The Ciner Wyoming Credit Facility replaces the former Credit Facility (the “Former Ciner Wyoming Credit Facility”), dated as of July 18, 2013, by and among Ciner Wyoming, which was terminated on August 1, 2017 upon entry into the new Ciner Wyoming Credit Facility.  This arrangement was accounted for as a modification of debt in accordance with Accounting Standards Codification (“ASC”) 470-50.

Aggregate maturities required on long-term debt at September 30, 2017 are due in future years as follows:

(In millions)	Amount
2018	$11.4
2019	—
2020	—
2021	—
2022	124.5
Total	$135.9

Table of Content

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	September 30, 2017	December 31, 2016
Reclamation reserve	$5.0	$5.5
Derivative instruments and hedges, fair value liabilities	4.8	3.4
Other	—	0.1
Total	$9.8	$9.0
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	September 30, 2017	December 31, 2016
Beginning reclamation reserve balance	$5.5	$4.5
Accretion expense	0.2	0.2
Reclamation adjustments (1)	(0.7)	0.8
Ending reclamation reserve balance	$5.0	$5.5

(1) The reclamation adjustments are primarily a result of changes in the self-bond agreement with the Wyoming Department of Environmental Quality. See Note 9 “Commitments and Contingencies” for additional information on our reclamation reserve.
6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for both the three months ended September 30, 2017 and 2016 were $0.1 million and $0.4 million, respectively, and $1.0 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in pension costs during the nine months ended September 30, 2017 of $0.5 million was driven by improved discount rates.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended September 30, 2017 and 2016, were $0.8 million and $0.5 million, respectively, and $3.3 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively. The increase during the nine months ended ended September 30, 2017 was primarily due to the incremental contributions that were not made in the prior year’s comparative period due the the acquisition of the Partnership’s parent company and the accelerated payouts in 2015. See our 2016 Annual Report for further discussion on the acquisition of the Partnership’s parent company.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $11.2 million and $20.6 million at September 30, 2017 and December 31, 2016, respectively. The decrease in the obligation as of September 30, 2017 as compared to December 31, 2016 is due to the Partnership amending its postretirement benefit plan to increase eligibility requirements at which participants may begin receiving benefits, implemented a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016.

Table of Content

The Partnership’s allocated portion of postretirement (benefit) costs for the three months ended September 30, 2017 and 2016, were $(0.6) million and $0.3 million, respectively, and $(2.1) million and $1.0 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in postretirement expense for the Partnership in 2017 is due to the aforementioned changes made to the postretirement benefit plans during 2017.
7. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our 2016 Annual Report.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). As of September 30, 2017, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. In January 2017, the Company adopted ASU No. 2016-09 which permits us to recognize forfeitures as incurred. Consequently, no estimated forfeiture rate was applied to the awards during the three and nine months ended September 30, 2017.
Non-employee Director Awards
During the nine months ended September 30, 2017, a total of 7,887 common units were granted and fully vested to non-employee directors, and 7,251 were granted during the nine months ended September 30, 2016. The grant date average fair value per unit of these awards was $27.53 and $26.24 for the nine months ended September 30, 2017 and 2016, respectively. The total fair value of these awards were approximately $0.2 million during the nine months ended September 30, 2017 and 2016, respectively.
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
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	39,170	$22.50	—	$—
Granted	80,370	28.41	39,170	22.50
Vested	(13,055)	22.50	—	—
Forfeited	(11,694)	24.90	—	—
Unvested at the end of the period	94,791	$27.22	39,170	$22.50

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit(1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	5,787	$43.93	—	$—
Granted	48,574	42.76	5,787	43.93
Forfeited	(1,021)	43.93	—	—
Unvested at the end of the period	53,340	$42.86	5,787	$43.93

(1)Determined by dividing the aggregate grant date fair value of awards by the number of units.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$2.0	2.31	$0.6	1.85
Performance-based units	0.9	2.14	0.2	2.34
Total	$2.9		$0.8
8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2016	$(1.6)
Other comprehensive loss before reclassification	(2.0)
Amounts reclassified from accumulated other comprehensive loss	0.5
Net current period other comprehensive loss	(1.5)
Balance at September 30, 2017	$(3.1)

Table of Content

Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Unrealized gain (loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.1	$0.5	$0.3	$(0.2)
Mark to market adjustment on natural gas forward contracts	(0.6)	(1.8)	(3.2)	(0.7)
Mark to market adjustment on foreign exchange forward contracts	—	—	—	—
Loss on derivative financial instruments	$(0.5)	$(1.3)	$(2.9)	$(0.9)
Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2017	2016	2017	2016
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.1	$0.2	$0.3	Interest expense
Natural gas forward contracts	0.1	0.1	0.3	0.5	Cost of products sold
Total reclassifications for the period	$0.2	$0.2	$0.5	$0.8
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $32.9 million and $38.2 million as of September 30, 2017 and December 31, 2016, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Ciner Wyoming’s revenue bonds require it to maintain stand-by letters of credit totaling $11.6 million and $20.0 million as of September 30, 2017 and December 31, 2016.

Table of Content

10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT, an affiliate of Ciner Group, that sells soda ash to markets not served by ANSAC. The terms of our sales agreement with CIDT are similar to our agreements with other international customers. The receivables associated with these sales are recorded in the accounts receivable—affiliates line item on the unaudited consolidated balance sheets and interest received is recorded in the interest expense, net line item in the unaudited consolidated statement of income. CIDT is ultimately owned and controlled by the Ciner Group. Transactions with our affiliates do not necessarily represent arm's length transactions and may not represent all costs if the Partnership operated on a stand-alone basis.
The total costs charged to the Partnership by affiliates for each period presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Ciner Corp	$3.6	$4.1	$10.8	$11.5
ANSAC (1)	0.7	0.9	1.6	2.7
Total selling, general and administrative expenses - Affiliates	$4.3	$5.0	$12.4	$14.2

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Cost of products sold includes freight costs charged by ANSAC. For the three months ended September 30, 2017 and 2016, these costs were $3.2 million and $0.4 million, respectively, and $16.8 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in freight costs charged by ANSAC was largely due to an increase in non-ANSAC international sales, primarily sales to CIDT, during the nine months ended September 30, 2017 compared to 2016. When we elect to use ANSAC to provide freight services for our other non-ANSAC international sales, ANSAC separately and directly charges the Partnership for such services.

Net sales to affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
ANSAC	$60.7	$69.9	$153.6	$199.4
CIDT	13.9	—	70.1	—
Other	—	2.7	—	8.4
Total	$74.6	$72.6	$223.7	$207.8

Table of Content

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$45.9	$46.5	$2.9	$—
CIDT	49.9	9.0	—	—
Ciner Corp	6.7	3.9	1.7	1.7
Ciner Resources Europe NV	—	2.2	—	—
Other	—	—	—	2.5
Total	$102.5	$61.6	$4.6	$4.2
11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Domestic	$47.9	$48.4	$145.1	$144.3
International
ANSAC	60.7	69.9	153.6	199.4
CIDT	13.9	—	70.1	—
Other	—	2.7	—	8.4
Total international	74.6	72.6	223.7	207.8
Total net sales	$122.5	$121.0	$368.8	$352.1
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates.

Table of Content

These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018, the maturity date of the long-term debt under the Ciner Wyoming credit facility. These contracts had an aggregate notional value of $70.5 million and $72.0 million at September 30, 2017 and December 31, 2016, respectively.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2022. These contracts had an aggregate notional value of $36.6 million and $31.0 million at September 30, 2017 and December 31, 2016, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016:

	Assets				Liabilities
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$0.1	Accrued Expenses	$0.4
Natural gas forward contracts - current	Other current assets	—	Other current assets	0.6	Accrued Expenses	1.3	Accrued Expenses	—
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	4.8	Other non-current liabilities	3.4
Total derivatives designated as hedging instruments		$—		$0.6		$6.2		$3.8
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
On October 26, 2017, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $25.0 million. This distribution is payable on November 20, 2017.
On October 26, 2017, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter of 2017 of $0.5670 per unit will be paid on November 20, 2017 to unitholders of record on November 6, 2017.

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

•
changes in our relationships with our customers or the loss of or adverse developments at major customers, including the American Natural Soda Ash Corporation (“ANSAC”), and Ciner Ic v Dis Ticaret Anonim, Sirketi (“CIDT”);

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
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.51: 1.0 and 1.49: 1.0 for the three and nine months ended September 30, 2017, respectively, and 1.48: 1.0 for the three and nine months ended September 30, 2016.
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
Union Pacific is our largest provider of domestic rail freight services and accounted for 76.9% and 87.5% of our total freight costs during the three months ended September 30, 2017 and 2016, respectively, and 73.0% and 84.9% of our total freight costs during the nine months ended September 30, 2017 and 2016, respectively. The decline in the percentage of freight that is related to Union Pacific is due to the increase in international freight services. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so in the future. Our current contract with Union Pacific expires in December 2017 and negotiations for its renewal are currently underway.

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

Table of Content

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
In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT to sell soda ash to markets not served by ANSAC. Sales to CIDT include the cost of rail freight to the port of embarkation and the additional ocean freight to the port of disembarkation.
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various plans.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00 per MMBtu. The average monthly Henry Hub natural gas settlement prices as of September 30, 2017 and 2016 were $2.98 and $2.99 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
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
Third Quarter 2017 Financial Highlights:

•	Net sales of $122.5 million increased 1.2% over the prior-year third quarter; year-to-date net sales of $368.8 million increased 4.7% over the prior-year.

•	Net income of $19.3 million decreased 16.5% over the prior-year third quarter; year-to-date net income of $59.2 million decreased 10.2% over the prior-year.

Table of Content

•	Adjusted EBITDA of $29.2 million decreased 4.9% over the prior-year third quarter; year-to-date adjusted EBITDA of $85.3 million decreased 3.4% over the prior-year.

•	Earnings per unit of $0.460 for the quarter decreased 17.9% over the prior-year third quarter of $0.560; year-to-date of $1.410 decreased 10.8% over the prior-year

•	Quarterly distribution declared per unit of $0.567 remained flat compared to the prior-year second quarter as well as second quarter of 2017.

•
Net cash provided by operating activities of $19.5 million decreased 48.4% over prior-year third quarter; year-to-date net cash provided by operating activities of $45.2 million decreased by 56.5% over the prior-year.

•
Distributable cash flow of $13.1 million was down 3.0% compared to the prior-year third quarter. The distribution coverage ratio was 1.15 and 1.18 for the three months ended September 30, 2017 and 2016, respectively; and 1.10 and 1.15 for the nine months ended September 30, 2017 and 2016.

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
The following table sets forth our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; except for operating and other data section)	2017	2016	2017	2016
Net sales:
Sales—affiliates	$74.6	$72.6	$223.7	$207.8
Sales—others	47.9	48.4	145.1	144.3
Net sales	$122.5	$121.0	$368.8	$352.1
Operating costs and expenses:
Cost of products sold	88.0	84.1	268.4	246.0
Depreciation, depletion and amortization expense	7.0	6.6	20.2	19.3
Selling, general and administrative expenses—affiliates	4.3	5.0	12.4	14.2
Selling, general and administrative expenses—others	1.4	1.3	4.2	3.9
Asset impairment charges	1.6	—	1.6	—
Total operating costs and expenses	102.3	97.0	306.8	283.4
Operating income	20.2	24.0	62.0	68.7
Total other expense, net	(0.9)	(0.9)	(2.8)	(2.8)
Net income	19.3	23.1	59.2	65.9
Net income attributable to non-controlling interest	10.1	12.0	30.9	34.3
Net income attributable to Ciner Resources LP	$9.2	$11.1	$28.3	$31.6

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,025.0	1,019.4	2,942.0	2,993.9
Ore to ash ratio(1)	1.51: 1.0	1.48: 1.0	1.49: 1.0	1.48: 1.0
Soda ash volume produced (thousands of short tons)	680.0	690.1	1,974.5	2,021.1
Soda ash volume sold (thousands of short tons)	676.6	696.6	1,998.7	2,033.3
Adjusted EBITDA(2)	$29.2	$30.7	$85.3	$88.3

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Table of Content

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Increase/(Decrease)
(Dollars in millions)	2017	2016	2017	2016	QTD	YTD

Net sales:
Domestic	$47.9	$48.4	$145.1	$144.3	(1.0)%	0.6%
International	74.6	72.6	223.7	207.8	2.8%	7.7%
Total net sales	$122.5	$121.0	$368.8	$352.1	1.2%	4.7%
Sales volumes (thousands of short tons):
Domestic	217.6	222.7	659.8	665.4	(2.3)%	(0.8)%
International	459.0	473.9	1,338.9	1,367.9	(3.1)%	(2.1)%
Total soda ash volume sold	676.6	696.6	1,998.7	2,033.3	(2.9)%	(1.7)%
Average sales price (per short ton): (1)
Domestic	$220.13	$217.12	$219.92	$216.82	1.4%	1.4%
International	$162.53	$153.29	$167.08	$151.91	6.0%	10.0%
Average	$181.05	$173.70	$184.52	$173.16	4.2%	6.6%
Percent of net sales:
Domestic sales	39.1%	40.0%	39.3%	41.0%	(2.3)%	(4.1)%
International sales	60.9%	60.0%	60.7%	59.0%	1.5%	2.9%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016
Consolidated Results
Net sales. Net sales increased by 1.2% to $122.5 million for the three months ended September 30, 2017 from $121.0 million for the three months ended September 30, 2016, driven by an increase in total average sales price of 4.2%, partially offset by a decrease in soda ash volumes sold of 2.9%. The increased international average sales price reflects the increase in freight costs driven by higher non-ANSAC export sales volume, primarily CIDT. The decrease in sales volumes are primarily due to lower production output compared to the prior period.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 4.7% to $95.0 million for the three months ended September 30, 2017 from $90.7 million for the three months ended September 30, 2016, primarily due to an increase in freight costs of 19.0% to $35.1 million for three months ended September 30, 2017, compared to $29.5 million for the three months ended September 30, 2016. The increase in freight costs was driven by higher non-ANSAC export sales volumes, primarily CIDT. The higher incremental freight costs on non-ANSAC export sales is also reflected in the higher average international sales price. In the three months ended September 30, 2016, international sales primarily consisted of transactions to ANSAC. During the three months ended September 30, 2017 we also had higher maintenance expense that was partially offset by lower employee benefit costs, primarily resulting from changes to postretirement benefits.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 9.5% to $5.7 million for the three months ended September 30, 2017, compared to $6.3 million for the three months ended September 30, 2016. The reduction was primarily driven by a higher proportion of employee time spent on Ciner Corp related activities in 2017, partially offset by higher professional services fees. In addition, we experienced lower selling and administrative fees relating to our affiliate, ANSAC.
Asset impairment charges. During the three months ended September 30, 2017, we incurred a $1.6 million asset impairment charge relating to certain assets, which became obsolete as a result of energy sourcing initiatives at our Wyoming facility.
Operating income. As a result of the foregoing and primarily the lower sales volumes in 2017, operating income decreased by 15.8% to $20.2 million for the three months ended September 30, 2017, compared to $24.0 million for the three months ended September 30, 2016.
Net income. As a result of the foregoing, net income decreased by 16.5% to $19.3 million for the three months ended September 30, 2017, compared to $23.1 million for the three months ended September 30, 2016.

Table of Content

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016
Consolidated Results
Net sales. Net sales increased by 4.7% to $368.8 million for the nine months ended September 30, 2017 from $352.1 million for the nine months ended September 30, 2016, driven by increase in total average sales price of 6.6%, partially offset by a decrease in soda ash volumes sold of 1.7%. The increased international average sales price reflects the increase in freight costs driven by higher non-ANSAC export sales volume, primarily CIDT. The decrease in sales volumes are primarily due to lower production output compared to the prior period.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 8.8% to $288.6 million for the nine months ended September 30, 2017 from $265.3 million for the nine months ended September 30, 2016, primarily due to an increase in freight costs of 27.9% to $111.0 million for the nine months ended September 30, 2017, compared to $86.8 million for the nine months ended September 30, 2016. The increase in freight costs was driven by higher non-ANSAC export sales volumes, primarily CIDT. The higher incremental freight costs on non-ANSAC export sales is also reflected in the higher average international sales price.In the nine months ended September 30, 2016, international sales primarily consisted of transactions to ANSAC. During the nine months ended September 30, 2017, we also had higher maintenance expense that was partially offset by lower employee benefit costs, primarily resulting from changes to postretirement benefits.
Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 8.3% to $16.6 million for the nine months ended September 30, 2017, compared to $18.1 million for the nine months ended September 30, 2016. The decrease was primarily driven by lower selling and administrative fees relating to our affiliate, ANSAC, and a higher proportion of employee time spent on Ciner Corp related activities in 2017.
Asset impairment charges. During the nine months ended September 30, 2017, we incurred a $1.6 million asset impairment charge relating to certain assets, which became obsolete as a result of energy sourcing initiatives at our Wyoming facility.
Operating income. As a result of the foregoing and primarily the lower sales volumes in 2017, operating income decreased by 9.8% to $62.0 million for the nine months ended September 30, 2017, compared to $68.7 million for the nine months ended September 30, 2016.
Net income. As a result of the foregoing, net income decreased by 10.2% to $59.2 million for the nine months ended September 30, 2017, compared to $65.9 million for the nine months ended September 30, 2016.
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

•
Approximately $88.9 million ($225.0 million, less $124.5 million outstanding and less standby letters of credit of $11.6 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of September 30, 2017, subject to availability; During the nine months ended September 30, 2017, we had repayments on the Ciner Wyoming Credit Facility of $24.0 million and $8.6 million of repayments on other long-term debt, offset by borrowings of $70.5 million; and

•	$10.0 million available for borrowing under the Revolving Credit Facility as of September 30, 2017, subject to availability.
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

Table of Content

expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
On October 26, 2017 the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter of 2017 of $0.5670 per unit will be paid on November 20, 2017 to unitholders of record on November 6, 2017. See Part I, Item 1, Financial Statements - Note 13, “Subsequent Events”, for more information.
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of September 30, 2017, we had a working capital surplus of $122.1 million as compared to a working capital surplus of $80.5 million as of December 31, 2016.
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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2017	2016	2017	2016
Capital Expenditures:
Maintenance	$1.8	$3.2	$6.8	$6.0
Expansion	1.2	3.1	7.7	10.7
Total	$3.0	$6.3	$14.5	$16.7

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,		Percent Increase/(Decrease)
(In millions)	2017	2016
Cash provided by (used in):
Operating activities	$45.2	$103.9	(56.5)%
Investing activities	$(16.9)	$(16.2)	4.3%
Financing activities	$(34.2)	$(78.5)	(56.4)%
Operating Activities

Table of Content

Our operating activities during the nine months ended September 30, 2017 provided cash of $45.2 million, a decrease of 56.5% from the $103.9 million cash provided during the nine months ended September 30, 2016, primarily as a result of the following:

•
$37.3 million of working capital used in operating activities during the nine months ended September 30, 2017, compared to $17.5 million of working capital provided by operating activities during the nine months ended September 30, 2016. The $54.8 million increase in working capital used in operating activities was primarily due to the $40.9 million increase in due-from affiliates; in addition to,

•	a decrease of 10.2% in net income of $59.2 million during the nine months ended September 30, 2017, compared to $65.9 million for the prior-year.
Investing Activities
We used cash flows of $16.9 million in investing activities during the nine months ended September 30, 2017, compared to $16.2 million during the nine months ended September 30, 2016, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $34.2 million during the nine months ended September 30, 2017 decreased by 56.4% over the prior-year, largely due to net borrowings of long-term debt of $46.5 million during the nine months ended September 30, 2017 compared to the $10.5 million in net repayments during the nine months ended September 30, 2016, partly offset by, the increase in distributions paid during the nine months ended September 30, 2017 of $70.9 million compared to the nine months ended September 30, 2016 of $68.0 million.
Borrowings under the Former Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	September 30, 2017
Short-term borrowings from banks:
Outstanding amount at period ending	$124.5
Weighted average interest rate at period ending(1)	2.95%
Average daily amount outstanding for the period	$124.8
Weighted average daily interest rate for the period(1)	3.07%
Maximum month-end amount outstanding during the period	$134.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of September 30, 2017, the interest rate swap contracts had an aggregate notional value of $70.5 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of September 30, 2017 and December 31, 2016, respectively.
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

Table of Content

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

The Ciner Wyoming Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Ciner Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios in the Ciner Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against Ciner Wyoming and (v) the occurrence of a default under any other material indebtedness Ciner Wyoming may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Ciner Wyoming Credit Facility, the administrative agent at the request of shall, or with the consent of the Required Lenders (as defined in the Ciner Wyoming Credit Facility) may terminate all outstanding commitments under the Ciner Wyoming Credit Facility and may declare any outstanding principal of the Ciner Wyoming Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.

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

•	Eurodollar Rate plus an applicable margin.

The unused portion of the Ciner Wyoming Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% per annum based on Ciner Wyoming’s then current consolidated leverage ratio.

Former Ciner Wyoming Credit Facility
At December 31, 2016, Ciner Wyoming had a $190.0 million senior unsecured revolving credit facility, as amended on October 30, 2014 and May 25, 2016 (as amended, the “Former Ciner Wyoming Credit Facility”), with a syndicate of lenders, which would mature in July 2018. The Former Ciner Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Former Ciner Wyoming Credit Facility has an accordion feature that allows Ciner Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to Ciner Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the Former Ciner Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. Ciner Wyoming’s obligations under the Former Ciner Wyoming Credit Facility are unsecured.
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

Table of Content

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
In addition, the Former Ciner Wyoming Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Former Ciner Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios in the Former Ciner Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against Ciner Wyoming and (v) the occurrence of a default under any other material indebtedness Ciner Wyoming may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Former Ciner Wyoming Credit Facility, the lenders may terminate all outstanding commitments under the Former Ciner Wyoming Credit Facility and may declare any outstanding principal of the Former Ciner Wyoming Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.
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
Revolving Credit Facility
On August 1, 2017, the Partnership entered into a Credit Agreement (the “Revolving Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association, as administrative agent, swing line lender and an L/C issuer. The Revolving Credit Facility replaces the former Credit Facility, dated as of July 18, 2013, by and among the Partnership, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, as amended (the “Former Revolving Credit Facility”), which was terminated on August 1, 2017 upon entry into the Ciner Resources Credit Facility.

The Revolving Credit Facility is a $10.0 million senior secured revolving credit facility with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. The Partnership’s obligations under the Revolving Credit Facility are guaranteed by each of the Partnership’s material domestic subsidiaries other than Ciner Wyoming LLC (“Ciner Wyoming”) and Ciner Wyoming’s subsidiaries. In addition, the Partnership’s obligations under the Revolving Credit Facility are secured by a pledge of substantially all of the Partnership’s assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by the Partnership.
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

Table of Content

• transfer, sell or otherwise dispose of assets.

The Revolving Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the Revolving Credit Facility) of not more than 3.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Revolving Credit Facility) of not less than 3.00 to 1.00.

In addition, the Revolving Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Revolving Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against the Partnership or its material subsidiaries and (v) the occurrence of a default under any other material indebtedness the Partnership (or any of its subsidiaries) may have, including the Ciner Wyoming Credit Facility. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Revolving Credit Facility, the administrative agent at the request of shall, or with the consent of Required Lenders (as defined in the Revolving Credit Facility) may terminate all outstanding commitments under the Revolving Credit Facility and may declare any outstanding principal of the Revolving Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.

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

•	Eurodollar Rate plus an applicable margin.

The unused portion of the Revolving Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% based on our then current consolidated leverage ratio.
Former Revolving Credit Facility
At December 31, 2016, we had a $10.0 million senior secured revolving credit facility, as amended on October 30, 2014 and May 25, 2016 (as amended, the “Former Revolving Credit Facility”), with a syndicate of lenders, which would mature in July 2018. The Former Revolving Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Former Revolving Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. Our obligations under the Former Revolving Credit Facility are guaranteed by each of our material domestic subsidiaries other than Ciner Wyoming, and to the extent no material adverse tax consequences would result, foreign wholly-owned subsidiaries. As of December 31, 2016, our only subsidiary was Ciner Wyoming. In addition, our obligations under the Former Revolving Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by us.
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

Table of Content

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
Demand Revenue Bonds
Variable Rate Demand Revenue Bonds are held by Ciner Wyoming. These revenue bonds require the Ciner Wyoming to maintain standby letters of credit totaling $11.6 million and $20.3 million at September 30, 2017 and December 31, 2016, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of September 30, 2017, Ciner Wyoming was in compliance with these debt covenants.
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

Contractual Obligations

During the nine months ended September 30, 2017, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 7, 2017 (the “2016 Annual Report”).

Table of Content

Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
During the nine months ended September 30, 2017, there were no material changes with respect to the critical accounting policies disclosed in our 2016 Annual Report.
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
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). We also present the non-GAAP financial measures of:
•Adjusted EBITDA;
•distributable cash flow; and
•distribution coverage ratio.
We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization, equity-based compensation expense and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as Adjusted EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes, each as attributable to Ciner Resources LP. For the period ended September 30, 2017, we amended our definition of Distributable cash flow to include cash interest received as an offset to cash paid for interest and have adjusted all prior periods accordingly. The Partnership may fund expansion-related capital expenditures with borrowings under existing credit facilities such that expansion-related capital expenditures will have no impact on cash on hand or the calculation of cash available for distribution.  In certain instances, the timing of the Partnership’s borrowings and/or its cash management practices will result in a mismatch between the period of the borrowing and the period of the capital expenditure.  In those instances, the Partnership adjusts designated reserves (as provided in the partnership agreement) to take account of the timing difference. Accordingly, expansion-related capital expenditures have been excluded from the presentation of cash available for distribution. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow as of the end of the period to cash distributions payable with respect to such period.
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

Table of Content

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2017	2016	2017	2016
Reconciliation of Adjusted EBITDA to net income:
Net income	$19.3	$23.1	$59.2	$65.9
Add backs:
Depreciation, depletion and amortization expense	7.0	6.6	20.2	19.3
Asset impairment charges	1.6	—	1.6	—
Interest expense, net	0.9	0.9	2.6	2.7
Restructuring charges and other, net (included in selling, general and administrative expense)	—	—	0.7	—
Equity-based compensation expense	0.4	0.1	1.0	0.4
Adjusted EBITDA	$29.2	$30.7	$85.3	$88.3
Less: Adjusted EBITDA attributable to non-controlling interest	14.7	15.6	43.0	44.8
Adjusted EBITDA attributable to Ciner Resources LP	$14.5	$15.1	$42.3	$43.5

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$14.5	$15.1	$42.3	$43.5
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.4	1.4	1.2
Less: Maintenance capital expenditures attributable to Ciner Resources LP	0.8	1.2	3.4	2.9
Distributable cash flow attributable to Ciner Resources LP	$13.1	$13.5	$37.5	$39.4

Cash distribution declared per unit	$0.567	$0.567	$1.701	$1.698
Total distributions to unitholders and general partner	$11.4	$11.4	$34.2	$34.0
Distribution coverage ratio	1.15	1.18	1.10	1.15

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$19.5	$37.8	$45.2	$103.9
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.3)	(0.3)
Net change in working capital	9.0	(7.7)	37.3	(17.5)
Interest expense, net	0.9	0.9	2.6	2.7
Restructuring charges and other, net (included in selling, general and administrative expense)	—	—	0.7	—
Other non-cash items	(0.1)	(0.2)	(0.2)	(0.5)
Adjusted EBITDA	$29.2	$30.7	$85.3	$88.3
Less: Adjusted EBITDA attributable to non-controlling interest	14.7	15.6	43.0	44.8
Adjusted EBITDA attributable to Ciner Resources LP	$14.5	$15.1	$42.3	$43.5
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.4	1.4	1.2
Less: Maintenance capital expenditures attributable to Ciner Resources LP	0.8	1.2	3.4	2.9
Distributable cash flow attributable to Ciner Resources LP	$13.1	$13.5	$37.5	$39.4
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

Table of Content

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2017 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report, which could materially affect our business, financial condition or future results. During the nine months ended September 30, 2017, there were no material changes with respect to the risk factors disclosed in our 2016 Annual Report. The risks described in our 2016 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
3.1
Certificate of Limited Partnership of Ciner Resources LP dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP, effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)

3.7
Certificate of Formation of Ciner Resource Partners LLC, dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.8
Certificate of Amendment of the Certificate of Formation of Ciner Resource Partners LLC, effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.9
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.10
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC, dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

10.1
Ciner Resources Credit Agreement, dated as of August 1, 2017, among Ciner Resources LP, as borrower, PNC Bank, National Association, as administrative agent, swing line lender and an l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2017)

10.2
Ciner Wyoming Credit Agreement, dated as of August 1, 2017, among Ciner Wyoming LLC, as borrower, PNC Bank, National Association, as administrative agent, swing line lender and an l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2017)

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	November 6, 2017
		By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	November 6, 2017
		By:	/s/ Scott R. Humphrey
Scott R. Humphrey Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	November 6, 2017
		By:	/s/ Chris L. DeBerry
Chris L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)