Form 10-K
period 2017-12-31
Ciner Resources LP
filed 2018-03-09
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value, as of June 30, 2017, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($27.40 per common unit), was approximately $139.2 million.
The registrant had 19,725,696 common units and 399,000 general partner units outstanding at March 2, 2018, the most recent practicable date.
Documents Incorporated by Reference: None

CINER RESOURCES LP
ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K (“Report”) to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering (“IPO”), refer to Ciner Wyoming Holding Co., a Delaware company (“Ciner Holdings”) and its subsidiary, our predecessor for accounting purposes. References in this Report to “CINR,” the “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to Ciner Resources LP, a Delaware limited partnership, and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, a Delaware limited liability company and consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, a Delaware limited liability company and the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Holdings, which is a direct wholly-owned subsidiary of Ciner Resources Corporation, a Delaware corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc., a Delaware corporation (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All our soda ash processed is currently sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”) and Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”), both of which are our affiliates for export sales.
We include cross references to captions elsewhere in this Annual Report on Form 10-K, which we refer to as this “Report,” where you can find related additional information. The following table of contents tells you where to find these captions.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute “forward-looking statements” within the meaning of the United States securities laws. Forward-looking statements include the information concerning our possible or assumed future results of operations, reserve estimates, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and in some cases may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “seek,” “anticipate,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “may,” “will,” “could,” “should” or the negative of these terms or similar expressions. Examples of forward-looking statements include, but are not limited to, statements concerning cash available for distribution and future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. We have based our forward-looking statements on management’s beliefs and assumptions and on information currently available to us.
Forward-looking statements involve risks, uncertainties and assumptions. You should not put undue reliance on any forward-looking statements. After the date of this Report, we do not have any intention or obligation to update any forward-looking statement, whether as a result of new information or future events, and expressly disclaim any obligation to do so except as required by applicable law.
The risk factors discussed in Item 1A. “Risk Factors” and the factors discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” could cause our actual results to differ materially from those expressed in forward-looking statements. These factors should not be construed as exhaustive and there may also be other risks that we are unable to predict at this time. All forward-looking statements included in this Report are expressly accompanied and qualified in their entirety by these cautionary statements.

PART I
Item 1. Business

Overview
The Partnership was formed in April 2013 by Ciner Holdings. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming, which is one of the largest and lowest cost producers of natural soda ash in the world, serving a global market from our facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore consumed	4,001.3	4,050.4	4,040.3	3,869.5	3,921.5
Ore to ash ratio(1)	1.50: 1.0	1.50: 1.0	1.52: 1.0	1.52: 1.0	1.59: 1.0
Soda ash volume produced	2,666.9	2,695.3	2,662.9	2,543.9	2,461.5
Soda ash volume sold	2,705.4	2,735.7	2,655.4	2,548.3	2,492.2

(1)
Ore to ash ratio expresses the number of short tons of trona ore used to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

Trona, a naturally occurring soft mineral, is also known as sodium sesquicarbonate and consists primarily of sodium carbonate, or soda ash, sodium bicarbonate and water. We process trona ore into soda ash, which is an essential raw material in flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately one-quarter of global soda ash is produced by processing trona, with the remainder being produced synthetically through chemical processes. The processing of soda ash from trona is the cheapest manner in which to produce soda ash. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production.
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
Cost Advantages of Producing Soda Ash from Trona.    We believe that as a producer of soda ash from trona, we have a significant competitive advantage compared to synthetic producers of soda ash. The manufacturing and processing costs for producing soda ash from trona are lower than other manufacturing techniques partly because the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. Stronger economic conditions globally in 2017 have led to an increase in commodity prices in general. This trend has also led to an increase in the input costs of manufacturing synthetic soda ash last year. Also, our inland freight costs have been rising since 2014, likely at a faster pace than what has been experienced by our competitors in other regions of the world. In spite of this and based on our estimates and industry sources, we believe the average cost of production per short ton of soda ash (before freight and logistics costs) from trona is approximately 40% to 50% the cost per short ton of soda ash from synthetic production. In addition, synthetic producers of soda ash incur additional costs associated with storing or disposing of, or attempting to resell, the by-products the synthetic processes produce. Even after taking into account the higher freight costs associated with our soda ash exports, we believe we can be cost competitive with synthetic soda ash operations in most parts of the world, which are typically located closer to customers than we are. We believe that our competitive cost structure, including logistics costs, allows us to be competitive in many parts of the world on a landed cost basis.
Synergies created from Ciner Group.    Since Ciner Group’s acquisition of our business, Ciner Group is now the largest global producer of natural soda ash derived from trona-based sources, with production assets in both Turkey and the US.  Ciner Group has long-standing relationships with many global customers that we believe will improve our positioning with key customer accounts in North America and Europe.  Ciner Group also owns and operates port facilities in Turkey, and recently one of its other North American subsidiaries entered into an agreement to exclusively import soda ash into a port on the east coast of the US.  Ciner Corp, which is the exclusive sales agent for the Partnership, will serve as the exclusive marketer of that material. We believe by having access to that material, Ciner will be able to offer its customers an improved level of service, greater certainty of supply and over time lower our overall cost to serve.  In addition, we believe there are opportunities to leverage technologies across the group to enhance our relative competitive cost position.
Substantial Reserve Life from Significant Reserves.   As of December 31, 2017, Hollberg Professional Group (“HPG”), an independent mining and geological consulting firm, estimated we had proven and probable reserves of approximately 240.1 million short tons of trona, which is equivalent to 131.2 million short tons of soda ash. Based on our current mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona using current methods for approximately 60 years. Please see Item 1, Business, “Trona Reserves” for more information.
Certain Operational Advantages Compared to Other U.S. Trona-Based Producers. We believe we have certain operational advantages over other soda ash producers in the Green River Basin due to the operational characteristics of our facilities as described below. These advantages are manifested in our high productivity and efficiency rates.

•
Location of our mining beds and high purity trona.  Our mining beds are located 800 to 1100 feet below the surface, which is significantly closer to the surface than the mining beds of other operators in the Green River Basin. The relatively shallow depth of our beds compared to other Green River Basin trona mines contributes to favorable ground conditions and improved mining efficiency. We have a competitive advantage because we can mine and roof bolt continuously while mining. In addition, the trona in our mining beds has a higher concentration of soda ash as compared to the trona mined at other locations in the Green River Basin, which is typically imbedded or mixed with greater amounts of halite and other impurities. Our trona ore is generally composed of approximately 85% to 89% pure trona.

•
Advantageous facility layout.  Our surface site includes a high capacity network of ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration (“DECA”). Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 5.7% over the past five years. While other producers in the Green River Basin also utilize deca rehydration, our pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call “de-watering,” leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that “de-watered” pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing dry deca into our process has also reduced our energy consumption per short ton of soda ash produced. Please read “Risk Factors-Risks Inherent in Our Business and Industry-Mining development, exploration and processing operations pose numerous hazards and uncertainties that may negatively affect our business” for more information about this process.

Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2017, we used approximately 3.7 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.5 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality and our internal estimates. For the year ended December 31, 2017, we produced approximately 5,603 short tons of soda ash per employee. Based on historical production statistics we believe this production metric exceeds that of the other three operators in the Green River Basin.
Safety Is a Value and the Most Important Part Of Our Business. At Ciner we pride ourselves on our safety record, and we are continually one of the leaders in the U.S. Mining Industry in relation to low incident rates and workplace injuries. We maintain a rigorous safety program, which includes training programs, site audit programs and hazard identification programs. Ciner Corp and its affiliates, our employees and all contractors who operate our assets or work at our facility are involved in our safety programs. As a direct result of our commitment to safety we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, The Industrial Minerals Association-North America Safety Achievement Award (Large Category) three times, Safe Sam Award by the Wyoming Mining Association, and the Wyoming State Mine Inspector’s Large Mine award multiple times. In October 2016, we achieved 2,000,000 man hours without a lost time injury.  During the year ended December 31, 2017, our facility had two lost work day injuries and five recordable injuries as reported by MSHA.  We also boast and support some of the nation’s best rescue teams. Our mine rescue team has been National Mine Rescue Champions seven times, and our surface rescue team has won multiple competitions, including an international mine rescue competition, and has been an International Champion as well.
Stable Customer Relationships.    We have an extensive base of more than 70 domestic customers in industries such as flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high quality soda ash. For the year ended December 31, 2017, the majority of our domestic net sales were made to customers with whom we have done business for over ten years. We believe that these relationships lead to stable cash flows. We have a strong, long-standing relationship with our primary export customer, ANSAC. ANSAC is a cooperative that serves as the primary international distribution channel for us and two other U.S. manufacturers of trona-based soda ash. ANSAC is one of the largest purchasers and exporters of soda ash in the world and, as a result, is able to leverage its economies of scale in the markets it serves. We believe that our customer relationships lead to more stable cash flows and allow us to plan production activity more accurately.
Experienced Management and Workforce.    Our facility has been in continuous operation for over 50 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of Ciner Wyoming’s senior management team have more than 20 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 14.9 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows, allowing us to make quarterly cash distributions to our common unitholders and, over time, to increase those quarterly cash distributions. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on the Growing Demand for Soda Ash. Since 2013, we have invested just over $66.0 million for de-bottlenecking projects that have improved our production capacity by 249,000 tons per year. We intend to continue these efforts over the next several years by investing approximately $15.0 million to $20.0 million annually to grow our capacity up to 3,000,000 tons, which would be roughly an additional 330,000 tons over current production. We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively stable in the near future, overall worldwide demand for soda ash, based on third-party historical production statistics, is projected to grow from an estimated 57.1 million metric tons (equivalent to approximately 62.9 million short tons) in 2017 to almost 63.1 million metric tons (equivalent to approximately 69.5 million short tons) in 2022, which represents a compounded annual growth rate of 2.5%. Through ANSAC and our own exports, as well as our long-standing relationship with domestic customers, we believe that as global demand increases, we will be well positioned to maintain our market share in the principal markets in which we operate.
Continuous Improvement Initiatives to Lower Our Operating Expenses and Increase Utilization. We are working to build a culture of continuous improvement.  We implemented initiatives in 2017 to improve the consistency of our ore flow to the surface for processing into soda ash and revamped our preventive maintenance practices.  Both of these should lead to lowering our overall cost to produce and increase the consistency and overall output of our production.  We plan to continue more initiatives in 2018 with a focus on lowering our overall cost of production.

Leverage Our Sponsor’s Capability to Build a Global Soda Ash Brand.  When combining Ciner Wyoming’s production in Wyoming with Ciner Group’s two producing locations in Turkey, the Ciner Group globally produces more than 6.5 million tons, making it the world’s largest producer of low cost natural soda ash.  Our sponsor’s platform includes unique low cost technology, logistics assets including ports and bulk ships, and world class cost competitive production assets geographically located to serve most key markets around the world.  Starting in 2018, our sponsor has entered into an agreement for a new port on the eastern seaboard of the US to import soda ash for supply to select customers on the east coast.  Ciner Corp, which is the sales agent for the Partnership, will serve as the exclusive marketing agent for that material and will have inventory to ship from not only Wyoming, but also this new port on the east coast that will ultimately improve security of supply to our customers in the region.  We believe this will help Ciner Corp offer a unique value proposition to our customers and ultimately improve the cash flow and profitability of our domestic business.

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
Expand Operations Strategically.   In addition to capacity expansions and process improvements at our current facility, we plan to grow our business through various methods as they become available to us.  This would include acquisitions of other businesses that are involved in mining and processing minerals, such as soda ash, or logistics assets that could improve our efficiencies and grow our cash flows.
We can provide no assurance that we will be able to utilize our strengths described above. For further discussion of the risks that we face, see Item 1A, “Risk Factors.”
Our Organizational Structure
The following chart depicts our ownership structure as of March 2, 2018 and approximate ownership percentages:
On February 22, 2018, Akkan transferred its direct 100% ownership in Ciner Enterprises to KEW Soda, a U.K. company, which transferred such ownership to WE Soda, a U.K. company. WE Soda is 100% owned by KEW Soda, and KEW Soda is wholly owned by Akkan. This reorganization is a part of Ciner Group’s strategy to combine the global soda ash business under a common structure in the U.K.
Our Operations
Our Green River Basin surface operations are situated on approximately 880 acres in Wyoming, and our mining operations consist of approximately 23,500 acres of leased and licensed subsurface mining area. Our facility is accessible by both road and rail. We use seven large continuous mining machines and fourteen underground shuttle cars in our mining operations. Our processing assets consist of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.

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
RAILROAD

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of our leased and licensed subsurface mining area:

KNOWN SODIUM LEASING AREA (KSLA)
GREEN RIVER BASIN WYOMING

CINER WYOMING
GENESIS ALKALI
GENESIS ALKALI
TATA
SOLVAY
Bridger Power Line
Known Sodium Leasing Area (KSLA)
MILES
0 1 2 3 4 5
UPRR
I-80
I-80
UPRR
Mechanically Mineable Trona Area (MMTA)
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
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. “Deca”, short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009 we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our refining process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Primarily as a result of this process, we have been able to reduce our ore to ash ratio by 5.7% over the past five years. Please read “Risk Factors-Risks Inherent in Our Business and Industry-Mining development, exploration and processing operations pose numerous hazards and uncertainties that may negatively affect our business” for more information about this process.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. In 2017, we used approximately 3.7 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supplies of coal and natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in natural gas prices, we hedge a portion of our natural gas consumption requirements, which enables us to set the price for a portion of our forecasted natural gas purchases.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2017, we shipped approximately 95.6% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”), and our plant receives rail service exclusively from Union Pacific. Our agreement with Union Pacific expires on December 31, 2018 and there can be no assurance that it will be renewed on terms favorable to us or at all. The rail freight rate we are charged under our agreement increases annually based on a published index tied to certain rail industry metrics. If we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the year ended December 31, 2017 and 2016, we assisted the majority of our domestic customers in arranging their freight services. During 2017 and 2016, we had no shortfall payments and do not expect such payments in the future. We lease a fleet of more than 2,000 hopper cars that serve as dedicated modes of shipment to our domestic customers. For export, we ship our soda ash on unit trains consisting of more than 100 cars to two primary ports: Port Arthur, Texas and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. ANSAC provides logistics and support services for all of our export sales. For domestic sales, Ciner Corp provides similar services.
Customers
Our largest customer is ANSAC, which buys soda ash from us (through our sales agent) and other of its member companies for export to its customers. For the year ended December 31, 2017, ANSAC and CIDT accounted for approximately 44.7% and 16.5% of our net sales, respectively. No other individual customer accounted for more than 10% of our net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Corp, on our behalf, negotiates directly with, and we export to, customers in markets not served by ANSAC. In 2017, we had more than 70 domestic customers. During 2017, international sales were made through ANSAC as well as to CIDT, both of which are our export affiliates. We began selling soda ash in late 2016 to CIDT and continued into 2017.  These sales were in markets not served by ANSAC. Our current 2018 outlook does not anticipate any further sales to CIDT.
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

The following is a summary of the material terms of our leases and our license as of December 31, 2017:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31, 2017	Total Approximate Acreage as of December 31, 2017	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
License with Rock Springs	1	12,445 acres	N/A	Renewed until 2061	1962	8% of net sales (1)
Leases with the U.S. Government	4	7,934 acres	2018-2027	These leases will renew so long as we file an application for renewal with the Department of the Interior, Bureau of Land Management, within 90 days of expiration of the leases(2)	1961	6% of gross output
Leases with the State of Wyoming	5	3,079 acres	2019	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)	Royalty rate increase from 7% in 2014 to 8% in October 2015 is currently the subject of litigation in Wyoming. See Item 3, “Legal Proceedings,” for additional information.

(2)	Renewals are typically for ten-year periods.
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
Trona Reserves
As of December 31, 2017, we had estimated proven and probable reserves of approximately 240.1 million short tons, which is equivalent to 131.2 million short tons of soda ash. The estimates of our proven and probable reserves were prepared by HPG for the year ended December 31, 2017. Based on our current mining rate of 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona using current methods for approximately 60 years.
HPG calculated a mineral reserve estimate on our trona mineral assets, which are contained in beds 24 and 25 of the Green River Basin, at depths of 800 and 1100 feet below the surface, respectively. HPG estimates are based on geological data generated from historical exploration drill holes, borings within the mine space, and mine observations and measurements, including core samples. In addition, HPG reviewed and analyzed our reserve base maps and current mining plans, and developed a life of mine plan with respect to the predicted life of our reserves using a non-subsidence design.
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

For purposes of categorizing our proven reserves, HPG estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). For purposes of categorizing our probable reserves, HPG estimates applied exploration and mine measurements and drill hole data within a three-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, HPG reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2017.

In determining whether our reserves meet these proven and probable standards, HPG applied certain assumptions regarding the remaining life of our reserves, including, among other things, that:

•	our cost of products sold per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2017, which was approximately $79 per short ton of soda ash;

•
the weighted average net sales per short ton will remain consistent with our weighted average net sales price per short ton for three years ended December 31, 2017, which was approximately $180 per short ton of soda ash;

•	we will achieve an annual mining rate of approximately 4.0 million short tons of trona;

•	we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;

•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash, excluding our deca rehydration recovery process);

•	our run-of-mine ore estimate contains dilution from the mining process;

•	we will, in approximately 20-30 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9.5 to 10 feet;

•	we will, within the next one to six years, conduct “two-seam mining,” which means to perform continuous mining simultaneously on beds 24 and 25 in close proximity;

•
our mining costs will remain consistent with 2017 levels until we begin two-seam mining at which time our mining costs may increase as much as 50% for those short tons that are mined using that method;

•	our processing costs will remain consistent with 2017 levels;

•	we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;

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
The following table presents our estimated proven and probable trona reserves at December 31, 2017:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with Rock Springs	59.4	88.8%	57.7	89.0%	117.1	63.9
Leases with the U.S. Government	50.1	89.0%	47.9	88.7%	98.0	53.5
Leases with the State of Wyoming	6.9	89.4%	18.1	88.7%	25.0	13.7
Total(5)	116.4	88.9%	123.7	88.9%	240.1	131.1

(1)	For purposes of these estimates, the minimum grade for reported tonnage is 85%.

(2)
The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 88.9%. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2017, which was approximately $180 per short ton of soda ash.

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
Competition
Soda ash is a commodity natural resource traded globally with numerous producers and consumers worldwide. We compete with both North American and international soda ash producers, including Ciner Group’s Turkish operations. There are two ways to consider how we compete: (1) versus our fellow North American competitors; and (2) versus our worldwide competitors. Against our principal North American competitors, which include subsidiaries of Genesis, Solvay and Tata in the Green River Basin and Searles Valley Minerals in California, we believe we have a number of competitive advantages, including operational advantages that improve our relative cost position, life of our mineral reserves, our strong safety record, customer relationships and an experienced management team and workforce. Against our principal worldwide competitors, Solvay, Tata and various Chinese producers, virtually all of their production is manufactured from synthetic processes and we believe, as a producer of soda ash from trona, we have competitive advantages, even after considering the fact that we generally have higher logistics costs to move the soda ash from Wyoming to regions around the world. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. See “Our Competitive Strengths” above for additional information.
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
Resource Conservation and Recovery Act
The federal Resource Conservation and Recovery Act, or RCRA, and analogous state laws, impose requirements for the careful generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. Based on the amount of hazardous waste our operations generate (less than 100 kilograms per month), we have been classified under RCRA as a conditionally exempt small quantity generator.
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
Climate Change Legislation and Regulations
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources, including soda ash processors like us. We are monitoring and reporting GHG emissions from our operations, and we believe we are in substantial compliance with the rules. In the past, the U.S. Congress has considered, but not enacted, legislation that would impose requirements to reduce emissions of GHGs. The State of California has enacted regulations establishing a so-called GHG “cap-and-trade” system designed to reduce GHG emissions. Our operations are not currently subject to any federal or state requirement to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting, or otherwise imposing a tax or financial penalty for, emissions of GHGs from our equipment and operations might be material to our results of operations or financial conditions.
Wyoming Department of Environmental Quality—Land Quality Division
Our operations are subject to oversight by the Land Quality Division of the Wyoming Department of Environmental Quality. In particular, our principal mine permit issued by the Land Quality Division requires us to “self-bond” for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As of December 31, 2017, the amount of the self-bond was $32.9 million. The amount of the bond is subject to change based upon periodic re-evaluation by the Land Quality Division. Also, our ability to self-bond may be impacted by future legislation. Please see Item IA, “Risk Factors--Risks Inherent in Our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.” for more information.
Mining and Workplace Safety
The U.S. Mine Safety and Health Administration, or MSHA, is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections annually for our entire facility. In 2016, we had two citations issued by MSHA that resulted in a shutdown of a portion of our operations and loss of production; however, these citations have since been vacated and no assessment was levied.

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

Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2017, our facility had two lost work-day injuries and five recordable injuries as reported by MSHA. Over the five years ended December 31, 2017, the Green River Basin facility averaged 1.6 lost work day injuries per year and averaged 5.4 recordable injuries per year as reported by MSHA, which we believe to be better than the industry average.
Employees/Labor Relations
The personnel who operate our assets are employees of Ciner Corp and its affiliates. Under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. As of December 31, 2017, Ciner Corp and its affiliates had approximately 476 full-time employees, of which 426 are employees that operate the mine at our facility in the Green River Basin. None of these employees was covered by a collective bargaining agreement as of December 31, 2017, and we did not experience any labor strikes or other significant labor problems during 2017.

In addition, under the Services Agreement, dated October 25, 2015, among the Partnership or General Partner and Ciner Corp (the “Service Agreement”), Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services.
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

•	present more than two years of audited financial statements, selected financial data and related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report;

•	comply with certain new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB;

•	comply with certain new audit rules adopted by the PCAOB after April 5, 2012, unless the SEC determines otherwise;

•	provide disclosures regarding executive compensation required of larger public companies; or

•	obtain unitholder approval of any golden parachute payments not previously approved.
We will cease to be an emerging growth company when any of the following conditions apply:

•	we have $1.07 billion or more in annual revenues;

•	at least $700 million in market value of our common units are held by non-affiliates;

•	we issue more than $1.0 billion of non-convertible debt over a three-year period; or

•	the last day of the fiscal year following the fifth anniversary of our initial public offering has passed.
        In addition, an emerging growth company can delay its adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we have made the irrevocable election to “opt out” of such extended transition period, and as a result, we will comply with any new or revised accounting standards on the relevant dates on which non-emerging growth companies must adopt such standards. December 31, 2018 will be the latest date that we will be an emerging growth company.

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
We may not have sufficient available cash each quarter to pay the quarterly distribution at the current distribution level of $0.5670 per unit, or $2.268 per unit on an annualized basis, at the minimum quarterly distribution level, or at all. In order to pay the quarterly distribution at the current distribution level, we will require available cash of approximately $11.4 million per quarter, or $45.6 million per year, based on the number of common and general partner units currently outstanding.
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
Most soda ash is sold inclusive of transportation costs, which make up a substantial portion of the total delivered cost to the customer. We transport our soda ash by rail or truck and ocean vessel. As a result, our business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make our soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Our rail freight rates may increase year-over-year. Also, we may be unable to pass on our freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces.
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

Furthermore, from time to time international competition authorities have conducted inquiries into the potentially anti-competitive nature of ANSAC’s activities. The Secretariat of Economic Law of the Ministry Justice of Brazil has commenced an investigation into ANSAC’s activities in Brazil. Ciner Corp and the two other members of ANSAC have been named in these investigations. An unfavorable outcome in any such investigation could result in our having to pay fines or penalties, either on behalf of Ciner Corp or through ANSAC, or otherwise adversely affect the ability of ANSAC to continue serving export markets. In the event of an unfavorable outcome in any such investigation, the withdrawal of one or more members of ANSAC or the dissolution of ANSAC, we could be forced to use alternative methods to facilitate additional direct export sales and may be obligated to pay our respective portion of the net assets or deficit of the cooperative. Any of these developments could lead us to incur additional costs and may result in lower pricing for our export sales, which could have a negative impact on our results of operations, financial condition and our ability to distribute cash to our unitholders. For more information about ANSAC, see Item 1, “Business—Customers.”
An increase in natural gas prices, or an interruption in our natural gas supply, would negatively impact our competitive cost position when compared to other foreign and domestic soda ash producers.
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00. For the years ended December 31, 2017 and 2016, the average monthly Henry Hub natural gas settlement prices were $2.99 and $2.52 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
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
For the year ended December 31, 2017, approximately 95.6% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2018. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2017, we shipped approximately 95.6% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2018. There can be no assurance that this contract will be renewed on terms favorable to us or at all. For the year ended December 31, 2017 and 2016, we assisted the majority of our domestic customers in arranging their freight services. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 140 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement.
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
From 2016 to 2017, our international sales of soda ash as a percentage of total sales increased from 59.5% to 61.2%. Our gross margin for international sales is lower than our gross margin for domestic sales because our average price of soda ash sold internationally is lower than our average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
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
Increased use of glass substitutes or recycled glass in the container industry could have a material adverse effect on our results of operations and financial condition. Container glass production is one of the principal end markets for soda ash. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Demand for soda ash by the glass container industry has generally declined over the last ten years. We believe that the use of containers made with alternative materials such as plastic and aluminum will continue to affect negatively the growth in domestic demand for soda ash.
We are exposed to trade credit risk in the ordinary course of our business activities.
We extend credit to our customers as a normal part of our business and as such are subject to the credit risk of our customers, including the risk of loss resulting from nonpayment or nonperformance. Typical industry contract terms are net 30 days from the date of shipment for domestic U.S. customers and 120-150 days from the date of shipment for international customers. We have experienced nonperformance by our customers and counterparties in the past, and we take reserves for accounts more than 90 days past due. We have offered extended credit terms to our affiliate, CIDT, and charge interest on its past due receivables and as such have not taken any reserves against affiliate receivables. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Our credit procedures and policies may not be adequate to eliminate customer credit risk, and we may not adequately assess the creditworthiness of existing or future customers. In addition, even if our procedures work properly, our customers may experience unanticipated deterioration of their creditworthiness. Material nonpayment or nonperformance by our customers could have a material adverse effect on our financial condition and results of operations and on our ability to distribute cash to our unitholders.
We face intense competition, including from companies that have capital resources greater than ours and that have more diversified operations.
We face competition from a number of soda ash producers in the United States, Europe and Asia, some of which have greater market share and greater financial, production and other resources than we do. Some of our competitors are diversified global corporations that have many lines of business. Some of our competitors have greater capital resources and may be in a better position to withstand a long term deterioration in the soda ash market. Other competitors, even if smaller in size, may have greater experience and stronger relationships in their local markets. Competitive pressures could make it more difficult for us to retain our existing customers and attract new customers, which could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to our unitholders. Competition could also intensify the negative impact of factors that decrease demand for soda ash in the markets we serve, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of soda ash. In addition, China is the largest producer of synthetic soda ash in the world and historically has exported only a small percentage of its production. If Chinese producers, which we believe are supported by government subsidies, and other producers were to begin producing significantly more quantities of soda ash than are produced today then the supply of soda ash in the global market could materially increase and put downward pressure on pricing.
Unfavorable economic conditions may reduce demand for our products, which could adversely affect our results of operations.
Worldwide soda ash demand correlates to global economic growth. Worsening economic conditions or factors that negatively affect the economic health of the United States and other parts of the world into which we or ANSAC sells soda ash could reduce our revenues and adversely affect our results of operations. We believe that deterioration of economic conditions or a prolonged period of economic weakness would have an adverse impact on our results of operations, business and financial condition, as well as our ability to distribute cash to our unitholders.
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
Our reserve estimates may vary substantially from the actual amounts of minerals we are be able to recover economically from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to:

•	future prices of soda ash, mining and production costs, capital expenditures and transportation costs;

•	future mining technology and processes;

•	the effects of regulation by governmental agencies; and

•	geologic and mining conditions, which may not be identified by available exploration data and may differ from our experiences in areas where we currently mine.
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
On August 1, 2017 Ciner Wyoming entered into a $225.0 million senior unsecured revolving credit facility (the “Ciner Wyoming Credit Facility”). The Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to:

•	make distributions on or redeem or repurchase its units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with affiliates of Ciner Wyoming;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Ciner Wyoming Credit Facility also contains covenants requiring Ciner Wyoming to maintain certain financial ratios. Ciner Wyoming is subject to a consolidated interest coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 3.00 to 1.00 and a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not greater than 3.00 to 1.00. Ciner Wyoming’s ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that Ciner Wyoming will meet those ratios and tests.
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
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Rock Springs. As of December 31, 2017, leases covering approximately 14.5% of our acreage are scheduled to expire over the next five years. If we are not able to renew our leases and license, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders. Each of those leases and the license requires that minimum royalties or annual rentals be paid regardless of production levels. If our operations do not meet production goals, then it could have an adverse effect on our ability to pay cash distributions due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the corresponding net sales.
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
Acquisitions are a component of our growth strategy. We can offer no assurance that we will be able to identify any acquisition opportunities, that we will be able to grow our business through acquisitions, or that any assets or business we acquire will perform in accordance with our expectations or that our assessment concerning the value, strengths and weaknesses of assets or business acquired will prove to be correct. We have not made any acquisitions in the past, and there are currently a limited number of producers in North America with businesses similar to ours and potentially legal and regulatory hurdles, such as extensive evaluation under antitrust laws to determine whether the acquisition would be permissible. In connection with future acquisitions, if any, we may incur debt and contingent liabilities, increased interest expense and amortization expense and significant charges relative to integration costs. In addition, our financial condition and results of operations would be adversely affected if we overpay for acquisitions.
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

Moreover, based on the projected rate at which we are expected to continue to produce soda ash via deca rehydration, it is estimated that around the end of 2020 we could need to produce approximately 200,000 short tons of soda ash per year by other means, which would require additional and material capital expenditures and may increase production costs, shorten the reserve life of our mine and increase our ore-to-ash ratio.
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
On August 1, 2017, the Partnership entered into a $10.0 million senior secured revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability (and the ability of our subsidiaries, including Ciner Wyoming) to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with our affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Revolving Credit Facility also contains a covenant requiring us to maintain a consolidated leverage ratio (as defined in the Revolving Credit Facility) of not greater than 3.00 to 1.00 and a consolidated interest coverage ratio of not less than 3.00 to 1.00. Our ability to meet that financial ratio and test can be affected by events beyond our control, and we cannot assure you that we will meet that ratio and test.
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
The adoption of climate change legislation at the global, federal, state or local level could result in increased operating costs and reduced demand for the soda ash we produce.
Many nations have agreed to limit emissions of “greenhouse gases,” or GHGs, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of coal, oil, natural gas and refined petroleum products, are GHGs regulated by the Kyoto Protocol. The United States signed, but did not ratify, the Kyoto Protocol. In December 2015, the United States was one of 195 countries to sign the so-called Paris Agreement. The Paris Agreement came into effect in November 2016. However, in June 2017, the Trump administration announced plans to withdraw from the Paris Agreement. President Trump also issued an executive order on promoting energy independence and economic growth. Recently, the EPA issued a report covering plans on how to implement the president’s executive order including plans to review and possibly repeal all greenhouse-gas related regulations, including the Clean Power Plan.
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
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the Wyoming Department of Environmental Quality (“WDEQ”) allows us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2017, the amount of our self-bond agreement with the WDEQ was $32.9 million. The Land Quality Division of the WDEQ periodically re-evaluates the amount of the bond; so the current amount is subject to increase. Currently, the Land Quality Division of the WDEQ is considering legislation that would limit self-bonding to no more than 70% of the required financial assurances. If such legislation is passed and becomes applicable to trona operations we may be required to purchase a surety bond for an amount up to the total reclamation costs.
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

•
our general partner controls the enforcement of obligations that it and its affiliates owe to us, including Ciner Corp’s obligations under the services agreement, dated October 25, 2015, among the Partnership, or general partner and Ciner Corp “the Service Agreement” and its commercial agreement with us;

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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 662/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of March 2, 2018, Ciner Holdings owned 14,551,000 common units, which constitutes an aggregate of 73.8% of the common units in us.

Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets or otherwise without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of Ciner Enterprises or, another entity that controls Ciner Enterprises, to transfer or otherwise dispose of the corresponding indirect ownership interest in our general partner to a third party. In such a situation, the new owner of our general partner would be in a position to replace the board of directors and executive officers of our general partner with its own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of our unitholders.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 2, 2018, Ciner Holdings owned an aggregate of 73.8% of our common units.
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
We are classified as an emerging growth company. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for emerging growth companies, including certain requirements relating to accounting standards and compensation disclosure. For as long as we are an emerging growth company, unlike other public companies, we will not be required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002; (2) comply with any new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise; (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold unitholder advisory votes on executive compensation. We have chosen to “opt out” of the extended transition period for complying with new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. The JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential unitholders could lose confidence in our financial reporting, which would harm our business and the trading price of our units.
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
As a publicly-traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to becoming public. In addition, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and the NYSE, require publicly-traded entities to adopt various corporate governance practices that further increase our costs. These compliance requirements and costs will further increase once we are no longer an “emerging growth company,” as defined in the JOBS Act, which will occur December 31, 2018 at the latest, as we will need to comply with additional disclosure and reporting requirements, including an attestation report on internal control over financing reporting as of December 31, 2018 issued by our independent registered public accounting firm, and providing additional information regarding executive compensation in our Form 10-K for the period ended December 31, 2018. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly-traded partnership. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a public company.
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
If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and we would also likely pay additional state and local income taxes at varying rates. Distributions to our unitholders would generally be taxed again as corporate distributions, which would be taxable as dividends for U.S. federal income tax purposes to the extent paid out of our current or accumulated earnings and profits as determined for U.S. federal income tax purposes, and no income, gains, losses, deductions or credits recognized by us would flow through to our unitholders. Because tax would be imposed upon us as a corporation, our cash available for distribution to our unitholders would be substantially reduced.
At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise or other forms of taxation. Imposition of a material amount of any of these taxes in the jurisdictions in which we own assets or conduct business could substantially reduce the cash available for distribution to our unitholders.
If we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the target distribution amounts may be adjusted to reflect the impact of that law on us.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. For example, from time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including elimination of partnership tax treatment for publicly traded partnerships.
We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. and could negatively impact the value of an investment in our common units.

In addition, Treasury Regulations under Section 7704(d)(1)(E) of the Code that apply to taxable years beginning on or after January 19, 2017 interpret the scope of the qualifying income requirement for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying satisfies the requirements under these regulations. However, there are no assurances that the regulations will not be revised to take a position that is contrary to our interpretation of current law.
Unitholders are required to pay taxes on their respective shares of our income even if they do not receive any cash distributions from us.
Each unitholder is treated as a partner to whom we will allocate taxable income even if the unitholder does not receive any cash distributions from us. Unitholders are required to pay U.S. federal income taxes and, in some cases, state and local income taxes, on their respective shares of our taxable income, whether or not they receive cash distributions from us. Our unitholders may not receive cash distributions from us equal to their respective shares of our taxable income or even equal to the actual tax due from them with respect to that income.
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
Unitholders may be subject to limitations on their ability to deduct interest expense we incur.
Pursuant to recently enacted legislation our ability to deduct business interest expense will be limited for federal income tax purposes to an amount equal to our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.
Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or “IRAs”, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them.

Tax-exempt entities with multiple unrelated trades or businesses cannot aggregate losses from one unrelated trade or business to offset income from another to reduce total unrelated business taxable income. As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in us to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding with respect to income and gain from owning our common units.
Non-U.S. persons are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and, under recently enacted legislation, any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to federal income tax on the gain realized from the sale or disposition of that unit.
Recently enacted legislation also imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been issued. Non-U.S. persons should consult a tax advisor before investing in our common units.
If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and our cash flow available for distribution to our unitholders might be substantially reduced.
The IRS may adopt positions that differ from the conclusions of our counsel expressed in this Annual Report or from the positions we take, and the IRS’s position may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.
Legislation applicable to partnership tax years beginning after 2017 alters the procedures for auditing large partnerships and for assessing and collecting taxes due (including penalties and interest) as a result of a partnership-level federal income tax audit. If the IRS makes audit adjustments to our partnership tax returns, to the extent possible under the new rules our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the unitholders did not own units in us during the tax year under audit.
We treat each purchaser of our common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.
Because we cannot match transferors and transferees of common units, our depreciation, depletion and amortization positions may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to a unitholder’s tax returns.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects our proration method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, the unitholder would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
Because there is no tax concept of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Our unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.
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
As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is a unitholder’s responsibility to file all U.S. federal, foreign, state and local tax returns.
Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could have a material effect on our balance sheet, revenue and result of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.
Our accounting and financial reporting policies conform to GAAP, which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC and our independent registered public accounting firm. Such new financial accounting standards may result in significant changes that could adversely affect our financial condition and results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes nearly all existing GAAP regarding revenue recognition. In February 2016, the FASB issued ASU 2016-02, Leases, which requires all operating leases with lease terms longer than twelve months be recorded as lease assets and lease liabilities on our consolidated balance sheets. Implementing changes required by new standards, requirements or laws likely will require a significant expenditure of time, attention and resources. It is impossible to completely predict the impact, if any, on us of future changes to accounting standards and financial reporting and corporate governance requirements.

Refer to Note 2 “Summary of Significant Accounting Policies - Recently Issued Accounting Pronouncements” of the Notes to the Consolidated Financial Statements for further discussion of these new accounting standards, including the implementation status and potential impact to our consolidated financial statements.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the New York Stock Exchange ("NYSE") under the symbol “CINR.” As of March 2, 2018, Ciner Holdings owned 14,551,000 common units. The closing sales price of our common units on NYSE on March 2, 2018 was $27.20. Ciner Holdings has approximately 74% ownership interest in us and the public owned 5,026,979 common units which constitutes an approximately 25% ownership interest in us. There are nine record holders of our outstanding common units as of March 2, 2018.
The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common units and cash distributions declared per unit.

	Sales Price per Common Units		Quarterly Cash Distribution Declared per Unit	Distribution Date	Record Date
Quarter Ended	High	Low
2017
Fourth Quarter	$26.25	$24.16	$0.5670	2/27/2018	2/12/2018
Third Quarter	27.97	23.57	0.5670	11/20/2017	11/6/2017
Second Quarter	29.30	27.00	0.5670	8/21/2017	8/7/2017
First Quarter	32.22	27.23	0.5670	5/15/2017	5/1/2017

2016
Fourth Quarter	$32.00	$28.36	$0.5670	2/13/2017	1/31/2017
Third Quarter	39.10	27.51	0.5670	11/11/2016	10/28/2016
Second Quarter	30.61	25.26	0.5670	8/12/2016	7/29/2016
First Quarter	26.45	18.81	0.5640	5/13/2016	4/29/2016
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
Quarterly Distributions
On February 1, 2018, the Partnership declared its fourth quarter 2017 quarterly distribution. The quarterly cash distribution of $0.5670 per unit was paid on February 27, 2018 to unitholders of record on February 12, 2018.
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
During the three months ended December 31, 2017, the Partnership did not repurchase any of its equity securities.

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

Statement of operations data:	For the years ended December 31,
(In millions, except per unit data)	2017	2016	2015	2014	2013
Results of Operations:
Net sales	$497.3	$475.2	$486.4	$465.0	$442.1
Cost of products sold, including freight costs, depreciation, depletion and amortization expense	383.8	361.7	356.1	347.7	349.0
Selling, general and administrative expenses	22.4	23.3	20.0	20.3	13.2
Impairment and loss on disposal of assets, net	1.6	0.3	0.2	1.0	—
Operating income	89.5	89.9	110.1	96.0	79.9
Total other income/(expense), net	(3.1)	(3.6)	(3.9)	(4.1)	(2.2)
Income before provision for income taxes	86.4	86.3	106.2	91.9	77.7
Provision for income taxes(3)	—	—	—	—	7.1
Net income	$86.4	$86.3	$106.2	$91.9	$70.6
Net income attributable to non-controlling interest	44.8	44.9	54.7	47.4	44.3
Net income attributable to Ciner Resources LP	$41.6	$41.4	$51.5	$44.5	$26.3
Less: Predecessor net income prior to initial public offering on September 18, 2013	—	—	—	—	13.3
Net income attributable to Ciner Resources LP subsequent to initial public offering	$41.6	$41.4	$51.5	$44.5	$13.0
Net income per limited partner unit:
Net income per limited partner unit (basic)	$2.08	$2.08	$2.58	$2.23	$0.65
Net income per limited partner unit (diluted)	$2.07	$2.08	$2.58	$2.23	$0.65
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.6	19.6	19.6	19.6	19.6
Weighted average limited partner units outstanding (diluted)	19.7	19.6	19.6	19.6	19.6
Cash distribution declared per unit (1)	$2.27	$2.27	$2.19	$2.06	$0.57
Adjusted EBITDA (2)	$120.1	$116.5	$133.9	$120.5	$104.4
Distributable cash flow (1)(2)	$52.0	$50.4	$56.8	$53.5	$14.0
Distribution coverage ratio (1)(2)	1.14	1.10	1.27	1.29	1.23

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

(3)
The Partnership is a limited partnership and generally is not subject to federal or certain state income taxes. The Predecessor was subject to income taxes, and as such, the year ended December 31, 2013 (prior to IPO), includes income tax expense of the Predecessor.

Balance sheet data (at period end):	As of December 31,
(In millions)	2017	2016	2015	2014	2013
Total assets	$453.2	$413.1	$423.2	$447.4	$442.2
Long-term debt	138.0	89.4	110.0	145.0	155.0
Partners’ capital attributable to Ciner Resources LP	148.4	153.3	156.0	147.6	144.6
Non-controlling interests	99.8	105.9	107.2	100.9	96.7
Total equity	248.2	259.2	263.2	248.5	241.3

Cash flow data (at period end):
(In millions)	For the years ended December 31,
Cash provided by (used in):	2017	2016	2015	2014	2013
Operating activities	$79.3	$128.3	$150.2	$106.1	$100.3
Investing activities (primarily capital expenditures)	(24.7)	(25.3)	(35.7)	(27.2)	(16.2)
Financing activities	(44.1)	(103.7)	(125.1)	(94.8)	(59.9)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References
References in this Annual Report on Form 10-K (“Report”) to the “Predecessor,” “we,” “our,” “us,” or like terms, when used in a historical context (periods prior to September 18, 2013, the closing date of our initial public offering (“IPO”), refer to Ciner Wyoming Holding Co., a Delaware company (“Ciner Holdings”) and its subsidiary, our predecessor for accounting purposes. References in this Report to “CINR,” the “Partnership,” “we,” “our,” “us,” or like terms, when used in the present tense or prospectively (starting September 18, 2013), refer to Ciner Resources LP, a Delaware limited partnership, and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, a Delaware limited liability company and consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, a Delaware limited liability company and the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Holdings, which is a direct wholly-owned subsidiary of Ciner Resources Corporation, a Delaware corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc., a Delaware corporation (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All our soda ash processed is currently sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”) and Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”), both of which are our affiliates for export sales.
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
Soda ash demand in international markets has continued to grow in conjunction with GDP. We expect that future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. However, in the near term, new supply coming on-line, primarily in Turkey, may exceed any new growth in demand and could have an impact on international pricing.
Sales Mix
We expect to grow our domestic market share in the near future while also remaining focused on international markets. Our operations have been and continue to be sensitive to fluctuations in freight and shipping costs and changes in international prices, which have historically been more volatile than domestic prices. Our gross profit will be impacted by the mix of domestic and international sales as a result of changes in input costs and our average selling prices.
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
See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio for the years ended December 31, 2017, 2016 and 2015, was 1.50: 1.0, 1.50: 1.0 and 1.52: 1.0, respectively.
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
Union Pacific is our largest provider of domestic rail freight services and accounted for 74.3%, 83.1% and 83.9% of our total freight costs for the years ended December 31, 2017, 2016 and 2015, respectively. The decline in the percentage of freight that is related to Union Pacific is due to the increase in international freight services. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so in the future.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00. The average monthly Henry Hub natural gas settlement prices for the years ended December 31, 2017 and 2016, were $2.99 and $2.52 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
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
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. On October 23, 2015, the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, it reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
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

The following tables set forth our results of operations for the years ended December 31, 2017, 2016 and 2015.

	Years Ended December 31,
(In millions; except for operating and other data section)	2017	2016	2015
Net sales	$497.3	$475.2	$486.4
Cost of products sold:
Cost of products sold	211.0	216.0	210.3
Depreciation, depletion and amortization expense	27.1	26.1	23.7
Freight costs	145.7	119.6	122.1
Total cost of products sold	383.8	361.7	356.1
Gross profit	113.5	113.5	130.3
Operating expenses:
Selling, general and administrative expenses	22.4	23.3	20.0
Impairment and loss on disposal of assets, net	1.6	0.3	0.2
Total operating expenses	24.0	23.6	20.2
Operating income	89.5	89.9	110.1
Other income/(expenses):
Interest income	1.7	—	—
Interest expense	(4.6)	(3.6)	(4.0)
Other - net	(0.2)	—	0.1
Total other income/(expense), net	(3.1)	(3.6)	(3.9)
Net income	$86.4	$86.3	$106.2
Net income attributable to non-controlling interest	44.8	44.9	54.7
Net income attributable to Ciner Resources LP	$41.6	$41.4	$51.5

Operating and Other Data:
Trona ore consumed (thousands of short tons)	4,001.3	4,050.4	4,040.3
Ore to ash ratio(1)	1.50: 1.0	1.50: 1.0	1.52: 1.0
Soda ash volume produced (thousands of short tons)	2,666.9	2,695.3	2,662.9
Soda ash volume sold (thousands of short tons)	2,705.4	2,735.7	2,655.4
Adjusted EBITDA(2)	$120.1	$117.1	$135.0

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations

The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions, except per ton data)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Net sales ($ in millions):
Domestic	$192.8	$192.6	$194.0	0.1%	(0.7)%
International	$304.5	$282.6	$292.4	7.7%	(3.4)%
Total net sales	$497.3	$475.2	$486.4	4.7%	(2.3)%
Sales volumes (thousands of short tons):
Domestic (thousands of short tons)	877.4	888.3	851.9	(1.2)%	4.3%
International (thousands of short tons)	1,828.0	1,847.4	1,803.5	(1.1)%	2.4%
Total soda ash volume sold (thousands of short tons)	2,705.4	2,735.7	2,655.4	(1.1)%	3.0%
Average sales price (per short ton):
Domestic	$219.74	$216.77	$227.78	1.4%	(4.8)%
International	$166.58	$152.99	$162.11	8.9%	(5.6)%
Average	$183.82	$173.70	$183.18	5.8%	(5.2)%
Percent of net sales:
Domestic sales	38.8%	40.5%	39.9%
International sales	61.2%	59.5%	60.1%
Total percent of net sales	100.0%	100.0%	100.0%
2017 compared to 2016
Consolidated Results
Net sales. Net sales increased by 4.7% to $497.3 million for the twelve months ended December 31, 2017 from $475.2 million for the twelve months ended December 31, 2016, driven by an increase in total average sales price of 5.8%, partially offset by a decrease in soda ash volumes sold of 1.1%. The increased international average sales price reflects the increase in freight costs driven by higher non-ANSAC export sales volume, primarily to CIDT. The decrease in sales volumes are primarily due to lower production output compared to the prior period.
Cost of products sold. Cost of products sold, including freight costs, depreciation, depletion and amortization expense, increased by 6.1% to $383.8 million for the twelve months ended December 31, 2017 from $361.7 million for the twelve months ended December 31, 2016, primarily due to an increase in freight costs of 21.8% to $145.7 million for the twelve months ended December 31, 2017, compared to $119.6 million for the twelve months ended December 31, 2016. The increase in freight costs was driven by higher non-ANSAC export sales volumes, primarily to CIDT. The higher incremental freight costs on non-ANSAC export sales is also reflected in the higher average international sales price. In the twelve months ended December 31, 2016, international sales primarily consisted of transactions to ANSAC. During the twelve months ended December 31, 2017 we also had higher maintenance expense that was partially offset by lower employee benefit costs, primarily resulting from changes to our postretirement plan.
Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 3.9% to $22.4 million for the twelve months ended December 31, 2017, compared to $23.3 million for the twelve months ended December 31, 2016. The decrease was primarily driven by lower selling and administrative fees relating to our affiliate, ANSAC, and a higher proportion of employee time spent on Ciner Corp related activities in 2017.
Impairment and loss on disposal of assets, net. During the twelve months ended December 31, 2017, we incurred a $1.6 million asset impairment charge relating to certain assets, which became obsolete as a result of energy sourcing initiatives at our Wyoming facility.
Gross profit. Gross profit remained flat at $113.5 million for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Operating income.  As a result of the foregoing, operating income decreased slightly by 0.4% to $89.5 million for the twelve months ended December 31, 2017, compared to $89.9 million for the twelve months ended December 31, 2016.

Net income.  As a result of the foregoing, net income increased slightly by 0.1% to $86.4 million for the twelve months ended December 31, 2017, compared to $86.3 million for the twelve months ended December 31, 2016.

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
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense, increased by 1.6% to $361.7 million for the year ended December 31, 2016 from $356.1 million for the year ended December 31, 2015, primarily as a result of the following:
•an increase of 27.4% in materials costs to $18.6 million for year ended December 31, 2016, compared to $14.6 million for the year ended December 31, 2015, due primarily to the 3.0% increase in soda ash volumes sold, as well as an increase in the DECA harvesting costs during 2016 compared to 2015;
•an increase of 16.1% in royalties paid to $25.2 million for the year ended December 31, 2016, as compared to $21.7 million for the year ended December 31, 2015, driven by increased sales volumes and increased royalty rates beginning in fourth quarter 2015 for both federal leases and license with Rock Springs. The federal royalty rate increased to 6% from 4% as a result of the Helium Stewardship Act of 2013 expiring in September 2015 and the royalty rate for the license with Rock Springs increased to 8% from 7%; partly offset by
•a decrease of 2.0% in freight costs to $119.6 million for the year ended December 31, 2016, as compared to $122.1 million for the year ended December 31, 2015, due primarily to lower volumes sold into the Europe market during the year 2016 versus 2015.
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
Our sources of liquidity include:
•cash generated from our operations;
•Approximately $75.4 million ($225.0 million, less $138.0 million outstanding and less standby letters of credit of $11.6 million) is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of December 31, 2017, subject to availability; during the twelve months ended December 31, 2017, we had borrowings of $88.5 million on the Ciner Wyoming Credit Facility, offset by repayments of $28.5 million; and
•$10.0 million available for borrowing under the Revolving Credit Facility as of December 31, 2017, subject to availability.

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
On February 1, 2018 the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the fourth quarter of 2017 of $0.5670 per unit was paid on February 27, 2018 to unitholders of record on February 12, 2018. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3, “Net income per unit and cash distribution”, for more information.
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of December 31, 2017, we had a working capital balance of $127.7 million as compared to a working capital balance of $80.6 million as of December 31, 2016.
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
The following table below summarizes our capital expenditures, on an accrual basis:

	Years Ended December 31,
($ in millions)	2017	2016	2015
Maintenance	$11.1	$10.7	$16.1
Expansion	10.8	15.5	18.0
Total	$21.9	$26.2	$34.1

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Cash provided by (used in):
Operating activities	$79.3	$128.3	$150.2	(38.2)%	(14.6)%
Investing activities	(24.7)	(25.3)	(35.7)	(2.4)%	(29.1)%
Financing activities	(44.1)	(103.7)	(125.1)	(57.5)%	(17.1)%

Operating Activities
Our operating activities during the twelve months ended December 31, 2017 provided cash of $79.3 million, a decrease of 38.2% from the $128.3 million cash provided during the twelve months ended December 31, 2016, primarily as a result of the following:

•
$37.8 million of working capital used in operating activities during the twelve months ended December 31, 2017, compared to $14.2 million of working capital provided by operating activities during the twelve months ended December 31, 2016. The $52.0 million increase in working capital used in operating activities was primarily due to the $37.7 million increase in due-from affiliates.

Investing Activities
We used cash flows of $24.7 million in investing activities during the twelve months ended December 31, 2017, compared to $25.3 million during the twelve months ended December 31, 2016, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $44.1 million during the twelve months ended December 31, 2017 decreased by 57.5% over the prior-year, largely due to net borrowings of long-term debt of $50.3 million during the twelve months ended December 31, 2017 compared to the $12 million in net repayments during the twelve months ended December 31, 2016, partly offset by, the increase in distributions paid during the twelve months ended December 31, 2017 of $94.4 million compared to the twelve months ended December 31, 2016 of $91.7 million.

Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

($ in millions)	As of and for the quarter ended	As of and for the year ended	As of and for the year ended	As of and for the year ended
	December 31, 2017		December 31, 2016	December 31, 2015
Short-term borrowings from banks:
Outstanding amount at period ending	$138.0	$138.0	$78.0	$90.0
Weighted average interest rate at period ending(1)	3.08%	3.08%	3.00%	2.90%
Average daily amount outstanding for the period	$134.7	$112.5	$81.5	$113.7
Weighted average daily interest rate for the period(1)	2.97%	3.03%	3.04%	2.80%
Maximum month-end amount outstanding during the period	$142.0	$142.0	$88.5	$125.0

(1)Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of December 31, 2017, the interest rate swap contracts had an aggregate notional value of $70.0 million.
Debt
See in Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt”, for details of our outstanding debt.

Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2017:

	Payments Due by Period
	2018	2019	2020	2021	2022	Thereafter	Total
($ in millions)
Long-term debt	$11.4	$—	$—	$—	$138.0	$—	$149.4
Purchase obligations (1)	27.1	23.2	19.2	9.7	8.3	3.8	91.3
Interest payments (2)	4.3	4.3	4.3	4.3	2.5	—	19.7
Lease obligations (3)	0.1	0.1	0.1	0.1	0.1	1.4	1.9
Asset retirement Obligation (4)	—	—	—	—	—	145.1	145.1
Total	$42.9	$27.6	$23.6	$14.1	$148.9	$150.3	$407.4

(1) Purchase obligations primarily include agreement to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term utility contracts with various terms extending through 2022. These commitments are designed to assure source of supply for our normal requirements. The amounts include physical and financial natural gas hedge commitments, as well as, purchase obligations under a contract for the transportation of gas, which may be canceled by either upon 12 months’ advance written notice to the other party.
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2017.
(3) Minimum contractual rental commitments of various operating leases, including renewal periods. Not included in the table above are the operating lease contracts that Ciner Corp, on behalf of the Partnership, typically enters into with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from 1 to P10Y years. Ciner Corp's obligation related to these rail car leases are $12.1 million in 2018, $11.1 million in 2019, $8.5 million in 2020, $5.9 million in 2021, $3.8 million in 2022 and $6.2 million in 2023 and thereafter.
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
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). We also present the non-GAAP financial measures of:
•Adjusted EBITDA;
•distributable cash flow; and
•distribution coverage ratio.
We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization, equity-based compensation expense and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as Adjusted EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes, each as attributable to Ciner Resources LP. For the twelve months ended December 31, 2017, we amended our definition of distributable cash flow to include cash interest received as an offset to cash paid for interest and have adjusted all prior periods accordingly. The Partnership may fund expansion-related capital expenditures with borrowings under existing credit facilities such that expansion-related capital expenditures will have no impact on cash on hand or the calculation of cash available for distribution.  In certain instances, the timing of the Partnership’s borrowings and/or its cash management practices will result in a mismatch between the period of the borrowing and the period of the capital expenditure.  In those instances, the Partnership adjusts designated reserves (as provided in the partnership agreement) to take account of the timing difference. Accordingly, expansion-related capital expenditures have been excluded from the presentation of cash available for distribution. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow as of the end of the period to cash distributions payable with respect to such period.
Adjusted EBITDA, distributable cash flow and distribution coverage ratio are non-GAAP supplemental financial measures that management and external users of our unaudited condensed consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:
•our operating performance as compared to other publicly traded partnerships in our industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of capital expenditure projects and the returns on investment of various investment opportunities.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Year Ended December 31,
(In millions, except per unit data)	2017	2016	2015
Reconciliation of Adjusted EBITDA to net income:
Net income	$86.4	$86.3	$106.2
Add backs:
Depreciation, depletion and amortization expense	27.1	26.1	23.7
Asset impairment charges	1.6	—	—
Interest expense, net	2.9	3.6	4.0
Restructuring charges and other, net (included in selling, general and administrative expense)	0.8	0.5	—
Equity-based compensation expense	1.3	0.6	1.1
Adjusted EBITDA	120.1	117.1	135.0
Less: Adjusted EBITDA attributable to non-controlling interest	60.4	59.3	67.7
Adjusted EBITDA attributable to Ciner Resources LP	$59.7	$57.8	$67.3

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$59.7	$57.8	$67.3
Less: Cash interest expense, net attributable to Ciner Resources LP	1.8	1.6	2.1
Less: Maintenance capital expenditures attributable to Ciner Resources LP	5.9	5.8	8.4
Distributable cash flow attributable to Ciner Resources LP	$52.0	$50.4	$56.8

Cash distribution declared per unit	$2.268	$2.265	$2.191
Total distributions to unitholders and general partner	$45.6	$45.4	$43.8
Distribution coverage ratio	1.14	1.10	1.27

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$79.3	$128.3	$150.2
Add/(less):
Amortization of long-term loan financing	(0.4)	(0.4)	(0.4)
Net change in working capital	37.8	(14.2)	(17.8)
Interest expense, net	2.9	3.6	4.0
Restructuring charges and other, net (included in selling, general and administrative expense)	0.8	—	—
Other non-cash items	(0.3)	(0.2)	(1.0)
Adjusted EBITDA	120.1	117.1	135.0
Less: Adjusted EBITDA attributable to non-controlling interest	60.4	59.3	67.7
Adjusted EBITDA attributable to Ciner Resources LP	59.7	57.8	67.3
Less: Cash interest expense, net attributable to Ciner Resources LP	1.8	1.6	2.1
Less: Maintenance capital expenditures attributable to Ciner Resources LP	5.9	5.8	8.4
Distributable cash flow attributable to Ciner Resources LP	$52.0	$50.4	$56.8

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

Supplementary Selected Quarterly Financial Data
The following is selected unaudited condensed consolidated data for Ciner Resources LP for the quarters indicated:

($ in millions, except per unit data)	Q4 -17	Q3 -17	Q2 -17	Q1 -17	Q4 -16	Q3 -16	Q2 -16	Q1 -16
Net sales	$128.5	$122.5	$119.7	$126.6	$123.1	$121.0	$116.7	$114.4
Cost of products sold	95.2	95.0	95.5	98.1	96.7	90.5	88.1	86.4
Gross profit	33.3	27.5	24.2	28.5	26.4	30.5	28.6	28.0
Operating expenses	5.8	7.3	5.8	5.1	5.2	6.5	6.0	5.8
Operating income	27.5	20.2	18.4	23.4	21.2	24.0	22.6	22.2
Other income/(expense), net	(0.3)	(0.9)	(0.9)	(1.0)	(0.8)	(0.9)	(0.8)	(1.1)
Net income	27.2	19.3	17.5	22.4	20.4	23.1	21.8	21.1
Net income attributable to non-controlling interest	13.9	10.1	9.3	11.5	10.5	12.0	11.4	11.0
Net income attributable to Ciner Resources LP	$13.3	$9.2	$8.2	$10.9	$9.9	$11.1	$10.4	$10.1

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,059.3	1,025.0	933.2	983.9	1,056.5	1,019.4	973.1	1,001.4
Ore to ash ratio(1)	1.53: 1.0	1.51: 1.0	1.45: 1.0	1.51: 1.0	1.57: 1.0	1.48: 1.0	1.46: 1.0	1.51: 1.0
Soda ash volume produced (thousands of short tons)	692.4	680.0	643.0	651.5	674.2	690.1	668.7	662.4
Soda ash volume sold (thousands of short tons)	706.7	676.6	651.3	670.8	702.4	696.6	676.6	660.1

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$0.67	$0.46	$0.41	$0.54	$0.49	$0.56	$0.52	$0.51
Subordinated - Ciner Holdings (basic)	$—	$—	$—	$—	$—	$0.55	$0.52	$0.51

Common - Public and Ciner Holdings (diluted)	$0.66	$0.46	$0.41	$0.54	$0.49	$0.56	$0.52	$0.51
Subordinated - Ciner Holdings (diluted)	$—	$—	$—	$—	$—	$0.55	$0.52	$0.51

Limited partner units outstanding:
Weighted average common units outstanding (basic)	19.6	19.7	19.7	19.7	19.6	9.8	9.8	9.8
Weighted average subordinated units outstanding (basic)	—	—	—	—	—	9.8	9.8	9.8

Weighted average common units outstanding (diluted)	19.7	19.7	19.7	19.7	19.6	9.8	9.8	9.8
Weighted average subordinated units outstanding (diluted)	—	—	—	—	—	9.8	9.8	9.8

Cash distribution declared per unit	$0.5670	$0.5670	$0.5670	$0.5670	$0.5670	$0.5670	$0.5670	$0.5640

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.
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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2017 was $149.4 million (as of December 31, 2016: $98.0 million). This debt had a weighted average interest rate, inclusive of designated interest rate swap contracts, of 2.99% as of December 31, 2017 (as of December 31, 2016: 3.00%). Based on the variable rate debt in our debt instruments as of December 31, 2017, a change in interest rate of 1% would result in an increase or a decrease of our annual interest expense of approximately $1.1 million.

We have entered into interest rate swap contracts designed to hedge our exposure to possible increases in interest rates. These contracts allow us to pay a fixed interest rate to the counterparties in exchange for our receipt of payments, from the counterparties, with floating interest rates, thereby allowing us to effectively fix our interest rate payments on our variable rate debt. These contracts had an aggregate notional value of $70.0 million and a fair value liability of less than $0.1 million as of December 31, 2017 (as of December 31, 2016: an aggregate notional value of $72.0 million; a fair value liability of $0.4 million).
Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations.
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Enstor. The purchase price we pay does not include the cost of freight so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. We can give no assurance that we will continue this practice. Historically, we have taken physical delivery under our physical gas contract and we intend to take physical delivery in the future. In addition, to manage our exposure to fluctuating natural gas prices, we enter into financial gas forward purchase contracts. We generally designate our financial gas forward contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The aggregate notional value of our financial gas forward purchase contracts at December 31, 2017 was $37.0 million and net fair value liability of $7.2 million. As of December 31, 2016, the aggregate notional value and fair value liability were $31.0 million and $2.8 million, respectively.
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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2017 our internal control over financial reporting is effective.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 9, 2018

We have served as the Partnership’s auditor since 2008.

CINER RESOURCES LP CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$30.2	$19.7
Accounts receivable -affiliates	98.3	61.6
Accounts receivable, net	34.2	33.4
Inventory	19.8	19.0
Other current assets	1.8	2.3
Total current assets	184.3	136.0
Property, plant and equipment, net	249.3	256.1
Other non-current assets	19.6	21.0
Total assets	$453.2	$413.1
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11.4	$8.6
Accounts payable	14.5	15.0
Due to affiliates	3.0	4.2
Accrued expenses	27.7	27.7
Total current liabilities	56.6	55.5
Long-term debt	138.0	89.4
Other non-current liabilities	10.4	9.0
Total liabilities	205.0	153.9
Commitments and Contingencies (See Note 14)
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	148.3	151.0
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	3.8	3.9
Accumulated other comprehensive loss	(3.7)	(1.6)
Partners’ capital attributable to Ciner Resources LP	148.4	153.3
Non-controlling interest	99.8	105.9
Total equity	248.2	259.2
Total liabilities and partners’ equity	$453.2	$413.1
See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per unit data)	2017	2016	2015
Net sales:
Sales - Affiliates	$304.5	$271.2	$265.3
Sales - others	192.8	204.0	221.1
Total net sales	497.3	475.2	486.4
Cost of products sold:
Cost of products sold	211.0	216.0	210.3
Depreciation, depletion and amortization expense	27.1	26.1	23.7
Freight costs	145.7	119.6	122.1
Total cost of products sold	383.8	361.7	356.1
Gross profit	113.5	113.5	130.3
Operating expenses:
Selling, general and administrative expenses—affiliates	16.9	18.7	15.7
Selling, general and administrative expenses—others	5.5	4.6	4.3
Impairment and loss on disposal of assets, net	1.6	0.3	0.2
Total operating expenses	24.0	23.6	20.2
Operating income	89.5	89.9	110.1
Other income/(expenses):
Interest income	1.7	—	—
Interest expense	(4.6)	(3.6)	(4.0)
Other - net	(0.2)	—	0.1
Total other income/(expense), net	(3.1)	(3.6)	(3.9)
Net income	$86.4	$86.3	$106.2
Net income attributable to non-controlling interest	44.8	44.9	54.7
Net income attributable to Ciner Resources LP	$41.6	$41.4	$51.5
Other comprehensive income/(loss):
Income (loss) on derivative financial instruments	(4.0)	0.9	(3.4)
Comprehensive income	82.4	87.2	102.8
Comprehensive income attributable to non-controlling interest	42.9	45.3	53.0
Comprehensive income attributable to Ciner Resources LP	$39.5	$41.9	$49.8

Net income per limited partner unit:
Net income per limited partner unit (basic)	$2.08	$2.08	$2.58
Net income per limited partner unit (diluted)	$2.07	$2.08	$2.58
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.6	19.6	19.6
Weighted average limited partner units outstanding (diluted)	19.7	19.6	19.6
  See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$86.4	$86.3	$106.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	27.5	26.5	24.1
Impairment and loss on disposal of assets, net	1.6	0.3	0.2
Equity-based compensation expense	1.3	0.6	1.1
Other non-cash items	0.3	0.4	0.8
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	0.2	0.4	1.7
Accounts receivable - affiliates	(37.7)	2.4	25.9
Inventory	0.5	7.0	(3.7)
Other current and other non-current assets	(0.2)	0.2	(0.9)
Increase/(decrease) in:
Accounts payable	1.7	1.1	1.8
Due to affiliates	(1.2)	(0.4)	(1.1)
Accrued expenses and other liabilities	(1.1)	3.5	(5.9)
Net cash provided by operating activities	79.3	128.3	150.2
Cash flows from investing activities:
Capital expenditures	(24.7)	(25.3)	(35.7)
Net cash used in investing activities	(24.7)	(25.3)	(35.7)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	88.5	15.0	5.0
Repayments on Ciner Wyoming credit facility	(28.5)	(27.0)	(40.0)
Repayments on other long-term debt	(8.6)	—	—
Debt issuance costs	(1.1)	—	—
Distributions to common unitholders	(44.5)	(22.2)	(21.2)
Distributions to subordinated unitholders	—	(22.0)	(21.2)
Distributions to general partner	(0.9)	(0.9)	(0.9)
Distributions to non-controlling interest	(49.0)	(46.6)	(46.8)
Net cash used in financing activities	(44.1)	(103.7)	(125.1)
Net increase/(decrease) in cash and cash equivalents	10.5	(0.7)	(10.6)
Cash and cash equivalents at beginning of year	19.7	20.4	31.0
Cash and cash equivalents at end of year	$30.2	$19.7	$20.4
Supplemental disclosure of cash flow information:
Interest paid during the year	$4.1	$3.2	$4.1

Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$1.0	$3.9	$3.0
 See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF EQUITY

	Limited Partners
	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Noncontrolling Interests	Total Equity
(In millions)
Balance at January 1, 2015	$106.3	$37.9	$3.8	$0.4	$147.6	$100.9	$248.5
Partnership net income	25.3	25.2	1.0	—	51.5	54.7	106.2
Other comprehensive income/(loss)	—	—	—	(1.7)	(1.7)	(1.7)	(3.4)
Equity-based compensation plan activity	0.5	—	—	—	0.5	—	0.5
Distributions	(21.2)	(21.2)	(0.9)	—	(43.3)	(46.8)	(90.1)
Non-cash contribution from parent	—	1.3	—	—	1.3	—	1.3
Balance at December 31, 2015	$110.8	$43.3	$4.0	$(2.1)	$156.0	$107.2	$263.2
Net income	25.2	15.4	0.8	—	41.4	44.9	86.3
Other comprehensive income	—	—	—	0.5	0.5	0.4	0.9
Equity-based compensation plan activity	0.5	—	—	—	0.5	—	0.5
Distributions	(22.2)	(22.0)	(0.9)	—	(45.1)	(46.6)	(91.7)
Conversion of subordinated units to common units	36.7	(36.7)	—	—	—	—	—
Balance at December 31, 2016	$151.0	$—	$3.9	$(1.6)	$153.3	$105.9	$259.2
Partnership net income	40.8	—	0.8	—	41.6	44.8	86.4
Other comprehensive income/(loss)	—	—	—	(2.1)	(2.1)	(1.9)	(4.0)
Equity-based compensation plan activity	1.0	—	—	—	1.0	—	1.0
Distributions	(44.5)	—	(0.9)	—	(45.4)	(49.0)	(94.4)
Balance at December 31, 2017	$148.3	$—	$3.8	$(3.7)	$148.4	$99.8	$248.2

The sums of some of the rows and columns in the prior years may not sum due to rounding.
 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Nature of Operations
As used in this Report, the terms “Ciner Resources LP,” “the “Partnership,” “CINR,” “we,” “us,” or “our” may refer to Ciner Resources LP, formerly OCI Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings” or ), formerly OCI Wyoming Holding Co. Ciner Holdings, a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”), formerly OCI Chemical Corporation, wholly-owned Ciner Resource Partners LLC (our “general partner” or “Ciner GP”), formerly OCI Resource Partners LLC. Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly wholly-owned by WE Soda Ltd. (“WE Soda”), which is directly wholly-owned by KEW Soda Ltd. (“KEW Soda”), which is directly wholly-owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. Ciner Wyoming LLC (“Ciner Wyoming”), formerly OCI Wyoming LLC, is in the business of mining trona ore to produce soda ash, and a majority-owned subsidiary of the Partnership. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All our soda ash processed is sold to various domestic and European customers, and to Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”) and American Natural Soda Ash Corporation (“ANSAC”) which are affiliates for export sales. All mining and processing activities take place in one facility located in the Green River Basin of Wyoming.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners LP (“NRP”), currently owns a 49.0% membership interest in Ciner Wyoming.
On February 22, 2018, Akkan transferred its direct 100% ownership in Ciner Enterprises to KEW Soda, a UK company, which transferred such ownership to WE Soda, a UK company. WE Soda is 100% owned by KEW Soda, and KEW Soda is wholly owned by Akkan. This reorganization is a part of Ciner Group’s strategy to combine the global soda ash business under a common structure in the UK.
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
Reclassifications
To conform to the presentation as of December 31, 2017, we made a reclassification in the consolidated balance sheet as of December 31, 2016 to include $46.5 million of “Accounts receivable - ANSAC”, $9.0 million of “Accounts receivable - other affiliate” and $6.1 million of “Due from affiliates, net” within “Accounts receivable -affiliates”.  This reclassification had no effect on “Total current assets” as of December 31, 2016. We also made a corresponding reclassification in the statements of cash flows for the years ended December 31, 2016 and 2015 to include changes within “Accounts receivable -affiliates” to include $5.7 million and

$18.2 million of “Accounts receivable - ANSAC”, $9.0 million of “Accounts receivable - other affiliate” and $5.7 million and $7.7 million of “Due from affiliates, net” within “Accounts receivable -affiliates” among the changes in operating assets and liabilities. These reclassifications had no effect on net cash provided by operating activities for any period.
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
Revenue Recognition

For the year ended December 31, 2017, we recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer, which is normally free on board (“FOB”) terms or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed, determinable or reasonably estimated sales price has been agreed with the customer; and (4) collectability is reasonably assured.  Customer rebates and discounts are accounted for as sales deductions. We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of products sold.

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
Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate for doubtful receivables. We generally do not require collateral against outstanding accounts receivable.The allowance for doubtful accounts is based on specifically identified amounts that the Partnership believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on management’s assessment of the general financial conditions affecting the Partnership’s customer base. We determined that no allowance for doubtful accounts was required against receivables from affiliates as of December 31, 2017 and 2016. If actual collection experience changes, revisions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. During the years ended 2017, 2016 and 2015, there were no significant accounts receivable bad debt expenses, write-offs or recoveries.

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
•Raw material inventory includes material, chemicals and natural resources being used in the mining and refining process.
•Finished goods inventory is the finished product soda ash.
•Stores inventory includes parts, materials and operating supplies which are typically consumed in the production of soda ash and currently available for future use. Inventory expected to be consumed within the year is classified as current assets and remainder is classified as non-current assets.

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
As of December, 31, 2017, the Partnership has not participated in any transactions or experienced a sale or exchange of 50% or more of the total interest in our capital and profits interests within a twelve-month period.
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
The estimated original liability calculated in 1996 for the refinery and tailing ponds was calculated based on the estimated useful life of the mine, which was 80 years, and on external and internal estimates as to the cost to restore the land in the future and state regulatory requirements. During 2017, 2016 and 2015, the remaining life was 66, 67 and 68 years, respectively. In 2018, the mining reserve will be amortized over a remaining life of 60 years. The decline in estimated mining reserves estimated remaining life is based on the results of a recent independent mine reserve analysis conducted as of December 31, 2017. The independent mine reserve analysis is routine and performed approximately every three years.The liability was discounted using a weighted average credit-adjusted risk-free rates of approximately 6% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding charge being recorded to cost of products sold.
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
Subsequent Events
We have evaluated subsequent events through the filing of this Annual Report on Form 10-K. See Note 18, “Subsequent Events” for additional information.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Partnership has completed its evaluation of the provisions of this ASU and does not expect our adoption of ASU 2014-09 to materially change the amount or timing of revenues recognized by us, nor expect it to materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. The FASB issued various amendments to ASU 2014-09, one of which includes allowing entities to elect to account for shipping and handling activities performed after the control of a good has been transferred to the customer as a fulfillment cost versus an obligation of a promised service. The Partnership has made an accounting policy election upon adoption to account for shipping and handling activities as fulfillment costs, which is not expected to have a material impact on our financial statements. The Partnership adopted this ASU effective January 1, 2018, as permitted by the ASU, using the modified retrospective method.

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
In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging – Targeted Improvements to Accounting for Hedging Activities. This ASU aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, this ASU make certain targeted improvements to simplify the application of the existing hedge accounting guidance. This ASU is effective for us beginning in the first quarter of 2019, with early application permitted. The Partnership is evaluating the effect the standard will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09–Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe the updated requirements will materially impact the Partnership’s consolidated financial statements.

3. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income attributable to Ciner Corp, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common and subordinated units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Anti-dilutive units outstanding were immaterial for all periods presented.

The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Year Ended December 31,
(In millions, except per unit data)	2017	2016	2015
Net income attributable to Ciner Resources LP	$41.6	$41.4	$51.5
Less: General partner’s interest in net income	0.8	0.8	1.0
Limited partners’ interest in net income	$40.8	$40.6	$50.5

Weighted average limited partner units outstanding:
Common - Public and Ciner Holdings (basic)	19.6	12.3	9.8
Subordinated - Ciner Holdings (basic)	—	7.3	9.8
Total weighted average limited partner units outstanding (basic)	19.6	19.6	19.6

Common - Public and Ciner Holdings (diluted)	19.7	12.3	9.8
Subordinated - Ciner Holdings (diluted)	—	7.3	9.8
Total weighted average limited partner units outstanding (diluted)	19.7	19.6	19.6

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$2.08	$2.06	$2.58
Subordinated - Ciner Holdings (basic)	$—	$2.11	$2.58
Net income per limited partner units (basic)	$2.08	$2.08	$2.58

Common - Public and Ciner Holdings (diluted)	$2.07	$2.06	$2.58
Subordinated - Ciner Holdings (diluted)	$—	$2.11	$2.58
Net income per limited partner units (diluted)	$2.07	$2.08	$2.58

The calculation of limited partners’ interest in net income is as follows:

	Year Ended December 31,
(In millions, except per unit data)	2017	2016	2015
Net income attributable to common unitholders:
Distributions (1)	$44.5	$27.9	$21.5
(Distributions in excess of net income)/undistributed earnings	(3.7)	(2.7)	3.8
Common unitholders’ interest in net income	$40.8	$25.2	$25.3

Net income attributable to subordinated unitholders:
Distributions (1)	$—	$16.6	$21.4
(Distributions in excess of net income)/undistributed earnings	—	(1.2)	3.8
Subordinated unitholders’ interest in net income	$—	$15.4	$25.2
(1) Distributions declared per unit for the year	2.268	2.265	2.191
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

Quarterly Distribution
On February 1, 2018, the Partnership declared its fourth quarter 2017 quarterly distribution. The quarterly cash distribution of $0.5670 per unit was paid on February 27, 2018 to unitholders of record on February 12, 2018.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following as of December 31:

(In millions)	2017	2016
Trade receivables	$27.5	$27.3
Other receivables	6.7	6.2
	34.2	33.5
Allowance for doubtful accounts	—	(0.1)
Total	$34.2	$33.4
5. INVENTORY
Inventory consisted of the following as of December 31:

(In millions)	2017	2016
Raw materials	$10.1	$7.7
Finished goods	3.2	5.8
Stores inventory, current	6.5	5.5
Total	$19.8	$19.0
6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following as of December 31:

(In millions)	2017	2016
Land and land improvements	$0.3	$0.3
Depletable land	3.0	3.0
Buildings and building improvements	135.0	133.1
Internal-use computer software	5.3	5.1
Machinery and equipment	652.6	627.2
Mining reserves	65.3	65.3
Total	861.5	834.0
Less accumulated depreciation, depletion and amortization	(644.7)	(622.3)
Total net book value	216.8	211.7
Construction in progress	32.5	44.4
Total property, plant, and equipment, net	$249.3	$256.1
Depreciation, depletion and amortization expense on property, plant, and equipment was $27.1 million, $26.1 million and $23.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following as of December 31:

(In millions)	2017	2016
Stores inventory, non-current	$18.6	$20.7
Deferred financing costs and other	1.0	0.3
Total	$19.6	$21.0

8.     ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31:

(In millions)	2017	2016
Accrued energy costs	5.2	5.6
Accrued royalty costs	4.5	4.6
Accrued employee compensation	6.8	7.1
Accrued other taxes	4.8	4.8
Accrued derivatives	1.9	0.4
Other accruals	4.5	5.2
Total	$27.7	$27.7
9. DEBT

Long-term debt consisted of the following as of December 31:

(In millions)	2017	2016
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 1.82% at December 31, 2017 and 0.87% December 31, 2016	$11.4	$11.4
Variable Rate Demand Revenue Bonds, principal due August 1, 2017, interest payable monthly, bearing an interest rate of 0.87% at December 31, 2016	—	8.6
Former Ciner Wyoming Credit Facility, unsecured principal expiring on July 18, 2018, variable interest rate as a weighted average rate of 2.36% at December 31, 2016	—	78.0
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.08% at December 31, 2017	138.0	—
Total Debt	149.4	$98.0
Current portion of long-term debt	11.4	8.6
Total long-term debt	$138.0	$89.4

Aggregate maturities required on long-term debt at December 31, 2017 are due in future years as follows:

Amount
2018	$11.4
2019, 2020, 2021	—
2022	138.0
Thereafter	—
Total	$149.4

Demand Revenue Bond
The Variable Rate Demand Revenue Bond is held by Ciner Wyoming. The revenue bond requires the Partnership to maintain standby letters of credit totaling $11.6 million and $20.3 million at December 31, 2017 and December 31, 2016, respectively. The letter of credit requires compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratio. As of December 31, 2017 and December 31, 2016, Ciner Wyoming was in compliance with these debt covenants.
Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (“Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association, as administrative agent, swing line lender and a Letter of Credit (“ L/C”) issuer. The Ciner Wyoming Credit Facility replaces the former Credit Facility, dated as of July 18, 2013, by and among Ciner Wyoming, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, as amended (the “Former Ciner Wyoming Credit Facility”), which was terminated on August 1, 2017 upon entry into the Ciner Wyoming Credit Facility. This arrangement was accounted for as a modification of debt in accordance with Accounting Standards Codification (“ASC”) 470-50.

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

Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•Eurodollar Rate plus an applicable margin.

The unused portion of the Ciner Wyoming Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% per annum based on Ciner Wyoming’s then current consolidated leverage ratio.

At December 31, 2017, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.

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

Loans under the Revolving Credit Facility bear interest at our option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•Eurodollar Rate plus an applicable margin.

The unused portion of the Revolving Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% based on our then current consolidated leverage ratio.

At December 31, 2017, the Partnership was in compliance with all financial covenants of the Revolving Credit Facility.

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
Loans under the Former Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:
•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•a LIBOR Rate plus an applicable margin.
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
Loans under the Former Revolving Credit Facility bear interest at our option at either:
•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•a LIBOR Rate plus an applicable margin.
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

10. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following as of December 31:

(In millions)	2017	2016
Reclamation reserve	$5.1	$5.5
Derivative instruments and hedges, fair value liabilities	5.3	3.4
Other	$—	$0.1
Total	$10.4	$9.0
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

(In millions)	2017	2016
Reclamation reserve balance at beginning of year	$5.5	$4.5
Accretion expense	0.3	0.2
Reclamation adjustments (1)	$(0.7)	$0.8
Reclamation reserve balance at end of year	$5.1	$5.5

(1) The reclamation adjustments are primarily a result of changes in the self-bond agreement with the Wyoming Department of Environmental Quality. See Note 14 “Commitments and Contingencies” for additional information on our reclamation reserve.
11. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp (administered by OCI Enterprises prior to the Transaction) and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The retirement plans had an accumulated benefit obligation of $57.4 million and $61.5 million at December 31, 2017 and 2016, respectively. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs as of December 31, 2017, 2016 and 2015 were $1.4 million, $2.0 million and $7.7 million. The decrease in pension costs during 2017 was primarily driven by improved discount rates while the decrease in 2016 was driven by lower overall pension cost at the Ciner Corp level as a result of the retirement plans being fair valued in connection with Ciner Enterprises’ acquisition of Ciner Corp.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for as of December 31, 2017, 2016 and 2015 were $3.7 million, $1.6 million and $2.6 million, respectively. The increase during 2017 was primarily due to the incremental contributions that were not made in the 2016 comparative period due the the acquisition of the Partnership’s parent company and the accelerated payouts in 2015.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.

The postretirement benefits are accounted for on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $11.5 million and $20.6 million at December 31, 2017 and December 31, 2016, respectively. The decrease in the obligation as of December 31, 2017 as compared to December 31, 2016 is due to the Partnership amending its postretirement benefit plan to increase eligibility requirements at which participants may begin receiving benefits, implemented a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016.
The Partnership’s allocated portion of postretirement (benefit) costs as of December 31, 2017, 2016 and 2015 were $(2.8) million, $1.4 million and $0.5 million, respectively. The postretirement benefit for the Partnership in 2017 is due to the aforementioned changes made to the postretirement benefit plans during 2017.

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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2017, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards
During the twelve months ended December 31, 2017, a total of 7,887 common units were granted and fully vested to non-employee directors, and 7,251 were grants during the twelve months ended December 31, 2016. The grant date average fair value per unit of these awards was $28.53 and $26.24 for the twelve months ended December 31, 2017 and 2016, respectively. The total fair value of these awards were approximately $0.2 million during the twelve months ended December 31, 2017 and 2016, respectively.
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
The following table presents a summary of activity on the Time Restricted Unit Awards for the years ended December 31:

	2017		2016
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	39,170	$22.50	—	$—
Granted (1)	80,370	28.41	39,170	22.50
Vested	(13,055)	22.50	—	—
Forfeited	(11,694)	24.90	—	—
Unvested at the end of the year	94,791	$27.22	39,170	$22.50

(1) Determined by dividing the aggregate grate date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of December 31, 2017 as all awards granted are expected to vest.

Total Return Performance Unit Awards
We grant TR Performance Unit Awards to certain employees. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our TR performance relative to the peer group. For purposes of the table below the number of units are included at target quantity.
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards granted to employees. These type of awards, with market conditions, require the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards for the years ended December 31:

	2017		2016
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	5,787	$43.93	—	$—
Granted	22,849	42.73	5,787	43.93
Forfeited	(2,459)	43.47	—	—
Unvested at the end of the year	26,177	$42.93	5,787	$43.93

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its un-vested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$1.7	2.03	$0.5	1.60
Performance-based units	0.8	1.88	0.2	2.08
Total	$2.5		$0.7

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of December 31, 2017, 2016 and 2015, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)
Balance at January 1, 2015	$(0.4)
Other comprehensive loss before reclassification	$(2.4)
Amounts reclassified from accumulated other comprehensive loss	$0.7
Net current-period other comprehensive income	(1.7)
Balance at December 31, 2015	$(2.1)
Other comprehensive loss before reclassification	(0.5)
Amounts reclassified from accumulated other comprehensive loss	1.0
Net current-period other comprehensive income	0.5
Balance at December 31, 2016	$(1.6)
Other comprehensive loss before reclassification	(2.8)
Amounts reclassified from accumulated other comprehensive loss	0.7
Net current period other comprehensive loss	(2.1)
Balance at December 31, 2017	$(3.7)
Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments.
The components of other comprehensive income/(loss) consisted of the following for the years ended December 31:

(In millions)	2017	2016	2015
Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.4	$0.4	$—
Mark to market adjustment on natural gas forward contracts	(4.4)	0.5	(3.4)
Income/(loss) on derivative financial instruments	$(4.0)	$0.9	$(3.4)
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources LP, that have been reclassified consisted of the following for the years ended December 31:

(In millions)	2017	2016	2015	Affected Line Items on the Consolidated Statements of Operations and Comprehensive Income

Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.2	$0.4	$0.5	Interest expense
Natural gas forward contracts	$0.5	$0.6	$0.2	Cost of products sold
Total reclassifications for the period	$0.7	$1.0	$0.7

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
As of December 31, 2017, the total minimum contractual rental commitments under the Partnership’s various operating leases, including renewal periods, are as follows:

(In millions)	Leased Land	Track Leases	Total Minimum Lease Payments
2018	0.10	0.10	0.20
2019	0.10	0.10	0.20
2020	0.10	0.10	0.20
2021	0.10	—	0.10
2022	0.10	—	0.10
Thereafter	1.40	—	1.40
Total	$1.9	$0.3	$2.2
Ciner Corp, on behalf of the Partnership, typically enters into operating lease contracts with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from 1 to 10 years. Ciner Corp's obligation related to these rail car leases are $12.1 million in 2018, $11.1 million in 2019, $8.5 million in 2020, $5.9 million in 2021, $3.8 million in 2022 and $6.2 million in 2023 and thereafter. Total lease expense was approximately $14.6 million, $14.5 million and $12.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Purchase Commitments
We have natural gas supply contracts to mitigate volatility in the price of natural gas. As of December 31, 2017, these contracts totaled approximately $29.6 million for the purchase of a portion of our natural gas requirements over approximately the next five years. The supply purchase agreements have specific commitments of $14.3 million in 2018, $8.4 million in 2019 and $6.9 million in 2020. We have a separate contract that expires in 2021, for transportation of natural gas with an average annual cost of approximately $3.8 million per year.
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs at our Green River, Wyoming plant site. The amount of the bond was $32.9 million as of December 31, 2017 and $38.2 million as of December 31, 2016, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

15. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. In the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. Prior to the closing of the Transaction on October 23, 2015, under the Omnibus Agreement the Partnership reimbursed OCI Enterprises and its affiliates for the expenses incurred by them in providing services to the Partnership, and we also reimbursed OCI Enterprises for certain direct operating expenses they paid on our behalf. Subsequent to the closing of the Transaction, on October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Company operated on a standalone basis. In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT, an affiliate of Ciner Group, that sells soda ash to markets not served by ANSAC. The terms of our sales agreement with CIDT are generally similar to our agreements with other international customers. The receivables associated with these sales are recorded in accounts receivable - affiliates line item on the balance sheet and interest earned is recorded in the interest income line item in the Statement of Operations and Comprehensive Income. CIDT is ultimately owned and controlled by the Ciner Group.
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
The total costs charged to the Partnership by affiliates were as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
OCI Enterprises	$—	$—	$6.1
Ciner Corp	14.5	14.9	5.8
ANSAC (1)	2.4	3.8	3.8
Total selling, general and administrative expenses - Affiliates	$16.9	$18.7	$15.7

(1) ANSAC allocates its expenses to its members using a pro rata calculation based on sales.
Cost of products sold includes logistics services charged by ANSAC. For the years ended December 31, 2017, 2016 and 2015 these costs were $19.8 million, $3.3 million and $8.2 million, respectively. The increase in freight costs charged by ANSAC was largely due to an increase in non-ANSAC international sales, primarily sales to CIDT, during the year ended December 31, 2017 compared to 2016. When we elect to use ANSAC to provide freight services for our other non-ANSAC international sales, ANSAC separately and directly charges the Partnership for such services.
Net sales to affiliates were as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
ANSAC	$222.2	$262.2	$261.0
OCI Alabama LLC	—	—	4.3
CIDT	82.3	9.0	—
Total	$304.5	$271.2	$265.3

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of December 31,
(In millions)	2017	2016	2017	2016
	Accounts receivable from affiliates		Due to affiliates
ANSAC	57.7	46.5	$1.3	$2.5
CIDT	32.9	9.0	—	—
Ciner Resources Corporation	7.7	3.9	1.7	1.7
Ciner Europe	—	2.2	—	—
Total	$98.3	$61.6	$3.0	$4.2
16. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area consisted of the following:

	Years Ended December 31,
(In millions)	2017	2016	2015
Domestic	$192.8	$192.6	$194.0
International
ANSAC	222.2	262.2	261.0
CIDT	82.3	9.0	—
Other	—	11.4	31.4
Total international	304.5	282.6	292.4
Total net sales	$497.3	$475.2	$486.4
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
We have entered into interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018, the maturity date of the long-term debt under the Ciner Wyoming credit facility. These contracts had an aggregate notional value of $70.0 million at December 31, 2017 and $72.0 million at December 31, 2016, respectively.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2022. These contracts had an aggregate notional value of $37.0 million and $31.0 million at December 31, 2017 and December 31, 2016, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of December 31, 2017 and December 31, 2016:

	Assets				Liabilities
	2017		2016		2017		2016
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$—	Accrued Expenses	$0.4
Natural gas forward contracts - current	Other Current Assets	—		0.6	Accrued Expenses	1.9	Accrued Expenses	—
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	5.3	Other non-current liabilities	3.4
Foreign exchange forward contracts		$—		$—		$—		$—
Total derivatives designated as hedging instruments		$—		$0.6		$7.2		$3.8
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as rates are variable and its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 9 “Debt” for additional information on our debt arrangements.
18. SUBSEQUENT EVENTS
Distribution Declaration

On February 6, 2018, the members of the Board of Managers of Ciner Wyoming, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $25.0 million. This distribution was payable and paid on February 8, 2018.
On February 1, 2018, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the fourth quarter of 2017 of $0.5670 per unit was paid on February 27, 2018 to unitholders of record on February 12, 2018.

Effective February 22, 2018, Akkan transferred its direct 100% ownership in Ciner Enterprises to KEW Soda, a U.K. company, which transferred such ownership to WE Soda, a U.K. company. WE Soda is 100% owned by KEW Soda and KEW Soda is wholly owned by Akkan.This reorganization is a part of Ciner Group’s strategy to combine the global soda ash business under a common structure in the U.K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2017 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of fiscal year December 31, 2017, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
The Board of Directors of Our General Partner
The board of directors of our general partner (the “Board”) oversees our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held seven meetings during the fiscal year ended December 31, 2017.
Our common units are traded on the NYSE. The NYSE does not require publicly traded partnerships listed on its exchange, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee.
At the date of this Report, the Board consists of the following members: Kirk H. Milling, Atilla Ciner, Doğan Pençe, Oğuz Erkan, Michael E. Ducey, Thomas W. Jasper and Angela A. Minas. The Board has determined that each of Michael E. Ducey, Thomas W. Jasper and Angela A. Minas qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Ciner Enterprises or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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
•has attained prominence in his or her field of endeavor;
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

Name	Age	Position
Kirk H. Milling	51	Chairman of the Board, President and Chief Executive Officer of our General Partner
Scott R. Humphrey	47	Chief Financial Officer of our General Partner
Nicole C. Daniel	49	Vice President, General Counsel and Secretary of our General Partner
Chris L. DeBerry	50	Chief Accounting Officer of our General Partner
Atilla Ciner	34	Director of our General Partner
Doğan Pençe	49	Director of our General Partner
Oğuz Erkan	40	Director of our General Partner
Michael E. Ducey	69	Director of our General Partner
Thomas W. Jasper	69	Director of our General Partner
Angela A. Minas	53	Director of our General Partner
Kirk H. Milling was appointed as a director and President and Chief Executive Officer of our general partner in April 2013, and as Chairman of the Board in October 2015. He has served in positions of increasing responsibility for Ciner since 1999. He has also been a Director of American Natural Soda Ash Corporation (ANSAC) since 2001. Mr. Milling also served as Chairman of ANSAC from 2011 to 2013 and was reappointed as Chairman in February 2017. Mr. Milling has a Bachelor of Science in Biochemistry from Texas A&M University and a Master of Business Administration from the University of Connecticut. We believe that Mr. Milling’s many years of senior level experience in the chemical industry provide him with a deep understanding of Ciner Wyoming’s industry, business needs and strategies, and qualify him to serve as a member of the board of directors and as President and Chief Executive Officer of our general partner.

Scott R. Humphrey was appointed Chief Financial Officer of our general partner in August 2017. Mr. Humphrey was the Partnership’s Director of Finance and Treasurer from August 2015 to August 2017, and worked as the Partnership’s Director of Investor Relations from August 2013 until August 2015. Prior to joining the Partnership, Mr. Humphrey worked as Treasury Director at Schweitzer-Mauduit from 2009 until 2013. Mr. Humphrey earned his BS in Finance from Boston College and his MBA from Georgetown University. He is also a Certified Treasury Professional. We believe that Mr. Humphrey's financial acumen and knowledge of business matters, provide him with the necessary skills to be Chief Financial Officer of our general partner.

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

Chris L. DeBerry was appointed Chief Accounting Officer of our general partner in July 2017. Mr. DeBerry served as Controller of the Partnership from October 2014 to July 2017. Prior to joining the Partnership, Mr. DeBerry served as the Assistant Corporate Controller with Axiall Corporation from September 2006 to August 2014. Mr. DeBerry earned his Masters of Accounting and Bachelors of Science in Accounting degrees from Florida State University and is a certified public accountant in the state of Georgia. We believe that Mr. DeBerry's financial acumen and knowledge of business matters provide him with the necessary skills to be Chief Accounting Officer of our general partner.

Atilla Ciner was appointed as a director of our general partner in September 2017. Mr. Ciner is also Vice President of the Ciner Group. Most recently, he was Vice President at Eti Soda from 2016 to June 2017. Previously, he was Chairman and President of Ciner Yapi Teknik, a construction planning, engineering and excavation business for the mining industry in Turkey from 2012 through 2016. Mr. Ciner is the son of Turgay Ciner, the Chairman and ultimate beneficial owner of the Ciner Group. Mr. Atilla Ciner holds a Bachelor’s degree in Journalism from Yeditepe University and is fluent in both Turkish and English languages. We believe that Mr. Ciner’s acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.

Doğan Pençe was reappointed as a director of our general partner in April 2017. He previously served as director of our general partner from October 2015 to July 2016. Mr. Pençe has also been a board member responsible for finance and strategy for Park Holding A.S. of the Ciner Group since December 2009, and he was the Group CFO of Park Holding from December

2009 to March 2016. Prior to joining Park Holding, Mr. Pençe served as Executive Vice President of Credits VakifBank A.S., one of the largest banks in Turkey. Mr. Pençe holds a Bachelor’s degree in Political Science from Istanbul University. We believe that Mr. Pençe’s financial acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.

Oğuz Erkan was appointed as a director of our general partner in July 2016. Since November 2015, Mr. Erkan has served as Director of International Operations & Coordination at our ultimate U.S. parent company, Ciner Enterprises Inc. From January 2015 to November 2015, Mr. Erkan served as Director for Ciner Group in London, UK. Prior to this assignment, from June 2012 until January 2015 Mr. Erkan served as General Manager of Kasimpasa AS, a subsidiary of Ciner Group, and from 2009 to 2012 he served as a Project Director for Middle East and North Africa. Mr. Erkan holds a Bachelor’s Degree in Marketing and Bachelor’s Degree in International Business from Northwest Missouri State University. We believe that Mr. Erkan’s familiarity with Ciner Group’s businesses and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.
Michael E. Ducey was appointed as a director of our general partner in September 2014 and as lead independent director in February 2017. Mr. Ducey is the retired President, CEO and Director of Compass Minerals International, Inc., the second largest salt producer in North America and the largest in the U.K. Prior to joining Compass Minerals, he was a 30-year veteran of Borden Chemical, Inc., where he worked in various management, sales, marketing, planning and commercial development roles culminating in President, CEO and Director. He serves on the board of HaloSource, Inc., Fenner PLC and Apollo Global Management LLC. Mr. Ducey is a graduate of Otterbein College, where he earned a Bachelor of Arts; he earned a Master of Business Administration from the University of Dayton. We believe that Mr. Ducey’s comprehensive corporate background and experience in the mining industry, and his experience serving on various boards and committees, add significant value to the board of directors of our general partner.
Thomas W. Jasper was appointed as a director of our general partner in January 2016 and as chair of the conflicts committee in February 2017. Mr. Jasper has served as Managing Partner of Manursing Partners, LLC, since 2011, and also previously served as Chief Executive Officer of Primus Guaranty, Ltd. from 2001 to 2010. Prior to joining Primus, Mr. Jasper served for 17 years as a key executive of Salomon Brothers, Inc. and its successor companies. Mr. Jasper’s accomplishments at Salomon included: establishing its interest rate swap business, running its Debt Capital Markets platform, serving as Chief Operating Officer of the Asia Pacific Region based in Hong Kong and as Global Treasurer. In 1984 while at Salomon, Mr. Jasper co-founded the International Swaps and Derivatives Association and served as its first Co-Chairman. Mr. Jasper currently serves on the Board of Directors and as Chair of the Audit Committee of the Blackstone funds Blackstone/GSO Senior Loan Fund, Blackstone/GSO Long-Short Credit Income Fund, Blackstone/GSO Strategic Credit Fund, Blackstone/GSO Floating Rate Enhanced Income Fund and Blackstone Real Estate Investment Fund. Mr. Jasper also serves on the board of three non-profits: Phoenix House Foundation, where he is Chairman of the Board; Wellspring Foundation and the SMU Cox School of Business. He received his BBA from Southern Methodist University and his MBA from the University of Texas. We believe that Mr. Jasper’s financial acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Angela A. Minas was appointed as a director of our general partner in December 2013 and as chairperson of the audit committee in January 2016. Ms. Minas also currently serves on the Board of Directors and as Chair of the Audit Committee of the general partner of CNX Midstream Partners LP and as a member of the Board of Directors of the general partner of Westlake Chemical Partners LP. She also currently serves as a member of the Council of Overseers at the Rice University Graduate Business School. From March 2013 to August 2014, she was Vice President and Chief Financial Officer of Nemaha Oil and Gas, LLC, a Pine Brook Road Partners portfolio company. Ms. Minas served as Vice President and Chief Financial Officer for DCP Midstream Partners from September 2008 to May 2012. She served as Chief Financial Officer, Chief Accounting Officer and Treasurer of Constellation Energy Partners from September 2006 to March 2008. Prior to her experience in the MLP sector, Ms. Minas served as Senior Vice President, Global Consulting and Vice President, US Consulting for Science Applications International Corp. She was a Partner with Arthur Andersen LLP from 1997 through 2002. Ms. Minas is a graduate of Rice University, where she earned a Bachelor of Arts in Managerial Studies and a Master of Business Administration with a concentration in Finance and Accounting. We believe that Ms. Minas’ previous experience with public master limited partnerships and the natural resource industry, as well as her knowledge of financial statements, provide her with the necessary skills to be a member of the board of directors of our general partner.
Committees of the Board of Directors
The Board has established an audit committee and a conflicts committee. Michael E. Ducey, Thomas W. Jasper and Angela A. Minas are the members of the audit committee, and Angela A. Minas serves as chairperson. Michael E. Ducey, Thomas W. Jasper and Angela A. Minas are the members of our conflicts committee and Thomas W. Jasper serves as the chairman. The Board will determine whether to refer a matter to the conflicts committee on a case-by-case basis in accordance with our partnership agreement. We do not have a compensation committee, but rather the Board approves equity grants to and compensation of our directors, and Ciner Corp approves compensation of our officers subject to our review and approval under the Services Agreement. We do not have a nominating and corporate governance committee in view of the fact that Ciner Holdings, which owns our general partner, controls appointments to the Board.
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
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met eight times during the fiscal year ended December 31, 2017.

Conflicts Committee
The conflicts committee reviews specific matters that may involve conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, in accordance with the terms of our partnership agreement. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Ciner Holdings; may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership; and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee did not meet in 2017.
Board Leadership Structure and Role in Risk Oversight
The Board does not mandate the separation of the offices of chairperson of the Board and chief executive officer. Instead, that relationship is defined and governed by the first amended and restated limited liability company agreement, as amended, of our general partner, which permits the same person to hold both offices. The Board believes that whether the offices of Chairperson of the Board and Chief Executive Officer are combined or separated should be decided by the Board, from time to time, in its business judgment after considering relevant circumstances. Mr. Milling currently serves as Chairman of the Board. Directors of the Board are designated or elected by Ciner Holdings. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
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

•	presiding at executive sessions of the independent directors of the Board;

•	working with the committee chairs to set agendas and lead the discussion of regular meetings of the directors outside the presence of management;

•	providing feedback regarding these meetings to the Chairman of the Board; and

•	otherwise serves as a liaison between the independent directors and the Chairman of the Board.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on a review of our records, we believe all reports required to be filed during the 2017 fiscal year pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except for a Form 4 filed on August 7, 2017 for Mr. Scott R. Humphrey.
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

For 2017, our general partners’ named executive officers (“NEOs”) were:
•Kirk Milling, Chairman of the Board, President and Chief Executive Officer
•Scott R. Humphrey, Chief Financial Officer
•Nicole Daniel, Vice President, General Counsel and Secretary
All of the NEOs are employed by Ciner Corp, and neither we nor our general partner have entered into any employment agreements with these officers.
Summary Compensation Table

The following table summarizes the compensation paid to the NEOs for the fiscal years ended December 31, 2017 and 2016, respectively.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Unit Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)	Total ($)
Kirk H. Milling, Chairman of the Board, President and Chief Executive Officer	2017	422,065	—	560,127	214,454	36,062	1,232,708
	2016	417,620	—	612,096	36,537	24,251	1,090,504
Scott R. Humphrey, Chief Financial Officer	2017	220,962	—	321,679	65,478	24,545	632,664
Nicole C. Daniel, Vice President, General Counsel and Secretary	2017	266,924	—	593,123	122,064	26,175	1,008,286
	2016	292,644	—	260,101	21,014	16,368	590,127
(1)The amounts shown in the “Unit Awards” column reflect the full aggregate grant date fair value of the performance-based unit awards and the restricted unit awards granted to the NEOs during 2017, as determined in accordance with ASC Topic 718, and as determined without regard to potential forfeitures (the amounts shown do not reflect the actual value that may be recognized by each NEO). For the restricted unit awards, the fair value per unit is equal to the closing sale price of our common units on the NYSE on the dates of the applicable grants ($28.46 on April 28, 2017 and $26.04 on August 4, 2017). The performance-based unit awards contain a relative total shareholder return vesting condition, which are considered market-based awards under applicable accounting guidance. The grant date fair value for the performance-based unit awards was based on a per share price of $43.14 on April 28, 2017 and $38.73 on August 4, 2017, which was determined based on the probability of achieving the performance target utilizing a Monte Carlo simulation model, and the amounts in the table above reflect the value of the performance-based unit awards at the target (or 100%) level. The table below provides the potential value of the performance-based unit awards at the threshold, target and maximum levels:

	Performance-Based Unit Awards Granted April 28, 2017
Name	Value at Threshold Level (50%)	Value at Target Level (100%)	Value at Maximum Level (200%)
Kirk H. Milling	$168,742	$337,484	$674,968
Scott Humphrey	$20,837	$41,673	$83,346
Nicole Daniel	$86,755	$173,509	$347,018

	Performance-Based Unit Awards Granted August 4, 2017
Name	Value at Threshold Level (50%)	Value at Target Level (100%)	Value at Maximum Level (200%)
Scott Humphrey	$9,799	$19,597	$39,195

For a discussion of the valuation assumptions applicable to the Unit Awards, please see Note 12 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	The amounts shown in this column reflect awards that were provided under the compensation program of Ciner Corp that were allocated to us, and reimbursable by us, under the Services Agreement.

Narrative Disclosure to the Summary Compensation Table

The summary compensation table summarizes total compensation for services rendered by the NEOs during the period from January 1, 2017 through December 31, 2017. Other than for awards granted under the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan”), our Board has the ability under the Services Agreement to initially review and approve the estimated annual management fee (including the compensation of the NEOs) to be allocated to us for such services. Other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with our Services Agreement with Ciner Corp. We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us.

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

As of December 31, 2017, and subject to adjustments as provided in the Plan, there were a total of 700,688 common units available for issuance under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.

We intend to grant time restricted unit awards and TR performance unit awards, in 2018, as part of our annual compensation cycle.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table summarizes the outstanding equity awards held by the NEOs for the fiscal year ended December 31, 2017.

	Grant Date	Number of Units That have not Vested (#)	Market Value of Units That have not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That have not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units That have not Vested (2)($)
Mr. Milling	2/19/2016	10,529 (3)	$264,383
	4/29/2016	2,504 (4)	$62,875
	8/31/2016			3,756 (7)	$94,313
	4/28/2017	7,823 (5)	$196,436	7,823 (8)	$196,436

Mr. Humphrey	4/28/2017	8,687 (5)	$218,131	966 (8)	$24,256
	8/4/2017	506 (6)	$12,706	506 (9)	$12,706

Ms. Daniel	2/19/2016	5,825 (3)	$146,266
	4/29/2016	674 (4)	$16,924
	8/31/2016			1,010 (7)	$25,361
	4/28/2017	14,744 (5)	$370,222	4,022 (8)	$100,992
(1) The market value is based on the closing price of our common units on the New York Stock Exchange on
December 29, 2017, which was $25.11.

(2) Calculated by multiplying the number of performance-based units reported in the preceding column by the closing price of our common units on the New York Stock Exchange on December 29, 2017, which was
$25.11.

(3) Represents restricted common units that were awarded pursuant to the Plan on February 19, 2016 that have not yet vested. One third of such restricted common units vested on March 15, 2017, and the remaining two thirds of the restricted common units vest on March 15, 2018, subject to accelerated vesting in certain circumstances.

(4) Represents restricted common units that were awarded pursuant to the Plan on April 29, 2016 that have not yet vested. The restricted common units vest in substantially equal increments on January 1, 2017, January 1,
2018 and January 1, 2019, subject to accelerated vesting in certain circumstances.

(5) Represents restricted common units that were awarded pursuant to the Plan on April 28, 2017 that have not yet vested. The restricted common units vest in substantially equal increments on March 15, 2018, March 15,
2019 and March 15, 2020, subject to accelerated vesting in certain circumstances.

(6) Represents restricted common units that were awarded pursuant to the Plan on August 4, 2017 that have not yet vested. The restricted common units vest in substantially equal increments on March 15, 2018, March 15,
2019 and March 15, 2020, subject to accelerated vesting in certain circumstances.

(7) These performance-based units were awarded under the Plan to the NEOs on August 31, 2016, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three year period and continued employment of the NEO through December 31, 2018. Vesting fully accelerates upon a change in control of the Partnership or the General Partner, or the death or disability of the NEO. The peer group consists of 26 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage.

(8) These performance-based units were awarded under the Plan to the NEOs on April 28, 2017, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three year period and continued employment of the NEO through December 31, 2019. Vesting fully accelerates upon a change in control of the Partnership or the General Partner, or the death or disability of the NEO. The peer group consists of 44 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage.

(9) These performance-based units were awarded under the Plan to the NEOs on August 4, 2017, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three year period and continued employment of the NEO through December 31, 2019. Vesting fully accelerates upon a change in control of the Partnership or the General Partner, or the death or disability of the NEO. The peer group consists of 44 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage.

Director Compensation

Officers or employees of Ciner Corp or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of Ciner Corp or its affiliates receive compensation as “non-employee directors.” Our annual retainer for our non-employee directors consists of approximately $150,000, of which $75,000 is paid in the form of an annual cash retainer and the remaining $75,000 is paid in a grant of common units under the Plan. The lead director, audit committee chair and the conflicts committee chair are paid additional annual retainers of $10,000, $15,000 and $10,000, respectively. Each non-employee director that does not participate as a non-employee director for the entire year, receives a prorated retainer reflecting their partial year of non-employee director service with us.
The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
	($)(1)	($)(2)	($)	($)
Michael E. Ducey	85,000	74,664	—	159,664
Thomas W. Jasper	85,000	74,664	—	159,664
Angela A. Minas	90,000	74,664	—	164,664

(1)	The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.

(2)
The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718 (without regard to potential forfeitures), for awards of common units as follows: Michael E. Ducey (with 2,629 common units); Thomas W. Jasper (with 2,629 common units); and Angela A. Minas (with 2,629 common units).

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
The following table sets forth certain information regarding the beneficial ownership of our common units as of March 2, 2018 owned by:

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
Percentage of total units beneficially owned is based on 19,725,696 common units and 399,000 general partner units outstanding. The list of beneficial owners is presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	General Partner’ Units Beneficially Owned	Percentage of General Partner Units Beneficially Owned
Ciner Wyoming Holding Co.(2)	14,551,000	74%	—	—
Ciner Resource Partners LLC (2)	—	—	399,000	100.0%
Kirk H. Milling	47,588	*	—	—
Scott R. Humphrey	9,193	*	—	—
Nicole C. Daniel	27,914	*	—	—
Chris L. DeBerry	7,770
Michael E. Ducey	8,617	*	—	—
Thomas W. Jasper	5,546	*	—	—
Angela A. Minas	20,774	*	—	—
Dogan Pençe	—	*
Atilla Ciner	—	*
Oğuz Erkan	—	*
All directors and executive officers as a group (10 people)	127,402	*	—	—

* Beneficial ownership represents less than 1% of the Partnership’s outstanding common units.

(1)	Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.

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

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2017:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	700,688

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 2, 2018, Ciner Holdings owns 14,551,000 common units representing a 74% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2.0% general partner interest in us and all of our incentive distribution rights.
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

Payments to our general partner and its affiliates
Ciner Corp will receive a management fee in connection with our general partner’s management of us (as described in the section “Reimbursement of General and Administrative Expenses” below), and, prior to making any distribution on our common units, we will reimburse Ciner Enterprises and certain of its affiliates, including Ciner Holdings and Ciner Corp, for all expenses they incur and payments they make on our behalf pursuant to the Services Agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and such affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by such affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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

Indemnification Agreement
On October 23, 2015, in connection with the consummation of the Transaction, the Partnership amended and restated in its entirety, and renamed, that Omnibus Agreement (as amended and restated, the “Indemnification Agreement”), dated September 18, 2013, among the Partnership, our general partner and OCI Enterprises. Pursuant to the Indemnification Agreement, OCI Enterprises agreed to continue to indemnify the Partnership for issues arising out of, including but not limited to, certain tax liabilities relating to the period before the Partnership’s initial public offering and assets retained by OCI Enterprises and its affiliates.
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
Transactions with Affiliates
Ciner Corp and Ciner Wyoming are party to a sales agency agreement dated June 17, 2015. Under the sales agency agreement, Ciner Corp contracts with customers, including ANSAC and Ciner Group, for the sale of the soda ash that Ciner Wyoming produces, and Ciner Wyoming delivers soda ash directly to the customers. Though Ciner Corp is the contractual party with customers, any risk of loss related to soda ash is passed directly to Ciner Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. Ciner Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with Ciner Wyoming. Ciner Wyoming also bears any risk of loss from liability claims related to soda ash. Ciner Corp receives sales proceeds directly from customers on behalf of Ciner Wyoming, and Ciner Corp then transfers the total proceeds of the sales directly to Ciner Wyoming, less Ciner Corp’s actual costs of sales and marketing. Ciner Corp’s costs are allocated to Ciner Wyoming by OCI Enterprises (prior to the Transaction) and Ciner Corp (subsequent to the Transaction) based on the amount of time spent by Ciner Corp providing such services. For the years ended December 31, 2017, 2016 and 2015, these charges amounted to approximately $14.5 million, $14.9 million and $5.8 million, respectively. Ciner Corp also contracts with various land and sea carriers for freight transportation on behalf of Ciner Wyoming. All such actual freight costs are charged directly to Ciner Wyoming.
Substantially all of Ciner Wyoming’s selling and marketing expenses and general and administrative expenses are expenses charged to Ciner Wyoming by Ciner Corp for actual expenses incurred by it on behalf of Ciner Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.

Ciner Corp, on behalf of Ciner Wyoming, also makes sales of soda ash to Ciner Ic ve Dis Ticaret Anonim Sirketi, or CIDT, an affiliate of Ciner Group that sells soda ash to markets not served by ANSAC. These sales of soda ash to CIDT were approved, in 2016, by the Board of Ciner Wyoming (formerly OCI Wyoming LLC) and by the Audit Committee pursuant to the Related Persons Transaction Policy of the general partner. For the year ended December 31, 2017, sales to CIDT were approximately $82.3 million. See Item 8, Financial Statements and Supplementary Data, Note 15 , “Agreements and Transactions with Affiliates,” for more information.

Ciner Corp is a member company of ANSAC and had an approximate 33.2%, 41.1% and 41.9% participation interest at December 31, 2017, 2016 and 2015, respectively. Kirk Milling, the Chief Executive Officer of Ciner Corp and Chairman of the Board and Chief Executive Officer of our General Partner, has served as a director of ANSAC since 2001, and Nicole Daniel, the Vice President, General Counsel and Secretary of Ciner Corp and our General Partner, has served as a director of ANSAC since October 2016. We made approximately 44.7%, 55.2% and 53.7% of our total net sales for the years ended December 31, 2017, 2016 and 2015, respectively, through Ciner Corp’s membership in ANSAC. In addition, ANSAC provides logistics and support services for all of our export sales.

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
ITEM 14. Principal Accounting Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of Ciner Resources LP for the year ended December 31, 2017. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.

Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the years ended December 31, 2017 and December 31, 2016.

	Year ended December 31,	Year ended December 31,
	2017	2016
Audit fees (1)	$683,396	$743,084
Audit-related fees (2)	—	—
Tax fees (3)	367,065	515,089
All other fees (4)	—	—
Total	$1,050,461	$1,258,173

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

(3) Tax fees represent fees for professional services rendered in connection with tax compliance. For the year ended December 31, 2017 and 2016, $284,507 and $288,497 of the above tax fees were related to K-1 services.

(4) All other fees represent fees for services not classifiable under the other categories listed in the table above.
Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2017, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

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

3.	The exhibits listed on the Exhibit Index are included with this Report and incorporated by reference into this Item.

Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit Number	Description
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

3.8
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

10.9
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

10.16*	Sodium Lease (WYW079420), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC
10.17*	Sodium Lease (WYW0111730), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC
10.18*	Sodium Lease (WYW0111731), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC
10.19
License Agreement, dated July 18, 1961, between Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (as amended by Amendment of License Agreement, dated September 20, 2010, between Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as successor by assignment from Stauffer Chemical Company of Wyoming, and Rock Springs Royalty Company LLC, as successor in interest to Union Pacific Railroad Company) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.20
Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

10.21++
Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)

10.22++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2014)

10.23++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 4, 2014)

10.24++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan TR Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 6, 2014)

10.25
Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the SEC on July 2, 2014)

10.26
Amendment No. 1 to Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of November 5, 2015 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2016)

10.27
Services Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.28
OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.29
Trademark License Agreement, dated as of October 23, 2015, among Park Holding A.S., Ciner Enterprises Inc., Ciner Resources Corporation (formerly known as OCI Chemical Corporation), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 9, 2018
23.2*	Consent of Hollberg Professional Group, PC, dated March 9, 2018
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
* Filed herewith.
**  Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and are not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended.
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
Date: March 9, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Kirk H. Milling	President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, our General Partner (Principal Executive Officer)	March 9, 2018
Kirk H. Milling

/s/ Scott R. Humphrey	Chief Financial Officer of Ciner Resource Partners LLC, our General Partner (Principal Financial Officer)	March 9, 2018
Scott R. Humphrey

/s/ Chris L. DeBerry	Chief Accounting Officer of Ciner Resource Partners LLC, our General Partner (Principal Accounting Officer)	March 9, 2018
Chris L. DeBerry

/s/ Atilla Ciner	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2018
Atilla Ciner

/s/ Dogan Pençe	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2018
Dogan Pençe

/s/ Oğuz Erkan	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2018
Oğuz Erkan

/s/ Michael E. Ducey	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2018
Michael E. Ducey

/s/ Thomas W. Jasper	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2018
Thomas W. Jasper

/s/ Angela A. Minas	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2018
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
MMBtu: Million British thermal units.
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