Form 10-Q
period 2018-03-31
Ciner Resources LP
filed 2018-05-07
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
Registrant’s telephone number, including area code: (770) 375-2300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,723,797 common units and 399,000 general partner units outstanding at May 4, 2018, the most recent practicable date.

CINER RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All our soda ash processed is sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”) and Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”), both of which are affiliates for export sales.
We include cross references to captions elsewhere in this Report, where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$22.1	$30.2
Accounts receivable—affiliates	89.0	98.3
Accounts receivable, net	37.4	34.2
Inventory	22.6	19.8
Other current assets	1.6	1.8
Total current assets	172.7	184.3
Property, plant and equipment, net	250.0	249.3
Other non-current assets	20.1	19.6
Total assets	$442.8	$453.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11.4	$11.4
Accounts payable	22.0	14.5
Due to affiliates	3.9	3.0
Accrued expenses	29.7	27.7
Total current liabilities	67.0	56.6
Long-term debt	120.5	138.0
Other non-current liabilities	12.1	10.4
Total liabilities	199.6	205.0
Commitments and Contingencies
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at March 31, 2018 and December 31, 2017)	147.0	148.3
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at March 31, 2018 and December 31, 2017)	3.8	3.8
Accumulated other comprehensive loss	(4.8)	(3.7)
Partners’ capital attributable to Ciner Resources LP	146.0	148.4
Non-controlling interest	97.2	99.8
Total equity	243.2	248.2
Total liabilities and partners’ equity	$442.8	$453.2
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2018	2017
Net Sales:
Sales—affiliates	$65.9	$77.5
Sales—others	55.3	49.1
Net sales	121.2	126.6
Operating costs and expenses:
Cost of products sold, including freight costs	86.4	91.4
Depreciation, depletion and amortization expense	6.8	6.7
Selling, general and administrative expenses—affiliates	4.9	4.0
Selling, general and administrative expenses—others	1.5	1.1
Total operating costs and expenses	99.6	103.2
Operating income	21.6	23.4
Other expenses:
Interest income	0.6	—
Interest expense	(1.3)	(0.9)
Other, net	—	(0.1)
Total other expense, net	(0.7)	(1.0)
Net income	$20.9	$22.4
Net income attributable to non-controlling interest	10.8	11.5
Net income attributable to Ciner Resources LP	$10.1	$10.9
Other comprehensive loss:
Loss on derivative financial instruments	$(2.2)	$(2.3)
Comprehensive income	18.7	20.1
Comprehensive income attributable to non-controlling interest	9.7	10.4
Comprehensive income attributable to Ciner Resources LP	$9.0	$9.7

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.51	$0.54

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.6	19.7
Cash distribution declared per unit	$0.567	$0.567

  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017

Cash flows from operating activities:
Net income	$20.9	$22.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	6.8	6.8
Equity-based compensation expenses	0.4	—
Other non-cash items	0.1	0.1
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	9.3	(17.2)
Accounts receivable, net	(3.2)	(0.1)
Inventory	(3.2)	(0.3)
Other current and non current assets	0.3	0.3
Increase (decrease) in:
Accounts payable	5.2	1.8
Due to affiliates	0.9	—
Accrued expenses and other liabilities	(0.2)	(3.0)
Net cash provided by operating activities	37.3	10.8
Cash flows from investing activities:
Capital expenditures	(4.0)	(6.0)
Net cash used in investing activities	(4.0)	(6.0)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	25.0	20.0
Repayments on Ciner Wyoming credit facility	(42.5)	(9.5)
Common units surrendered for taxes	(0.3)	—
Distributions to common unitholders	(11.1)	(11.2)
Distributions to general partner	(0.2)	(0.2)
Distributions to non-controlling interest	(12.3)	(12.2)
Net cash used in financing activities	(41.4)	(13.1)
Net decrease in cash and cash equivalents	(8.1)	(8.3)
Cash and cash equivalents at beginning of period	30.2	19.7
Cash and cash equivalents at end of period	$22.1	$11.4
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2016	$151.0	$3.9	$(1.6)	$153.3	$105.9	$259.2
Net income	10.7	0.2	—	10.9	11.5	22.4
Other comprehensive income/(loss)	—	—	(1.2)	(1.2)	(1.1)	(2.3)
Distributions	(11.2)	(0.2)	—	(11.4)	(12.2)	(23.6)
Balance at March 31, 2017	$150.5	$3.9	$(2.8)	$151.6	$104.1	$255.7

Balance at December 31, 2017	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	9.9	0.2	—	10.1	10.8	20.9
Other comprehensive income/(loss)	—	—	(1.1)	(1.1)	(1.1)	(2.2)
Equity-based compensation plan activity	(0.1)	—	—	(0.1)	—	(0.1)
Distributions	(11.1)	(0.2)	—	(11.3)	(12.3)	(23.6)
Balance at March 31, 2018	$147.0	$3.8	$(4.8)	$146.0	$97.2	$243.2

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). As of March 31, 2018 we have adopted the guidance outlined in Accounting Standards Codification No. 606, Revenue from Contracts with Customers. For further information on the Partnership’s adoption of this standard, refer to “Recently Issued Accounting Pronouncements” below as well as Footnote 6. There have been no other material changes in the significant accounting policies followed by us during the three month period ended March 31, 2018 from those disclosed in the 2017 Annual Report.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership has applied the provisions of this ASU and believes our adoption of ASU 2014-09 does not materially change the amount or timing of revenues recognized by us, nor does it materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. The FASB issued various amendments to ASU

2014-09, one of which includes allowing entities to elect to account for shipping and handling activities performed after the control of a good has been transferred to the customer as a fulfillment cost versus an obligation of a promised service. The Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs, which does not have a material impact on our financial statements. The Partnership adopted this ASU effective January 1, 2018, as permitted by the ASU, using the modified retrospective method and we have not made any adjustment to opening retained earnings.
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

In May 2017, the FASB issued ASU 2017-09–Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Partnership adopted this ASU effective January 1, 2018 and notes that there is no material impact to the Partnership’s consolidated financial statements.

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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for both the three months ended March 31, 2018 and 2017.

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2018	2017
Numerator:
Net income attributable to Ciner Resources LP	$10.1	$10.9
Less: General partner’s interest in net income	0.2	0.2
Total limited partners’ interest in net income	$9.9	$10.7

Denominator:
Weighted average limited parter units outstanding:
Common - Public and Ciner Holdings (basic and diluted)	19.6	19.7
Weighted average limited partner units outstanding	19.6	19.7

Net income per limited partner units:
Common - Public and Ciner Holdings (basic and diluted)	$0.51	$0.54
Net income per limited partner units (basic and diluted)	$0.51	$0.54
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Net income attributable to common unitholders:
Distributions(1)	$11.1	$11.1
Distributions in excess of net income	(1.2)	(0.4)
Common unitholders’ interest in net income	$9.9	$10.7

(1) Distributions declared per unit for the period	$0.567	$0.567
Quarterly Distribution
On April 26, 2018, the Partnership declared its first quarter 2018 quarterly cash distribution of $0.5670 per unit. The quarterly cash distribution is payable on May 21, 2018 to unitholders of record on May 7, 2018.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2018	December 31, 2017
Raw materials	$12.2	$10.1
Finished goods	4.0	3.2
Stores inventory	6.4	6.5
Total	$22.6	$19.8
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	March 31, 2018	December 31, 2017
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 1.72% at March 31, 2018 and 1.82% December 31, 2017	$11.4	$11.4
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.19% at March 31, 2018 and 3.08% at December 31, 2017	120.5	138.0
Total debt	131.9	149.4
Current portion of long-term debt	11.4	11.4
Total long-term debt	$120.5	$138.0

On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (the “Ciner Wyoming Credit Facility”).  Such facility consists of a $225.0 million senior unsecured revolving credit facility with a maturity date of August 1, 2022. Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either a Base Rate or a Eurodollar Rate.  Each Eurodollar Rate Loan bears interest at a Eurodollar Rate plus an applicable margin.  Each Base Rate Loan bears interest at a Base Rate plus an applicable margin.  The Base Rate equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month London Interbank Offered Rate “LIBOR” plus 1.0%.The Ciner Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 3.00 to 1.00. The Ciner Wyoming Credit Facility replaces the former Credit Facility, dated as of July 18, 2013, by and among Ciner Wyoming, which was terminated on August 1, 2017 upon entry into the new Ciner Wyoming Credit Facility.  This arrangement was accounted for as a modification of debt in accordance with Accounting Standards Codification (“ASC”) 470-50.

Aggregate maturities required on long-term debt at March 31, 2018 are due in future years as follows:

(In millions)	Amount
2018	$11.4
2019, 2020, 2021	—
2022	120.5
Total	$131.9

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2018	December 31, 2017
Reclamation reserve	$5.2	$5.1
Derivative instruments and hedges, fair value liabilities	6.9	5.3
Total	$12.1	$10.4
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2018	December 31, 2017
Beginning reclamation reserve balance	$5.1	$5.5
Accretion expense	0.1	0.3
Reclamation adjustments (1)	—	(0.7)
Ending reclamation reserve balance	$5.2	$5.1

(1) The reclamation adjustments are primarily a result of changes in the self-bond agreement with the Wyoming Department of Environmental Quality. See Note 10. “Commitments and Contingencies” for additional information on our reclamation reserve.
6. REVENUE

The Partnership has one reportable segment and our revenue is derived from the sale of soda ash which is our sole and primary good and service. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. At contract inception, we assess the goods and services promised in contacts with customers and identify performance obligations for each promise to transfer to the customer, a good or service that is distinct. To identify the performance obligations, the Partnership considers all goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. From its analysis, the Partnership determined that the sale of soda ash is currently its only performance obligation. Many of our customer volume commitments are short-term and our performance obligations for the sale of soda ash are generally limited to single purchase orders.

When performance obligations are satisfied. Substantially all of our revenue is recognized at a point-in-time when control of goods transfers to the customer.

Transfer of Goods. The Partnership uses standard shipping terms across each customer contract with very few exceptions. Shipments to customers are made with terms stated as Free on Board (“FOB”) Shipping Point. Control typically transfers when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset.

Payment Terms. Our payment terms vary by the type and location of our customers and the products or services offered. The term between invoicing and when payment is due is not significant and consistent with typical terms in the industry.

Variable Consideration. We recognize revenue as the amount of consideration that we expect to receive in exchange for transferring promised goods or services to customers. We do not adjust the transaction price for the effects of a significant financing component, as the time period between control transfer of goods and services and expected payment is one year or less. At the time of sale, we estimate provisions for different forms of variable consideration (discounts, rebates, and pricing adjustments) based on historical experience, current conditions and contractual obligations, as applicable. The estimated transaction price is typically not subject to significant reversals. We adjust these estimates when the most likely amount of consideration we expect to receive changes, although these changes are typically immaterial.

Returns, Refunds and Warranties. In the normal course of business, the Partnership does not accept returns, nor does it typically provide customers with the right to a refund.

Freight. In accordance with ASC 606, the Partnership made a policy election to treat freight and related costs that occur after control of the related good transfers to the customer as fulfillment activities instead of separate performance obligations. Therefore freight is recognized at the point in which control of soda ash has transfered to the customer.

Revenue disaggregation. In accordance with ASC 606-10-50, the Partnership disaggregates revenue from contracts with customers into geographical regions. The Partnership determined that disaggregating revenue into these categories achieved the disclosure objectives to depict how the nature, timing, amount and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 12, “Major Customers and Segment Reporting” for revenue disaggregated into geographical regions.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).

Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Condensed Consolidated Balance Sheet as of March 31, 2018. There were no contract assets as of March 31, 2018 and the date of adoption of ASC 606.

Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contact liability for prepaid freight will be recorded. For the three months ended March 31, 2018, there were no customers that required prepaid freight. There were no contract liabilities as of March 31, 2018 and the date of adoption of ASC 606.

Practical and Expedients Exceptions

Incremental costs of obtaining contracts. We generally expense costs related to sales, including sales force salaries and marketing expenses, when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Unsatisfied performance obligations. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

7. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for both the three months ended March 31, 2018 and 2017 were $0.2 million and $0.4 million, respectively. The decrease in pension costs during the three months ended March 31, 2018 of $0.2 million was driven by improved discount rates.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended March 31, 2018 and 2017, were $1.3 million and $2.1 million, respectively. The decrease during the three months ended March 31, 2018 was primarily due to the additional profit sharing contributions made during 2017.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp. on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $10.4 million and $11.5 million at March 31, 2018 and December 31, 2017, respectively. The decrease in the obligation as of March 31, 2018 as compared to December 31, 2017 is due to the Partnership amending its postretirement benefit plan during 2017 to increase eligibility requirements at which participants may begin receiving benefits, implemented a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016. The result of these changes have resulted in a postretirement (benefit) cost being amortized to the liability recorded at Ciner Corp. during the latter half of 2017 and into the first quarter of 2018.
The Partnership’s allocated portion of postretirement (benefit) costs for the three months ended March 31, 2018 and 2017, were $(0.7) million and $(0.6) million, respectively.
8. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our 2017 Annual Report.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). As of March 31, 2018, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2018 or 2017.
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

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	94,791	$27.22	39,170	$22.50
Granted	3,907	26.84	—	—
Vested	(42,892)	25.73	(13,055)	22.50
Forfeited	(396)	28.46	(6,583)	22.13
Unvested at the end of the period	55,410	$28.33	19,532	$22.62

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
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards, with market conditions, granted to employees. This type of award requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit(1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	26,177	$42.93	5,787	$43.93
Forfeited	—	—	(1,021)	43.93
Unvested at the end of the period	26,177	$42.93	4,766	$43.93

(1)Determined by dividing the aggregate grant date fair value of awards by the number of units.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$1.5	1.97	$0.3	1.35
Performance-based units	0.7	1.73	0.2	1.84
Total	$2.2		$0.5

9. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2017	$(3.7)
Other comprehensive loss before reclassification	(1.5)
Amounts reclassified from accumulated other comprehensive loss	0.4
Net current period other comprehensive loss	(1.1)
Balance at March 31, 2018	$(4.8)
Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2018	2017
Unrealized gain (loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.1	$0.2
Mark to market adjustment on natural gas forward contracts	(2.3)	(2.5)
Loss on derivative financial instruments	$(2.2)	$(2.3)

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2018	2017
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$—	$0.1	Interest expense
Natural gas forward contracts	0.4	0.1	Cost of products sold
Total reclassifications for the period	$0.4	$0.2
10. COMMITMENTS AND CONTINGENCIES
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $32.9 million as of March 31, 2018 and December 31, 2017, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Ciner Wyoming’s revenue bonds require it to maintain stand-by letters of credit totaling $11.6 million as of March 31, 2018 and December 31, 2017.
11. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. In the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015 the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the limited liability company agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. These transactions do not necessarily represent arm's length transactions and may not represent all costs if the Company operated on a standalone basis.
The total costs charged to the Partnership by affiliates for each period presented were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Ciner Corp	$4.1	$3.7
ANSAC (1)	0.8	0.3
Total selling, general and administrative expenses - Affiliates	$4.9	$4.0

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Cost of products sold includes freight costs charged by ANSAC. For the three months ended March 31, 2018 and 2017, these costs were zero and $8.6 million, respectively. The decrease in freight costs charged by ANSAC was due to a decrease in non-ANSAC international sales, to CIDT, during the three months ended March 31, 2018 compared to 2017. When we elect to use ANSAC to provide freight services for our other non-ANSAC international sales, ANSAC separately and directly charges the Partnership for such services. There were no sales to CIDT during the three months ended March 31, 2018, as the previous contract concluded in the 2017 year.

Net sales to affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
ANSAC	$65.9	$41.2
CIDT	—	36.3
Total	$65.9	$77.5

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$51.5	$57.7	$1.3	$1.3
CIDT	28.4	32.9	—	—
Ciner Corp	9.1	7.7	2.6	1.7
Total	$89.0	$98.3	$3.9	$3.0

12. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2018	2017
Domestic	$55.3	$49.1
International
ANSAC	65.9	41.2
CIDT	—	36.3
Total international	65.9	77.5
Total net sales	$121.2	$126.6
13. FAIR VALUE MEASUREMENTS
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018. These contracts had an aggregate notional value of $69.5 million and $70.0 million at March 31, 2018 and December 31, 2017, respectively.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2023. These contracts had an aggregate notional value of $40.0 million and $37.0 million at March 31, 2018 and December 31, 2017, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017:

	Assets				Liabilities
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$0.1	Other current assets	$—		$—		$—
Natural gas forward contracts - current		—		—	Accrued Expenses	2.6	Accrued Expenses	1.9
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	7.0	Other non-current liabilities	5.3
Total derivatives designated as hedging instruments		$0.1		$—		$9.6		$7.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
14. SUBSEQUENT EVENTS
On May 1, 2018, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $25.0 million. This distribution is payable on May 8, 2018.
On April 26, 2018, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2018 of $0.5670 per unit will be paid on May 21, 2018 to unitholders of record on May 7, 2018.

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

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.55: 1.0 and 1.51: 1.0 for the three months ended March 31, 2018 and 2017, respectively.
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
Union Pacific is our largest provider of domestic rail freight services and accounted for 80.5% and 67.8% of our total freight costs during the three months ended March 31, 2018 and 2017, respectively. The increase in the percentage of freight that is related to Union Pacific is due to sales to domestic customers and ANSAC primarily consist of only rail freight services. During 2017, freight charges included ocean freight charges related to sales to CIDT which were not a contributor to our total freight costs during the three months ended March 31, 2018 as the previous contract with CIDT concluded in the 2017 year. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics. We generally pass on to our customers increases in our freight costs but we may be unsuccessful in doing so in the future.
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
In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT to sell soda ash to markets not served by ANSAC. In 2017, sales to CIDT include the cost of rail freight to the port of embarkation and the additional ocean freight to the port of disembarkation.
Cost of products sold
Expenses relating to employee compensation, energy, including natural gas and electricity, royalties and maintenance materials constitute the greatest components of cost of products sold. These costs generally increase in line with increases in sales volume.
Employee Compensation. See Part I, Item 1. Financial Statements - Note 7, “Employee Compensation” for information on the various plans.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00 per MMBtu. The average monthly Henry Hub natural gas settlement prices for the three months ended March 31, 2018 and 2017 were $3.08 and $2.99 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
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
First Quarter 2018 Financial Highlights:

•	Net sales of $121.2 million decreased 4.3% over the prior-year first quarter.

•	Net income of of $20.9 million decreased 6.7% over the prior-year first quarter.

•	Adjusted EBITDA of $28.8 million decreased 5.3% over the prior-year first quarter.

•	Earnings per unit of of $0.510 decreased 5.6% over the prior-year first quarter.

•	Quarterly distribution declared per unit of $0.567 remained flat compared to the prior-year first quarter.

•	Net cash provided by operating activities of $37.3 million increased by 245.4% over the prior-year first quarter.

•
Distributable cash flow of $13.2 million was down 1.5% compared to the prior-year first quarter. The distribution coverage ratio was 1.16: 1.0 and 1.17: 1.0 for the three months ended March 31, 2018 and 2017, respectively.

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
The following table sets forth our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In millions; except for operating and other data section)	2018	2017
Net sales:
Sales—affiliates	$65.9	$77.5
Sales—others	55.3	49.1
Net sales	$121.2	$126.6
Operating costs and expenses:
Cost of products sold	86.4	91.4
Depreciation, depletion and amortization expense	6.8	6.7
Selling, general and administrative expenses—affiliates	4.9	4.0
Selling, general and administrative expenses—others	1.5	1.1
Total operating costs and expenses	99.6	103.2
Operating income	21.6	23.4
Total other expense, net	(0.7)	(1.0)
Net income	20.9	22.4
Net income attributable to non-controlling interest	10.8	11.5
Net income attributable to Ciner Resources LP	$10.1	$10.9

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,037.4	983.9
Ore to ash ratio(1)	1.55: 1.0	1.51: 1.0
Soda ash volume produced (thousands of short tons)	669.1	651.5
Soda ash volume sold (thousands of short tons)	667.6	670.8
Adjusted EBITDA(2)	$28.8	$30.4

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended March 31,		Percent Increase/(Decrease)
(Dollars in millions)	2018	2017	QTD

Net sales:
Domestic	$55.3	$49.1	12.6%
International	65.9	77.5	(15.0)%
Total net sales	$121.2	$126.6	(4.3)%
Sales volumes (thousands of short tons):
Domestic	257.0	225.7	13.9%
International	410.6	445.1	(7.8)%
Total soda ash volume sold	667.6	670.8	(0.5)%
Average sales price (per short ton): (1)
Domestic	$215.18	$217.55	(1.1)%
International	$160.50	$174.03	(7.8)%
Average	$181.55	$188.68	(3.8)%
Percent of net sales:
Domestic sales	45.6%	38.8%	17.5%
International sales	54.4%	61.2%	(11.1)%
Total percent of net sales	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017
Consolidated Results
Net sales. Net sales decreased by 4.3% to $121.2 million for the three months ended March 31, 2018 from $126.6 million for the three months ended March 31, 2017, driven by a decrease in total average sales price of 3.8%, as well as a decrease in soda ash volumes sold of 0.5%. The decrease in total average sales prices was primarily driven by the absence of international sales to CIDT in the first quarter of 2018. During 2017, international average sales price reflected the increase in freight costs driven by export sales volume to CIDT. There were no sales to CIDT during the three months ended March 31, 2018, as the previous contract concluded in the 2017 year.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 5.0% to $93.2 million for the three months ended March 31, 2018 from $98.1 million for the three months ended March 31, 2017, primarily due to a decrease in freight costs of 13.6% to $34.4 million for the three months ended March 31, 2018, compared to $39.8 million for the three months ended March 31, 2017. The decrease in freight costs was driven by no export sales volumes to CIDT during the three months ended March 31, 2018 compared to the prior year first quarter.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 25.5% to $6.4 million for the three months ended March 31, 2018, compared to $5.1 million for the three months ended March 31, 2017. The two primary drivers for the increase were higher selling and administrative fees relating to our affiliate, ANSAC, which directly correlates with the volume we sell to ANSAC, and higher expenses from our ERP implementation project.
Operating income. As a result of the foregoing and primarily lower average sales prices in 2018, operating income decreased by 7.7% to $21.6 million for the three months ended March 31, 2018, compared to $23.4 million for the three months ended March 31, 2017.
Net income. As a result of the foregoing, net income decreased by 6.7% to $20.9 million for the three months ended March 31, 2018, compared to $22.4 million primarily for the three months ended March 31, 2017.

Liquidity and Capital Resources
Sources of liquidity include cash generated from operations and borrowings under credit facilities. We use cash and require liquidity primarily to finance and maintain our operations, fund capital expenditures for our property, plant and equipment, make cash distributions to holders of our partnership interests, pay the expenses of our general partner and satisfy obligations arising from our indebtedness. Our ability to meet these liquidity requirements will depend on our ability to generate cash flow from operations.
Our sources of liquidity include:

•	cash generated from our operations;

•
Approximately $92.9 million ($225.0 million, less $120.5 million outstanding and less standby letters of credit of $11.6 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of March 31, 2018; During the three months ended March 31, 2018, we had repayments on the Ciner Wyoming Credit Facility of $42.5 million, offset by borrowings of $25.0 million; and

•	$10.0 million available for borrowing under the Revolving Credit Facility as of March 31, 2018.
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
On April 26, 2018 the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2018 of $0.567 per unit will be paid on May 21, 2018 to unitholders of record on May 7, 2018. See Part I, Item 1, Financial Statements - Note 14, “Subsequent Events”, for more information.
We intend to pay a sustainable quarterly distribution and continue to grow our quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2018, we had a working capital balance of $105.7 million as compared to a working capital balance of $127.7 million as of December 31, 2017.
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

The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended March 31,
(In millions)	2018	2017
Capital Expenditures:
Maintenance	$2.8	$2.7
Expansion	4.8	1.7
Total	$7.6	$4.4

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$37.3	$10.8	245.4%
Investing activities	$(4.0)	$(6.0)	(33.3)%
Financing activities	$(41.4)	$(13.1)	216.0%
Operating Activities
Our operating activities during the three months ended March 31, 2018 provided cash of $37.3 million, an increase of 245.4% from the $10.8 million cash provided during the three months ended March 31, 2017, primarily as a result of the following:

•
$9.1 million of working capital provided by operating activities during the three months ended March 31, 2018, compared to $18.5 million of working capital used in operating activities during the three months ended March 31, 2017. The $27.6 million increase in working capital provided by operating activities was primarily due to the $26.5 million decrease in due-from affiliates; in addition to,

•	a decrease of 6.7% in net income of $20.9 million during the three months ended March 31, 2018, compared to $22.4 million for the prior-year.
Investing Activities
We used cash flows of $4.0 million in investing activities during the three months ended March 31, 2018, compared to $6.0 million during the three months ended March 31, 2017, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $41.4 million during the three months ended March 31, 2018 increased by 216.0% over the prior-year, largely due to net repayments of long-term debt of $17.5 million during the three months ended March 31, 2018 compared to the $10.5 million in net borrowings during the three months ended March 31, 2017. Distributions paid during the three months ended March 31, 2018 of $23.6 million was flat compared to the three months ended March 31, 2017.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	March 31, 2018
Short-term borrowings from banks:
Outstanding amount at period ending	$120.5
Weighted average interest rate at period ending(1)	3.19%
Average daily amount outstanding for the period	$130.5
Weighted average daily interest rate for the period(1)	3.27%
Maximum month-end amount outstanding during the period	$135.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2018, the interest rate swap contracts had an aggregate notional value of $69.5 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of March 31, 2018 and December 31, 2017, respectively.
Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (“Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association, as administrative agent, swing line lender and a Letter of Credit (“ L/C”) issuer. The Ciner Wyoming Credit Facility replaces the former Credit Facility, dated as of July 18, 2013, by and among Ciner Wyoming, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, as amended, which was terminated on August 1, 2017 upon entry into the Ciner Wyoming Credit Facility. This arrangement was accounted for as a modification of debt in accordance with Accounting Standards Codification (“ASC”) 470-50.

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

Under the Ciner Wyoming Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of our general partner (or any entity that performs the functions of the Partnership’s general partner). In addition, a change of control would be triggered if the Partnership ceases to own at least 50.1% of the economic interests in Ciner Wyoming or cease to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.

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

At March 31, 2018, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.

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

At March 31, 2018, the Partnership was in compliance with all financial covenants of the Revolving Credit Facility.

Demand Revenue Bonds
Variable Rate Demand Revenue Bonds are held by Ciner Wyoming. These revenue bonds require Ciner Wyoming to maintain standby letters of credit totaling $11.6 million at March 31, 2018 and December 31, 2017, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of March 31, 2018, Ciner Wyoming was in compliance with these debt covenants.
Ciner Enterprises Credit Agreement
In addition, there are restrictions in the Credit Agreement by and among Ciner Enterprises (as borrower), Ciner Holdings and Ciner Corp. (each as guarantors), and the lenders party thereto that affect the Partnership. Specifically, Ciner Enterprises has agreed (subject to certain exceptions in addition to those described below) that it will not, and will not permit any of its subsidiaries, including Ciner Wyoming and us, to:

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

Contractual Obligations

During the three months ended March 31, 2018, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018 (the “2017 Annual Report”).
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 10, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
As of March 31, 2018 we have adopted the guidance outlined in ASC 606. There have been no other material changes in critical accounting policies followed by us during the three month period ended March 31, 2018 from those disclosed in the 2017 Annual Report.

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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
(In millions, except per unit data)	2018	2017
Reconciliation of Adjusted EBITDA to net income:
Net income	$20.9	$22.4
Add backs:
Depreciation, depletion and amortization expense	6.8	6.7
Interest expense, net	0.7	0.9
Restructuring charges and other, net (included in selling, general and administrative expense)	—	0.4
Equity-based compensation expense	0.4	—
Adjusted EBITDA	$28.8	$30.4
Less: Adjusted EBITDA attributable to non-controlling interest	14.4	15.3
Adjusted EBITDA attributable to Ciner Resources LP	$14.4	$15.1

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$14.4	$15.1
Less: Cash interest expense, net attributable to Ciner Resources LP	0.3	0.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	0.9	1.3
Distributable cash flow attributable to Ciner Resources LP	$13.2	$13.4

Cash distribution declared per unit	$0.567	$0.567
Total distributions to unitholders and general partner	$11.4	$11.4
Distribution coverage ratio	1.16	1.17

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$37.3	$10.8
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)
Net change in working capital	(9.1)	18.5
Interest expense, net	0.7	0.9
Restructuring charges and other, net (included in selling, general and administrative expense)	—	0.4
Other non-cash items	—	(0.1)
Adjusted EBITDA	$28.8	$30.4
Less: Adjusted EBITDA attributable to non-controlling interest	14.4	15.3
Adjusted EBITDA attributable to Ciner Resources LP	$14.4	$15.1
Less: Cash interest expense, net attributable to Ciner Resources LP	0.3	0.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	0.9	1.3
Distributable cash flow attributable to Ciner Resources LP	$13.2	$13.4
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks, and commodity price risks is discussed in Part II, Item 7A of our 2017 Annual Report. There has been no material change in that information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2018 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2017 Annual Report. There have been no material changes in that information.
Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report, which could materially affect our business, financial condition or future results. During the three months ended March 31, 2018, there were no material changes with respect to the risk factors disclosed in our 2017 Annual Report. The risks described in our 2017 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans
January 1 - January 31(1)	461	$25.11	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31(2)	10,790	28.76	—	—
Total	11,251	$28.61	—	—

(1)(2)Of the 1,589 and the 41,303 restricted common units that vested on January 1, 2018 and March 15, 2018, respectively, and converted to common units, 461 and 10,790 common units were purchased by the Partnership on January 1, 2018 and March 15, 2018, respectively, at the closing price of the Partnership’s common units on the NYSE on December 29, 2017 and March 14, 2018, respectively, in satisfaction of certain employee tax withholding obligations.

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	May 7, 2018
		By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	May 7, 2018
		By:	/s/ Scott R. Humphrey
Scott R. Humphrey Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	May 7, 2018
		By:	/s/ Chris L. DeBerry
Chris L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)