Form 10-Q
period 2018-06-30
Ciner Resources LP
filed 2018-08-06
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
Registrant’s telephone number, including area code: (770) 375-2300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,759,231 common units and 399,000 general partner units outstanding at August 3, 2018, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$20.9	$30.2
Accounts receivable—affiliates	75.5	98.3
Accounts receivable, net	42.1	34.2
Litigation settlement receivable	27.5	—
Inventory	20.8	19.8
Other current assets	2.0	1.8
Total current assets	188.8	184.3
Property, plant and equipment, net	255.4	249.3
Other non-current assets	20.0	19.6
Total assets	$464.2	$453.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11.4	$11.4
Accounts payable	19.0	14.5
Due to affiliates	4.1	3.0
Accrued expenses	29.1	27.7
Total current liabilities	63.6	56.6
Long-term debt	134.0	138.0
Other non-current liabilities	13.0	10.4
Total liabilities	210.6	205.0
Commitments and Contingencies
Equity:
Common unitholders - Public and Ciner Holdings (19.8 and 19.7 units issued and outstanding at June 30, 2018 and December 31, 2017)	152.9	148.3
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at June 30, 2018 and December 31, 2017)	3.8	3.8
Accumulated other comprehensive loss	(5.3)	(3.7)
Partners’ capital attributable to Ciner Resources LP	151.4	148.4
Non-controlling interest	102.2	99.8
Total equity	253.6	248.2
Total liabilities and partners’ equity	$464.2	$453.2
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2018	2017	2018	2017
Net Sales:
Sales—affiliates	$49.6	$71.6	$115.5	$149.1
Sales—others	60.3	48.1	115.6	97.2
Net sales	109.9	119.7	231.1	246.3
Operating costs and expenses:
Cost of products sold, including freight costs	88.7	89.0	175.1	180.4
Depreciation, depletion and amortization expense	7.3	6.5	14.1	13.2
Selling, general and administrative expenses—affiliates	4.3	4.1	9.2	8.1
Selling, general and administrative expenses—others	2.1	1.7	3.6	2.8
Litigation settlement	(27.5)	—	(27.5)	—
Total operating costs and expenses	74.9	101.3	174.5	204.5
Operating income	35.0	18.4	56.6	41.8
Other expenses:
Interest income	0.8	—	1.4	—
Interest expense	(1.2)	(0.8)	(2.5)	(1.7)
Other, net	(0.1)	(0.1)	(0.1)	(0.2)
Total other expense, net	(0.5)	(0.9)	(1.2)	(1.9)
Net income	$34.5	$17.5	$55.4	$39.9
Net income attributable to non-controlling interest	17.7	9.3	28.5	20.8
Net income attributable to Ciner Resources LP	$16.8	$8.2	$26.9	$19.1
Other comprehensive loss:
Loss on derivative financial instruments	$(1.0)	$(0.1)	$(3.2)	$(2.4)
Comprehensive income	33.5	17.4	52.2	37.5
Comprehensive income attributable to non-controlling interest	17.2	9.2	26.9	19.6
Comprehensive income attributable to Ciner Resources LP	$16.3	$8.2	$25.3	$17.9

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.83	$0.41	$1.34	$0.95

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	19.7	19.7	19.7
Cash distribution declared per unit	$0.567	$0.567	$1.134	$1.134

  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017

Cash flows from operating activities:
Net income	$55.4	$39.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	14.3	13.4
Litigation settlement	(27.5)	—
Equity-based compensation expenses	1.0	0.5
Other non-cash items	0.1	0.2
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	22.8	(26.7)
Accounts receivable, net	(7.9)	(1.3)
Inventory	(1.5)	0.8
Other current and non current assets	(0.1)	(0.3)
Increase (decrease) in:
Accounts payable	(0.6)	1.7
Due to affiliates	1.0	—
Accrued expenses and other liabilities	0.2	(2.5)
Net cash provided by operating activities	57.2	25.7
Cash flows from investing activities:
Capital expenditures	(14.9)	(13.3)
Net cash used in investing activities	(14.9)	(13.3)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	55.0	45.0
Repayments on Ciner Wyoming credit facility	(59.0)	(14.0)
Common units surrendered for taxes	(0.3)	—
Distributions to common unitholders	(22.3)	(22.3)
Distributions to general partner	(0.5)	(0.5)
Distributions to non-controlling interest	(24.5)	(24.5)
Net cash used in financing activities	(51.6)	(16.3)
Net decrease in cash and cash equivalents	(9.3)	(3.9)
Cash and cash equivalents at beginning of period	30.2	19.7
Cash and cash equivalents at end of period	$20.9	$15.8
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2016	$151.0	$3.9	$(1.6)	$153.3	$105.9	$259.2
Net income	18.7	0.4	—	19.1	20.8	39.9
Other comprehensive income/(loss)	—	—	(1.2)	(1.2)	(1.2)	(2.4)
Equity-based compensation plan activity	0.4	—	—	0.4	—	0.4
Distributions	(22.3)	(0.5)	—	(22.8)	(24.5)	(47.3)
Balance at June 30, 2017	$147.8	$3.8	$(2.8)	$148.8	$101.0	$249.8

Balance at December 31, 2017	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	26.4	0.5	—	26.9	28.5	55.4
Other comprehensive income/(loss)	—	—	(1.6)	(1.6)	(1.6)	(3.2)
Equity-based compensation plan activity	0.5	—	—	0.5	—	0.5
Distributions	(22.3)	(0.5)	—	(22.8)	(24.5)	(47.3)
Balance at June 30, 2018	$152.9	$3.8	$(5.3)	$151.4	$102.2	$253.6

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the period ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). As of June 30, 2018, we have adopted the guidance outlined in Accounting Standards Codification No. 606, Revenue from Contracts with Customers. For further information on the Partnership’s adoption of this standard, refer to “Recently Issued Accounting Pronouncements” below as well as Footnote 6. There have been no other material changes in the significant accounting policies followed by us during the six month period ended June 30, 2018 from those disclosed in the 2017 Annual Report.
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
Recently Issued Accounting Pronouncements and Regulatory Changes
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership has applied the provisions of this ASU and notes that our adoption of ASU 2014-09 does not materially change the amount or timing of revenues recognized by us, nor does it materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs. The Partnership adopted this ASU effective January 1, 2018, as permitted by the ASU, using the modified retrospective method and we have not made any adjustment to opening retained earnings.
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

On June 28, 2018, the Securities and Exchange Committee (“SEC”) adopted amendments to the definition of a smaller reporting company (“SRC”). Under the new ruling, registrants meet the criteria for being classified as an SRC with less than $250 million in public float as of the last business day of their most recently completed second fiscal quarter (previous threshold was $75 million) and with no public float or public float of less than $700 million, and annual revenues of less than $100 million in the most recently completed fiscal year. Qualifying for SRC classification enables issuers to take advantage of scaled disclosure requirements. The Partnership is currently reviewing the revised definition and evaluating the potential impact that this directive will have on future filings.

2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income attributable to Ciner Corp, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for both the three and six months ended June 30, 2018 and 2017.

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2018	2017	2018	2017
Numerator:
Net income attributable to Ciner Resources LP	$16.8	$8.2	$26.9	$19.1
Less: General partner’s interest in net income	0.3	0.2	0.5	0.4
Total limited partners’ interest in net income	$16.5	$8.0	$26.4	$18.7

Denominator:
Weighted average limited parter units outstanding:
Weighted average limited partner units outstanding	19.7	19.7	19.7	19.7

Net income per limited partner units:
Net income per limited partner units (basic and diluted)	$0.83	$0.41	$1.34	$0.95
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Net income attributable to common unitholders:
Distributions(1)	$11.2	$11.2	$22.3	$22.3
Undistributed earnings (Distributions in excess) of net income	5.3	(3.2)	4.1	(3.6)
Common unitholders’ interest in net income	$16.5	$8.0	$26.4	$18.7

(1) Distributions declared per unit for the period	$0.5670	$0.5670	$1.134	$1.134
Quarterly Distribution
On July 26, 2018, the Partnership declared its second quarter 2018 quarterly cash distribution of $0.567 per unit. The quarterly cash distribution is payable on August 20, 2018 to unitholders of record on August 6, 2018.
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
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its 2.0% general partner interest if we issue additional units (other than the issuance of common units upon a reset of the IDRs). Our general partner currently has an approximate 2.0% ownership interest in the partnership. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	June 30, 2018	December 31, 2017
Raw materials	$11.1	$10.1
Finished goods	3.7	3.2
Stores inventory	6.0	6.5
Total	$20.8	$19.8
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	June 30, 2018	December 31, 2017
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 1.61% at June 30, 2018 and 1.82% December 31, 2017	$11.4	$11.4
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.71% at June 30, 2018 and 3.08% at December 31, 2017	134.0	138.0
Total debt	145.4	149.4
Current portion of long-term debt	11.4	11.4
Total long-term debt	$134.0	$138.0

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

Aggregate maturities required on long-term debt at June 30, 2018 are due in future years as follows:

(In millions)	Amount
2018	$11.4
2019, 2020, 2021	—
2022	134.0
Total	$145.4

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	June 30, 2018	December 31, 2017
Reclamation reserve	$5.2	$5.1
Derivative instruments and hedges, fair value liabilities	7.8	5.3
Total	$13.0	$10.4
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	June 30, 2018	December 31, 2017
Beginning reclamation reserve balance	$5.1	$5.5
Accretion expense	0.1	0.3
Reclamation adjustments (1)	—	(0.7)
Ending reclamation reserve balance	$5.2	$5.1

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

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. At contract inception, we assess the goods and services promised in contracts with customers and identify performance obligations for each promise to transfer to the customer, a good or service that is distinct. To identify the performance obligations, the Partnership considers all goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. From its analysis, the Partnership determined that the sale of soda ash is currently its only performance obligation. Many of our customer volume commitments are short-term and our performance obligations for the sale of soda ash are generally limited to single purchase orders.

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

Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Condensed Consolidated Balance Sheet as of June 30, 2018. There were no contract assets as of June 30, 2018 or as of the date of adoption of ASC 606.

Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded. For the six months ended June 30, 2018, there were no customers that required prepaid freight. There were no contract liabilities as of June 30, 2018 or as of the date of adoption of ASC 606.

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

7. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The retirement plans had an accumulated benefit obligation of $56.1 million and $57.4 million at June 30, 2018 and December 31, 2017, respectively. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for both the three months ended June 30, 2018 and 2017 were $0.1 million and $0.5 million, respectively, and $0.3 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in pension costs during the three and six months ended June 30, 2018 of $0.6 million was driven by improved discount rates.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended June 30, 2018 and 2017, were $0.5 million and $0.4 million, respectively, and $1.8 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively. The decrease during the six months ended June 30, 2018 was primarily due to the additional profit sharing contributions made during 2017.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp. on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement benefits had a benefits obligation of $9.3 million and $11.5 million at June 30, 2018 and December 31, 2017, respectively. The decrease in the obligation as of June 30, 2018 as compared to December 31, 2017 is due to the Partnership amending its postretirement benefit plan during 2017 to increase eligibility requirements at which participants may begin receiving benefits, implemented a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016. The result of these changes have resulted in a postretirement (benefit) cost being amortized to the liability recorded at Ciner Corp during the latter half of 2017 and into the first quarter of 2018.
The Partnership’s allocated portion of postretirement (benefit) costs for the three months ended June 30, 2018 and 2017, were $(0.7) million and $(0.9) million, and $(1.4) million and $(1.5) million for the six months ended June 30, 2018 and 2017, respectively.
8. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our 2017 Annual Report.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). As of June 30, 2018, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the six months ended June 30, 2018, a total of 5,380 common units were granted and fully vested to non-employee directors, and 7,887 were granted during the six months ended June 30, 2017. The grant date average fair value per unit of these awards was $27.89 and $28.44 for the six months ended June 30, 2018 and 2017, respectively. The total fair value of these awards were approximately $0.2 million during the six months ended June 30, 2018 and 2017.
Time Restricted Unit Awards
We grant restricted unit awards in the form of common units to certain employees which vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards, and are accounted for at fair value at grant date. The Partnership has made a policy election to recognize compensation expense attributable to restricted unit awards on a straight-line basis.

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	94,791	$27.22	39,170	$22.50
Granted	37,914	26.13	77,839	28.46
Vested	(42,892)	25.73	(13,055)	22.50
Forfeited	(396)	28.46	(6,583)	22.13
Unvested at the end of the period	89,417	$27.46	97,371	$27.29

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit(1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	26,177	$42.93	5,787	$43.93
Granted	33,994	41.52	43,512	43.14
Forfeited	—	—	(1,021)	43.93
Unvested at the end of the period	60,171	$42.14	48,278	$43.22

(1)Determined by dividing the aggregate grant date fair value of awards by the number of units.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$2.1	2.11	$2.4	2.51
Performance-based units	1.9	2.25	1.0	2.39
Total	$4.0		$3.4

9. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2017	$(3.7)
Other comprehensive loss before reclassification	(2.3)
Amounts reclassified from accumulated other comprehensive loss	0.7
Net current period other comprehensive loss	(1.6)
Balance at June 30, 2018	$(5.3)
Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Unrealized gain (loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$—	$—	$0.1	$0.2
Mark to market adjustment on natural gas forward contracts	(1.0)	(0.1)	(3.3)	(2.6)
Loss on derivative financial instruments	$(1.0)	$(0.1)	$(3.2)	$(2.4)

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2018	2017	2018	2017
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$—	$—	$—	$0.1	Interest expense
Natural gas forward contracts	0.3	0.1	0.7	0.2	Cost of products sold
Total reclassifications for the period	$0.3	$0.1	$0.7	$0.3
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
Litigation Settlement
On February 2, 2016, amended on January 3, 2017, Ciner Wyoming filed suit against Rock Springs Royalty Company LLC (“RSRC”) in the Third Judicial District Court in Sweetwater County, Wyoming, Case No. C-16-77-L, seeking, among other things, to recover approximately $32 million in royalty overpayments.  The royalty payments arose under our license with RSRC, an affiliate of Anardarko Petroleum Corporation, to mine sodium minerals from lands located in Sweetwater County, Wyoming (“License”).    The License sets the applicable royalty rate based on a most favored nation clause, where either the royalty rate is set at the same royalty rate we pay to other licensors in Sweetwater County for sodium minerals, or, if certain conditions are met, the royalty rate is set by the rate paid by a third party to Anadarko Petroleum Corporation under a separate license. In the lawsuit, we claim that RSRC has, for at least the last 10 years, been charging an arbitrarily high royalty rate in contradiction of the License terms. In addition, we sought a modification of the expiration term of the License land-lease between Ciner Wyoming and RSRC to those terms granted to other licensors in accordance with the most favored nation clause.

On June 28, 2018, RSRC and Ciner Wyoming signed a Settlement Agreement and Release (the “Settlement Agreement”) which among other things (i) required RSRC to pay Ciner Wyoming $27.5 million no later than 14 days after the date of the Settlement Agreement and payment was received by Ciner Wyoming on July 2, 2018, and (ii) concurrently amended selected sections of the License land-lease including among other things, (a) extension of the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (b) revises the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the sale price of such sodium mineral products. There were no unresolved conditions or uncertainties associated with the Settlement Agreement as of June 30, 2018, and management determined the $27.5 million settlement payment related to the historical overpayment of royalties.

Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $32.9 million as of June 30, 2018 and December 31, 2017, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Ciner Wyoming’s revenue bonds require it to maintain stand-by letters of credit totaling $11.6 million as of June 30, 2018 and December 31, 2017.
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
The total costs charged to the Partnership by affiliates for each period presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Ciner Corp	$3.6	$3.5	$7.7	$7.2
ANSAC (1)	0.7	0.6	1.5	0.9
Total selling, general and administrative expenses - Affiliates	$4.3	$4.1	$9.2	$8.1

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Cost of products sold includes freight costs charged by ANSAC. When we elect to use ANSAC to provide freight services for our other non-ANSAC international sales, ANSAC separately and directly charges the Partnership for such services For the three months ended June 30, 2018 and 2017, these costs were zero and $5.0 million, respectively, and zero and $13.6 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in freight costs charged by ANSAC was due to a decrease in non-ANSAC international sales, to CIDT, during the six months ended June 30, 2018 compared to 2017. There were no sales to CIDT during the six months ended June 30, 2018, as the previous contract concluded in the 2017 year.

Net sales to affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
ANSAC	$49.6	$51.7	$115.5	$92.9
CIDT	—	19.9	—	56.2
Total	$49.6	$71.6	$115.5	$149.1

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$36.3	$57.7	$1.6	$1.3
CIDT	29.1	32.9	—	—
Ciner Corp	10.1	7.7	2.5	1.7
Total	$75.5	$98.3	$4.1	$3.0
12. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Domestic	$60.3	$48.1	$115.6	$97.2
International
ANSAC	49.6	51.7	115.5	92.9
CIDT	—	19.9	—	56.2
Total international	49.6	71.6	115.5	149.1
Total net sales	$109.9	$119.7	$231.1	$246.3
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and will mature on July 18, 2018. These contracts had an aggregate notional value of $69.0 million and $70.0 million at June 30, 2018 and December 31, 2017, respectively.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2023. These contracts had an aggregate notional value of $40.7 million and $37.0 million at June 30, 2018 and December 31, 2017, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017:

	Assets				Liabilities
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$0.1	Other current assets	$—		$—		$—
Natural gas forward contracts - current		—		—	Accrued Expenses	2.7	Accrued Expenses	1.9
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	7.8	Other non-current liabilities	5.3
Total derivatives designated as hedging instruments		$0.1		$—		$10.5		$7.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
14. SUBSEQUENT EVENTS
On July 26, 2018, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $25.0 million. This distribution is payable on August 20, 2018.
On July 26, 2018, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter of 2018 of $0.5670 per unit will be paid on August 20, 2018 to unitholders of record on August 6, 2018.
On July 13, 2018 Ciner Wyoming entered into certain interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. These contracts are for periods consistent with the exposure being hedged and are effective beginning on July 18, 2018. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50 million and have various maturities through 2022. As disclosed in Note 13, our previous interest rate swap contracts, with an aggregate notional value of $69.0 million as of June 30, 2018, expired on July 18, 2018.

On August 1, 2018, Ciner Enterprises refinanced its existing credit agreement, and, in connection with such refinancing, WE Soda and Ciner Enterprises, as borrowers, and KEW Soda, WE Soda, certain related parties, and Ciner Enterprises, Ciner Corp and Ciner Holdings, as original guarantors, entered into a new facilities agreement (the “Ciner Enterprises Facilities Agreement”) and certain related finance documents with a syndicate of lenders and an agent. While amounts are outstanding under the Ciner Enterprises Facilities Agreement, we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries, including covenants regarding transactions with our affiliates, certain amendments to our limited partnership agreement and consenting to or allowing certain restrictions on our ability to upstream cash to borrowers under the Ciner Enterprises Facilities Agreement, among other customary covenants. Due to its ownership and control of our general partner, Ciner Enterprises has the ability to prevent us from taking actions that would cause Ciner Enterprises to violate any covenants in, or otherwise to be in default under, the Ciner Enterprises Facilities Agreement, and has the ability to determine whether to seek consent of the lenders under the Ciner Enterprises Facilities Agreement to enable us to undertake an action that is currently prohibited by such covenants. The Ciner Enterprises Facilities Agreement expires on August 1, 2025.

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

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.55: 1.0 for the three and six months ended June 30, 2018, respectively, and 1.45: 1.0 and 1.48: 1.0 for the three and six months ended June 30, 2017.
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
Union Pacific is our largest provider of domestic rail freight services and accounted for 76.3% and 78.9% of our total freight costs during the three months ended June 30, 2018 and 2017, respectively, and 78.5% and 75.4% of our total freight costs during the six months ended June 30, 2018 and 2017, respectively. The year-to-date increase in the percentage of freight that is related to Union Pacific is due to sales to domestic customers and ANSAC primarily consisting of only rail freight services. During 2017, freight charges included ocean freight charges related to sales to CIDT which were not a contributor to our total freight costs during the six months ended June 30, 2018 as the previous contract with CIDT concluded in the 2017 year. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics.
Net Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when control of goods transfers to the customer. Control typically transfers when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Ciner Corp. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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
In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT to sell soda ash to markets not served by ANSAC. In 2017, sales to CIDT include the cost of rail freight to the port of embarkation and the additional ocean freight to the port of disembarkation. There were no sales to CIDT during the six months ended June 30, 2018, as the contract concluded in the 2017 year.
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 7, “Employee Compensation” for information on the various plans.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00 per MMBtu. The average monthly Henry Hub natural gas settlement prices for the three and six months ended June 30, 2018 and 2017 were $2.86 and $3.08, and $2.97 and $3.04 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
Royalties. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company LLC (“Rock Springs”), an affiliate of Anadarko Petroleum, which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.

The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. Under our license with Rock Springs, the applicable royalty rate is currently set at 8%. Any increase in the royalty rates we are required to pay to our lessors and licensor through renewal or renegotiation of leases or license, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. See Part II, Item 1. “Legal Proceedings” for additional information.

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
Second Quarter 2018 Financial Highlights:

•	Net sales of $109.9 million decreased 8.2% over the prior-year second quarter; year-to-date net sales of $231.1 million decreased 6.2% over the prior-year.

•
Net income of $34.5 million, including a $25.9 million net litigation settlement, increased 97.1% over the prior-year second quarter; year-to-date net income of $55.4 million increased 38.8% over the prior-year.

•
Adjusted EBITDA of $42.9 million, including a $25.9 million net litigation settlement, increased 67.6% over the prior-year second quarter; year-to-date adjusted EBITDA of $71.7 million increased 28.0% over the prior-year.

•	Earnings per unit of $0.830 for the quarter increased 102.4% over the prior-year second quarter of $0.410; year-to-date of $1.340 increased 41.1% over the prior-year

•	Quarterly distribution declared per unit of $0.567 remained flat compared to the prior-year second quarter as well as first quarter of 2018.

•
Net cash provided by operating activities of $19.9 million increased 33.6% over prior-year second quarter; year-to-date net cash provided by operating activities of $57.2 million increased by 122.6% over the prior-year.

•
Distributable cash flow of $19.6 million was up 81.5% compared to the prior-year second quarter. The distribution coverage ratio was 1.70: 1.00 and 0.94: 1.00 for the three months ended June 30, 2018 and 2017, respectively; and 1.43: 1.00 and 1.06: 1.00 for the six months ended June 30, 2018 and 2017.

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
The following table sets forth our results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions; except for operating and other data section)	2018	2017	2018	2017
Net sales:
Sales—affiliates	$49.6	$71.6	$115.5	$149.1
Sales—others	60.3	48.1	115.6	97.2
Net sales	$109.9	$119.7	$231.1	$246.3
Operating costs and expenses:
Cost of products sold	88.7	89.0	175.1	180.4
Depreciation, depletion and amortization expense	7.3	6.5	14.1	13.2
Selling, general and administrative expenses—affiliates	4.3	4.1	9.2	8.1
Selling, general and administrative expenses—others	2.1	1.7	3.6	2.8
Litigation settlement	(27.5)	—	(27.5)	—
Total operating costs and expenses	74.9	101.3	174.5	204.5
Operating income	35.0	18.4	56.6	41.8
Interest income	0.8	—	1.4	—
Interest expense	(1.2)	(0.8)	(2.5)	(1.7)
Other, net	(0.1)	(0.1)	(0.1)	(0.2)
Total other expense, net	(0.5)	(0.9)	(1.2)	(1.9)
Net income	34.5	17.5	55.4	39.9
Net income attributable to non-controlling interest	17.7	9.3	28.5	20.8
Net income attributable to Ciner Resources LP	$16.8	$8.2	$26.9	$19.1

Operating and Other Data:
Trona ore consumed (thousands of short tons)	899.1	933.2	1,936.5	1,917.1
Ore to ash ratio(1)	1.55: 1.0	1.45: 1.0	1.55: 1.0	1.48: 1.0
Soda ash volume produced (thousands of short tons)	579.0	643.0	1,248.1	1,294.5
Soda ash volume sold (thousands of short tons)	584.6	651.3	1,252.2	1,322.1
Adjusted EBITDA(2)	$42.9	$25.6	$71.7	$56.0

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Percent Increase/(Decrease)
(Dollars in millions)	2018	2017	2018	2017	QTD	YTD

Net sales:
Domestic	$60.3	$48.1	$115.6	$97.2	25.4%	18.9%
International	49.6	71.6	115.5	149.1	(30.7)%	(22.5)%
Total net sales	$109.9	$119.7	$231.1	$246.3	(8.2)%	(6.2)%
Sales volumes (thousands of short tons):
Domestic	271.9	216.5	528.9	442.2	25.6%	19.6%
International	312.7	434.8	723.3	879.9	(28.1)%	(17.8)%
Total soda ash volume sold	584.6	651.3	1,252.2	1,322.1	(10.2)%	(5.3)%
Average sales price (per short ton): (1)
Domestic	$221.77	$222.17	$218.57	$219.81	(0.2)%	(0.6)%
International	$158.62	$164.67	$159.68	$169.45	(3.7)%	(5.8)%
Average	$187.99	$183.79	$184.56	$186.29	2.3%	(0.9)%
Percent of net sales:
Domestic net sales	54.9%	40.2%	50.0%	39.5%	36.6%	26.6%
International net sales	45.1%	59.8%	50.0%	60.5%	(24.6)%	(17.4)%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	46.5%	33.2%	42.2%	33.4%	40.1%	26.3%
International volume	53.5%	66.8%	57.8%	66.6%	(19.9)%	(13.2)%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017
Consolidated Results
Net sales. Net sales decreased by 8.2% to $109.9 million for the three months ended June 30, 2018 from $119.7 million for the three months ended June 30, 2017, driven by a decrease in soda ash volumes sold of 10.2% primarily as a result of unexpected repairs to one of our calcining furnaces encountered during a regularly scheduled outage in May. The unit was successfully repaired and returned to operation. The decrease in volumes sold was partially offset by an increase in average sales prices of 2.3%. The increase in averages sales prices is primarily driven by a shift in our sales mix between domestic and international sales volumes compared to the prior year second quarter.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense remained relatively flat at $96.0 million for the three months ended June 30, 2018 compared to $95.5 million for the three months ended June 30, 2017. Our cost of products sold was primarily driven by a decrease in freight costs of 11.4% to $32.0 million for three months ended June 30, 2018, compared to $36.1 million for the three months ended June 30, 2017 due to a decrease in volumes sold, partially offset by an increase in employee compensation, medical claims, as well as higher professional fees, for the three months ended June 30, 2018 compared to the prior year second quarter.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 10.3% to $6.4 million for the three months ended June 30, 2018, compared to $5.8 million for the three months ended June 30, 2017. The increase was primarily driven by a higher expenses related to our Enterprise Resource Planning (“ERP”) implementation project.
Litigation settlement. During the three months ended June 30, 2018, we recognized $27.5 million ($25.9 million net of associated expenses) related to the settlement of an action initially filed against Rock Springs Royalty Company LLC (“RSRC”) in 2016, related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018.

Operating income. As a result of the foregoing and primarily the litigation settlement, operating income increased by 90.2% to $35.0 million for the three months ended June 30, 2018, compared to $18.4 million for the three months ended June 30, 2017.
Net income. As a result of the foregoing, net income increased by 97.1% to $34.5 million for the three months ended June 30, 2018, compared to $17.5 million for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017
Consolidated Results
Net sales. Net sales decreased by 6.2% to $231.1 million for the six months ended June 30, 2018 from $246.3 million for the six months ended June 30, 2017, driven by a decrease in soda ash volumes sold of 5.3% primarily as a result of unexpected repairs to one of our calcining furnaces encountered during a regularly scheduled outage in May. The unit was successfully repaired and returned to operation. The decrease in international sales prices was primarily driven by the absence of international sales to CIDT in 2018. During 2017, international average sales prices reflected the increase in freight costs driven by export sales volume to CIDT.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 2.3% to $189.2 million for the six months ended June 30, 2018 from $193.6 million for the six months ended June 30, 2017, primarily due to a decrease in freight costs of 12.5% to $66.4 million for the six months ended June 30, 2018, compared to $75.9 million for the six months ended June 30, 2017. The decrease in freight costs was driven by no export sales volumes to CIDT during the six months ended June 30, 2018 compared to the prior year. The decrease in freight costs were partially offset by an increase in employee compensation, medical claims, as well as higher professional fees, for the six months ended June 30, 2018 compared to the prior year.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 17.4% to $12.8 million for the six months ended June 30, 2018, compared to $10.9 million for the six months ended June 30, 2017. The two primary drivers for the increase were higher selling and administrative fees relating to our affiliate, ANSAC, which directly correlates with the volume we sell to ANSAC, and higher expenses from our ERP implementation project.
Litigation settlement. During the six months ended June 30, 2018 we recognized $27.5 million ($25.9 million net of associated expenses) related to the settlement of an action initially filed against Rock Springs Royalty Company LLC (“RSRC”) in 2016, related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018.
Operating income. As a result of the foregoing and primarily the litigation settlement, operating income increased by 35.4% to $56.6 million for the six months ended June 30, 2018, compared to $41.8 million for the six months ended June 30, 2017.
Net income. As a result of the foregoing, net income increased by 38.8% to $55.4 million for the six months ended June 30, 2018, compared to $39.9 million primarily for the six months ended June 30, 2017.
Liquidity and Capital Resources
Sources of liquidity include cash generated from operations and borrowings under credit facilities. We use cash and require liquidity primarily to finance and maintain our operations, fund capital expenditures for our property, plant and equipment, make cash distributions to holders of our partnership interests, pay the expenses of our general partner and satisfy obligations arising from our indebtedness. Our ability to meet these liquidity requirements will depend primarily on our ability to generate cash flow from operations.
Our sources of liquidity include:

•	cash generated from our operations;

•
Approximately $79.4 million ($225.0 million, less $134.0 million outstanding and less standby letters of credit of $11.6 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of June 30, 2018, during the six months ended June 30, 2018, we had repayments on the Ciner Wyoming Credit Facility of $59.0 million, offset by borrowings of $55.0 million, and

•	$10.0 million available for borrowing under the Revolving Credit Facility as of June 30, 2018.
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

On July 26, 2018 the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter of 2018 of $0.567 per unit will be paid on August 20, 2018 to unitholders of record on August 6, 2018. See Part I, Item 1, Financial Statements - Note 14, “Subsequent Events”, for more information.
We intend to sustain our quarterly distribution and continue to grow our quarterly distribution over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of June 30, 2018, we had a working capital balance of $125.2 million as compared to a working capital balance of $127.7 million as of December 31, 2017.
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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Capital Expenditures:
Maintenance	$2.1	$2.3	$4.9	$5.0
Expansion	10.7	4.7	15.4	6.4
Total	$12.8	$7.0	$20.3	$11.4

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,		Percent Increase/(Decrease)
(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$57.2	$25.7	122.6%
Investing activities	$(14.9)	$(13.3)	12.0%
Financing activities	$(51.6)	$(16.3)	216.6%
Operating Activities
Our operating activities during the six months ended June 30, 2018 provided cash of $57.2 million, an increase of 122.6% from the $25.7 million cash provided during the six months ended June 30, 2017, primarily as a result of the following:

•
$13.9 million of working capital provided by operating activities during the six months ended June 30, 2018, compared to $28.3 million of working capital used in operating activities during the six months ended June 30, 2017. The $42.2 million increase in working capital provided by operating activities was primarily due to the $49.5 million decrease in due-from affiliates; in addition to,

•	an increase of 38.8% in net income of $55.4 million during the six months ended June 30, 2018, compared to $39.9 million for the prior-year.
Investing Activities
We used cash flows of $14.9 million in investing activities during the six months ended June 30, 2018, compared to $13.3 million during the six months ended June 30, 2017, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $51.6 million during the six months ended June 30, 2018 increased by 216.6% over the prior-year, largely due to net repayments of long-term debt of $4.0 million during the six months ended June 30, 2018 compared to the $31 million in net borrowings during the six months ended June 30, 2017. Distributions paid during the six months ended June 30, 2018 of $47.3 million was flat compared to the six months ended June 30, 2017.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	June 30, 2018
Short-term borrowings from banks:
Outstanding amount at period end	$134.0
Weighted average interest rate at period end(1)	3.33%
Average daily amount outstanding for the period	$126.4
Weighted average daily interest rate for the period(1)	3.39%
Maximum month-end amount outstanding during the period	$137.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of June 30, 2018, the interest rate swap contracts had an aggregate notional value of $69.0 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of June 30, 2018 and December 31, 2017.
Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (“Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association, as administrative agent, swing line lender and a Letter of Credit (“ L/C”) issuer. The Ciner Wyoming Credit Facility replaces the former Credit Facility (“Former Ciner Wyoming Credit Facility”), dated as of July 18, 2013, by and among Ciner Wyoming, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, as amended, which was terminated on August 1, 2017 upon entry into the Ciner Wyoming Credit Facility. This arrangement was accounted for as a modification of debt in accordance with Accounting Standards Codification (“ASC”) 470-50.

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

The Ciner Wyoming Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Ciner Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios in the Ciner Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against Ciner Wyoming and (v) the occurrence of a default under any other material indebtedness Ciner Wyoming may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Ciner Wyoming Credit Facility, the administrative agent shall, at the request of the Required Lenders (as defined in the Ciner Wyoming Credit Facility), or may, with the consent of the Required Lenders, terminate all outstanding commitments under the Ciner Wyoming Credit Facility and may declare any outstanding principal of the Ciner Wyoming Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.

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

At June 30, 2018, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

Under the Revolving Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, Ciner Holdings or Ciner GP (or any entity that performs the functions of the Partnership’s general partner). In addition, a change of control would be triggered if the Partnership ceases to own at least 50.1% of the economic interests in Ciner Wyoming or ceases to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.

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

At June 30, 2018, the Partnership was in compliance with all financial covenants of the Revolving Credit Facility.
Demand Revenue Bonds
Variable Rate Demand Revenue Bonds are held by Ciner Wyoming. These revenue bonds require Ciner Wyoming to maintain standby letters of credit totaling $11.6 million at June 30, 2018 and December 31, 2017, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of June 30, 2018, Ciner Wyoming was in compliance with these debt covenants.
Ciner Enterprises Credit Agreement
In addition, there are restrictions in the Credit Agreement by and among Ciner Enterprises (as borrower), Ciner Holdings and Ciner Corp (each as guarantors), and the lenders party thereto that affect the Partnership. Specifically, Ciner Enterprises has agreed (subject to certain exceptions in addition to those described below) that it will not, and will not permit any of its subsidiaries, including Ciner Wyoming and us, to:

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

Contractual Obligations

During the six months ended June 30, 2018, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018 (the “2017 Annual Report”).
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 10, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
As of June 30, 2018 we have adopted the guidance outlined in ASC 606. There have been no other material changes in critical accounting policies followed by us during the six month period ended June 30, 2018 from those disclosed in the 2017 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA to net income:
Net income	$34.5	$17.5	$55.4	$39.9
Add backs:
Depreciation, depletion and amortization expense	7.3	6.5	14.1	13.2
Interest expense, net	0.4	0.8	1.1	1.7
Restructuring charges and other, net (included in selling, general and administrative expense)	0.1	0.3	0.1	0.7
Equity-based compensation expense	0.6	0.5	1.0	0.5
Adjusted EBITDA	$42.9	$25.6	$71.7	$56.0
Less: Adjusted EBITDA attributable to non-controlling interest	21.4	13.0	35.9	28.3
Adjusted EBITDA attributable to Ciner Resources LP	$21.5	$12.6	$35.8	$27.7

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$21.5	$12.6	$35.8	$27.7
Less: Cash interest expense, net attributable to Ciner Resources LP	0.5	0.5	0.8	0.9
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.4	1.3	2.3	2.6
Distributable cash flow attributable to Ciner Resources LP	$19.6	$10.8	$32.7	$24.2

Cash distribution declared per unit	$0.567	$0.567	$1.134	$1.134
Total distributions to unitholders and general partner	$11.5	$11.4	$22.9	$22.8
Distribution coverage ratio	1.70	0.94	1.43	1.06
Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$19.9	$14.9	$57.2	$25.7
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.2)	(0.2)
Net change in working capital	(4.8)	9.8	(13.9)	28.3
Litigation settlement	27.5	—	27.5	—
Interest expense, net	0.4	0.8	1.1	1.7
Restructuring charges and other, net (included in selling, general and administrative expense)	0.1	0.3	0.1	0.7
Other non-cash items	(0.1)	(0.1)	(0.1)	(0.2)
Adjusted EBITDA	$42.9	$25.6	$71.7	$56.0
Less: Adjusted EBITDA attributable to non-controlling interest	21.4	13.0	35.9	28.3
Adjusted EBITDA attributable to Ciner Resources LP	$21.5	$12.6	$35.8	$27.7
Less: Cash interest expense, net attributable to Ciner Resources LP	0.5	0.5	0.8	0.9
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.4	1.3	2.3	2.6
Distributable cash flow attributable to Ciner Resources LP	$19.6	$10.8	$32.7	$24.2
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2018 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2017 Annual Report. There have been no material changes in that information other than those discussed below.
On February 2, 2016, amended on January 3, 2017, Ciner Wyoming filed suit against Rock Springs Royalty Company LLC (“RSRC”) in the Third Judicial District Court in Sweetwater County, Wyoming, Case No. C-16-77-L, seeking, among other things, to recover approximately $32 million in royalty overpayments.  The royalty payments arose under our license with RSRC, an affiliate of Anardarko Petroleum Corporation, to mine sodium minerals from lands located in Sweetwater County, Wyoming (“License”).    The License sets the applicable royalty rate based on a most favored nation clause, where either the royalty rate is set at the same royalty rate we pay to other licensors in Sweetwater County for sodium minerals, or, if certain conditions are met, the royalty rate is set by the rate paid by a third party to Anadarko Petroleum Corporation under a separate license. In the lawsuit, we claim that RSRC has, for at least the last 10 years, been charging an arbitrarily high royalty rate in contradiction of the License terms. In addition, we sought a modification of the expiration term of the License land-lease between Ciner Wyoming and RSRC to those terms granted to other licensors in accordance with the most favored nation clause.

On June 28, 2018, RSRC and Ciner Wyoming signed a Settlement Agreement and Release (the “Settlement Agreement”) which among other things (i) required RSRC to pay Ciner Wyoming $27.5 million no later than 14 days after the date of the Settlement Agreement and payment was received by Ciner Wyoming on July 2, 2018, and (ii) concurrently amended selected sections of the License land-lease including among other things, (a) extension of the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (b) revises the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the sale price of such sodium mineral products. There were no unresolved conditions or uncertainties associated with the Settlement Agreement as of June 30, 2018, and management determined the $27.5 million settlement payment related to the historical overpayment of royalties.

Item 1A. Risk Factors
Except as set forth below, there have been no material changes from the risk factors described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2018 for our fiscal year ended December 31, 2017 (“2017 Annual Report”). In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Report and our 2017 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Provisions in the Ciner Enterprises Facilities Agreement could limit our ability to grow the business and restrict our operational and financial flexibility.

On August 1, 2018, Ciner Enterprises, the entity that indirectly owns and controls our general partner, refinanced its existing credit agreement and entered into a new facilities agreement, to which WE Soda and Ciner Enterprises (as borrowers), and KEW Soda, WE Soda, certain related parties and Ciner Enterprises, Ciner Holdings and Ciner Corp (as original guarantors and together with the borrowers, the “Ciner obligors”), are parties (as amended and restated or otherwise modified, the “Ciner Enterprises Facilities Agreement”), and certain related finance documents. The Ciner Enterprises Facilities Agreement expires on August 1, 2025.

Even though we are not a party or a guarantor under the Ciner Enterprises Facilities Agreement, while any amounts are outstanding under the Ciner Enterprises Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us), including covenants regarding transactions with our affiliates, certain amendments to our limited partnership agreement and consenting to or allowing certain restrictions on our ability to upstream cash to borrowers under the Ciner Enterprises Facilities Agreement, among other customary covenants. Due to its ownership and control of our general partner, Ciner Enterprises has the ability to prevent us from taking actions that would cause Ciner Enterprises to violate any covenants in, or otherwise to be in default under, the Ciner Enterprises Facilities Agreement, and has the ability to determine whether to seek consent of the lenders under the Ciner Enterprises Facilities Agreement to enable us to undertake an action that is currently prohibited by such covenants. In deciding whether to prevent us from taking any such action or to seek consent from the lenders to enable such action, Ciner Enterprises will generally have no fiduciary duty to us or our unitholders.

Any debt instruments that Ciner Enterprises or any of its affiliates enter into in the future, including any amendments to the Ciner Enterprises Facilities Agreement or the related finance documents, may include additional or more restrictive limitations that may impact our ability to conduct our business. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.

Each of Ciner Holdings and Ciner Corp., the sole member of Ciner Holdings, which is in turn the sole member of our general partner, is a guarantor under, and its respective equity interests in us and Ciner Holdings are pledged as collateral under, the Ciner Enterprises Facilities Agreement; if any of the Ciner obligors is unable to meet its obligations under the Ciner Enterprises Facilities Agreement, or is declared bankrupt, the lenders under the Ciner Enterprises Facilities Agreement may gain control of the sole member of our general partner or, in the case of bankruptcy, our partnership may be dissolved.

Ciner Holdings, the sole member of our general partner, is a guarantor under the Ciner Enterprises Facilities Agreement, and Ciner Corp., the sole member of Ciner Holdings, is also a guarantor thereunder. Ciner Corp.’s membership interests in Ciner Holdings and Ciner Holdings’ limited partnership interests in us are subject to a lien under the Ciner Enterprises Facilities Agreement. If any of the Ciner obligors is unable to satisfy its obligations under the Ciner Enterprises Facilities Agreement and the lenders foreclose on the applicable collateral, the lenders would own the sole member of our general partner, and effectively all of its assets, which include 100% of the membership interest in the general partner. In such event, the lenders would own and control our general partner, the entity that controls our management and operation. In addition, such a change of control could result in our indebtedness becoming due. Please read the risks factors in our 2017 Annual Report, including the discussion under the following risk factors: “Restrictions in the Revolving Credit Facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders” and “Restrictions in the agreements governing Ciner Wyoming’s indebtedness, including the Ciner Wyoming Credit Facility, could limit its operations and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.” Moreover, if a Ciner obligor becomes insolvent or is declared bankrupt, our general partner also may be deemed insolvent or declared bankrupt. Under the terms of our partnership agreement, the bankruptcy or insolvency of our general partner may cause a dissolution of our partnership.

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

3.8
Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.9
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.10
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

10.1
Settlement Agreement and Release, dated June 28, 2018, between Rock Springs Royalty Company, LLC and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).

10.2
Amendment - 1961 Lease Agreement, dated June 28, 2018, between Rock Springs Royalty Company, LLC and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2018).

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	August 6, 2018
		By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	August 6, 2018
		By:	/s/ Scott R. Humphrey
Scott R. Humphrey Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	August 6, 2018
		By:	/s/ Chris L. DeBerry
Chris L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)