Form 10-Q
period 2018-09-30
Ciner Resources LP
filed 2018-11-05
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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
Registrant’s telephone number, including area code: (770) 375-2300
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,759,205 common units and 399,000 general partner units outstanding at November 2, 2018, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$26.6	$30.2
Accounts receivable—affiliates	64.3	98.3
Accounts receivable, net	38.8	34.2
Inventory	20.2	19.8
Other current assets	1.5	1.8
Total current assets	151.4	184.3
Property, plant and equipment, net	255.7	249.3
Other non-current assets	20.0	19.6
Total assets	$427.1	$453.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$11.4	$11.4
Accounts payable	18.3	14.5
Due to affiliates	2.8	3.0
Accrued expenses	32.6	27.7
Total current liabilities	65.1	56.6
Long-term debt	99.5	138.0
Other non-current liabilities	11.4	10.4
Total liabilities	176.0	205.0
Commitments and contingencies
Equity:
Common unitholders - Public and Ciner Holdings (19.8 and 19.7 units issued and outstanding at September 30, 2018 and December 31, 2017)	150.9	148.3
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at September 30, 2018 and December 31, 2017)	3.9	3.8
Accumulated other comprehensive loss	(4.5)	(3.7)
Partners’ capital attributable to Ciner Resources LP	150.3	148.4
Non-controlling interest	100.8	99.8
Total equity	251.1	248.2
Total liabilities and partners’ equity	$427.1	$453.2
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2018	2017	2018	2017
Net Sales:
Sales—affiliates	$63.4	$74.6	$178.9	$223.7
Sales—others	60.0	47.9	175.6	145.1
Net sales	123.4	122.5	354.5	368.8
Operating costs and expenses:
Cost of products sold, including freight costs	90.0	88.0	265.1	268.4
Depreciation, depletion and amortization expense	7.3	7.0	21.4	20.2
Selling, general and administrative expenses—affiliates	4.3	4.3	13.5	12.4
Selling, general and administrative expenses—others	1.8	1.4	5.4	4.2
Impairment and loss on disposal of assets, net	—	1.6	—	1.6
Litigation settlement	—	—	(27.5)	—
Total operating costs and expenses	103.4	102.3	277.9	306.8
Operating income	20.0	20.2	76.6	62.0
Other income (expenses):
Interest income	0.3	—	1.7	—
Interest expense	(1.3)	(0.9)	(3.8)	(2.6)
Other, net	—	—	(0.1)	(0.2)
Total other expense, net	(1.0)	(0.9)	(2.2)	(2.8)
Net income	$19.0	$19.3	$74.4	$59.2
Net income attributable to non-controlling interest	10.0	10.1	38.5	30.9
Net income attributable to Ciner Resources LP	$9.0	$9.2	$35.9	$28.3
Other comprehensive loss:
Income/(loss) on derivative financial instruments	$1.7	$(0.5)	$(1.5)	$(2.9)
Comprehensive income	20.7	18.8	72.9	56.3
Comprehensive income attributable to non-controlling interest	10.9	9.9	37.8	29.5
Comprehensive income attributable to Ciner Resources LP	$9.8	$8.9	$35.1	$26.8

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.44	$0.46	$1.78	$1.41

Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	19.7	19.7	19.7
Cash distribution declared per unit	$0.567	$0.567	$1.701	$1.701

  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017

Cash flows from operating activities:
Net income	$74.4	$59.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	21.7	20.5
Impairment and loss on disposal of assets, net	—	1.6
Equity-based compensation expenses	1.5	1.0
Other non-cash items	0.2	0.2
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	34.0	(40.9)
Accounts receivable, net	(4.6)	(0.4)
Inventory	(0.9)	0.8
Other current and non current assets	0.3	0.2
Increase (decrease) in:
Accounts payable	2.2	3.4
Due to affiliates	(0.2)	0.4
Accrued expenses and other liabilities	2.8	(0.8)
Net cash provided by operating activities	131.4	45.2
Cash flows from investing activities:
Capital expenditures	(25.3)	(16.9)
Net cash used in investing activities	(25.3)	(16.9)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	82.0	70.5
Repayments on Ciner Wyoming credit facility	(120.5)	(24.0)
Repayments on other long-term debt	—	(8.6)
Debt issuance costs	—	(1.2)
Common units surrendered for taxes	(0.3)	—
Distributions to common unitholders	(33.4)	(33.5)
Distributions to general partner	(0.7)	(0.7)
Distributions to non-controlling interest	(36.8)	(36.7)
Net cash used in financing activities	(109.7)	(34.2)
Net decrease in cash and cash equivalents	(3.6)	(5.9)
Cash and cash equivalents at beginning of period	30.2	19.7
Cash and cash equivalents at end of period	$26.6	$13.8
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2016	$151.0	$3.9	$(1.6)	$153.3	$105.9	$259.2
Net income	27.7	0.6	—	28.3	30.9	59.2
Other comprehensive loss	—	—	(1.5)	(1.5)	(1.4)	(2.9)
Equity-based compensation plan activity	0.7	—	—	0.7	—	0.7
Distributions	(33.4)	(0.8)	—	(34.2)	(36.7)	(70.9)
Balance at September 30, 2017	$146.0	$3.7	$(3.1)	$146.6	$98.7	$245.3

Balance at December 31, 2017	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	35.1	0.8	—	35.9	38.5	74.4
Other comprehensive loss	—	—	(0.8)	(0.8)	(0.7)	(1.5)
Equity-based compensation plan activity	0.9	—	—	0.9	—	0.9
Distributions	(33.4)	(0.7)	—	(34.1)	(36.8)	(70.9)
Balance at September 30, 2018	$150.9	$3.9	$(4.5)	$150.3	$100.8	$251.1

 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of Ciner Resources LP (the “Partnership,” “CINR,” “Ciner Resources,” “we,” “us,” or “our”), a publicly traded Delaware limited partnership, and its consolidated subsidiary, Ciner Wyoming LLC (“Ciner Wyoming”), which is in the business of mining trona ore to produce soda ash. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership was formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings”), a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All our soda ash processed is currently sold to various domestic and international customers including ANSAC which is an affiliate for export sales. During 2018, there were no sales to CIDT, an affiliate for export sales, as the previous contract concluded in the 2017 year. All mining and processing activities of Ciner Wyoming take place in one facility located in the Green River Basin of Wyoming.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the nine month period ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Annual Report”). As of January 1, 2018, we have adopted the guidance outlined in Accounting Standards Codification 606, Revenue from Contracts with Customers. For further information on the Partnership’s adoption of this standard, refer to “Recently Issued Accounting Pronouncements” below as well as Footnote 6. There have been no other material changes in the significant accounting policies followed by us during the nine month period ended September 30, 2018 from those disclosed in the 2017 Annual Report.
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
Recently Issued Accounting Pronouncements and Regulatory Changes
On May 28, 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606) that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership has applied the provisions of this ASC and notes that our adoption of ASC 606 does not materially change the amount or timing of revenues recognized by us, nor does it materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs. The Partnership adopted this ASC effective January 1, 2018, as permitted by the ASC, using the modified retrospective method and we have not made any adjustment to opening retained earnings.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining largely unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 and provided an additional transition method with which to adopt the updated guidance.  Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Consequently, if this transition method is elected, an entity’s reporting for the comparative periods prior to adoption presented in the financial statements would continue to be in accordance with current lease guidance. The Partnership expects to adopt the updated guidance on January 1, 2019, using the additional transition method described above and while the Partnership is currently in the process of evaluating the impact of the pronouncement on the Partnership’s financial statements, management believes that the impact to its financial statements will primarily be related to its rail cars which are leased from third parties by Ciner Corp and allocated to the Partnership.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC Topic 815) – Targeted Improvements to Accounting for Hedging Activities. This ASU aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the existing hedge accounting guidance. This ASU is effective for us beginning in the first quarter of 2019, with early application permitted. The Partnership will adopt this ASU effective January 1, 2019 and does not expect a material impact to the Partnership’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09–Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Partnership adopted this ASU effective January 1, 2018 and there is no material impact to the Partnership’s consolidated financial statements.

On June 28, 2018, the Securities and Exchange Commission (“SEC”) adopted amendments (which became effective on September 10, 2018) to the definition of a smaller reporting company (“SRC”). Under the new ruling, certain registrants meet the criteria for being classified as an SRC with less than $250 million in public float as of the last business day of their most recently completed second fiscal quarter (previous threshold was $75 million) or with no public float or public float of less than $700 million, and annual revenues of less than $100 million in the most recently completed fiscal year. Qualifying for SRC classification enables issuers to take advantage of scaled disclosure requirements. The Partnership is currently reviewing the revised definition and evaluating the potential impact that this directive will have on future filings.

In August 2018, the FASB issued ASU 2018-14, Changes to the Disclosure Requirements for Defined Benefit Plans (ASC Topic 715): Disclosure changes in Accounting for Defined Benefit Plans. The amendments in this Update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years ending after December 31, 2020, with early application permitted. The Partnership will adopt this ASU effective January 1, 2021 and is currently evaluating the potential impact that this will have on the Partnership’s consolidated financial statements.

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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for both the three and nine months ended September 30, 2018 and 2017.

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2018	2017	2018	2017
Numerator:
Net income attributable to Ciner Resources LP	$9.0	$9.2	$35.9	$28.3
Less: General partner’s interest in net income	0.3	0.2	0.8	0.6
Total limited partners’ interest in net income	$8.7	$9.0	$35.1	$27.7

Denominator:
Weighted average limited parter units outstanding:
Weighted average limited partner units outstanding	19.7	19.7	19.7	19.7

Net income per limited partner units:
Net income per limited partner units (basic and diluted)	$0.44	$0.46	$1.78	$1.41
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Net income attributable to common unitholders:
Distributions(1)	$11.2	$11.2	$33.4	$33.4
Undistributed earnings (Distributions in excess) of net income	(2.5)	(2.2)	1.7	(5.7)
Common unitholders’ interest in net income	$8.7	$9.0	$35.1	$27.7

(1) Distributions declared per unit for the period	$0.5670	$0.5670	$1.701	$1.701
Quarterly Distribution
On October 25, 2018, the Partnership declared its third quarter 2018 quarterly cash distribution of $0.567 per unit. The quarterly cash distribution is payable on November 20, 2018 to unitholders of record on November 5, 2018.
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
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its 2.0% general partner interest if we issue additional units (other than the issuance of common units upon a reset of the Incentive Distribution Rights (“IDRs”)). Our general partner currently has an approximate 2.0% ownership interest in the partnership. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	September 30, 2018	December 31, 2017
Raw materials	$10.2	$10.1
Finished goods	4.1	3.2
Stores inventory	5.9	6.5
Total	$20.2	$19.8
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	September 30, 2018	December 31, 2017
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 1.66% at September 30, 2018 and 1.82% at December 31, 2017	$11.4	$11.4
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.68% at September 30, 2018 and 3.08% at December 31, 2017	99.5	138.0
Total debt	110.9	149.4
Current portion of long-term debt	11.4	11.4
Total long-term debt	$99.5	$138.0

On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (the “Ciner Wyoming Credit Facility”).  Such facility consists of a $225.0 million senior unsecured revolving credit facility with a maturity date of August 1, 2022. Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either a Base Rate or a Eurodollar Rate.  Each Eurodollar Rate loan bears interest at a Eurodollar Rate plus an applicable margin.  Each Base Rate loan bears interest at a Base Rate plus an applicable margin.  The Base Rate equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month London Interbank Offered Rate “LIBOR” plus 1.0%. The Ciner Wyoming Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not more than 3.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 3.00 to 1.00. The Ciner Wyoming Credit Facility replaces the former Credit Facility, dated as of July 18, 2013, by and among Ciner

Wyoming, which was terminated on August 1, 2017 upon entry into the new Ciner Wyoming Credit Facility.  This arrangement was accounted for as a modification of debt in accordance with Accounting Standards Codification (“ASC”) 470-50.

Aggregate maturities required on long-term debt at September 30, 2018 are due in future years as follows:

(In millions)	Amount
2018	$11.4
2019, 2020, 2021	—
2022	99.5
Total	$110.9

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	September 30, 2018	December 31, 2017
Reclamation reserve	$5.3	$5.1
Derivative instruments and hedges, fair value liabilities	6.1	5.3
Total	$11.4	$10.4
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	September 30, 2018	December 31, 2017
Beginning reclamation reserve balance	$5.1	$5.5
Accretion expense	0.2	0.3
Reclamation adjustments (1)	—	(0.7)
Ending reclamation reserve balance	$5.3	$5.1

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

Payment Terms. Our payment terms vary by the type and location of our customers. The term between invoicing and when payment is due is not significant and consistent with typical terms in the industry.

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

Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Condensed Consolidated Balance Sheet as of September 30, 2018. There were no contract assets as of September 30, 2018 or as of the date of adoption of ASC 606.

Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded. For the nine months ended September 30, 2018, there were no customers that required prepaid freight. There were no contract liabilities as of September 30, 2018 or as of the date of adoption of ASC 606.

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

7. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. The retirement plans had a net unfunded liability balance of $54.3 million and $57.4 million at September 30, 2018 and December 31, 2017, respectively. The funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for the three months ended September 30, 2018 and 2017 were less than $0.1 million and $0.1 million, respectively, and $0.3 million and $1.0 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in pension costs during the nine months ended September 30, 2018 of $0.7 million was driven by reduced service costs from retirements and asset gains from the prior year.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended September 30, 2018 and 2017, were $0.6 million and $0.8 million, respectively, and $2.4 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease during the nine months ended September 30, 2018 was primarily due to the additional profit sharing contributions made during 2017 that did not occur during the current year.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $8.6 million and $11.5 million at September 30, 2018 and December 31, 2017, respectively. The decrease in the obligation as of September 30, 2018 as compared to December 31, 2017 is due to the Ciner Corp amending its postretirement benefit plan during 2017 to increase eligibility requirements at which participants may begin receiving benefits, implementing a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016. The result of these changes have resulted in a postretirement (benefit) cost being amortized to the liability recorded at Ciner Corp during the latter half of 2017 and into the first quarter of 2018.
The Partnership’s allocated portion of postretirement benefit for the three months ended September 30, 2018 and 2017, were $(0.8) million and $(0.6) million, and for the nine months ended September 30, 2018 and 2017, were $(2.2) million and $(2.1) million, respectively.
8. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our 2017 Annual Report.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (the “Plan” or “LTIP”). As of September 30, 2018, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the nine months ended September 30, 2018, a total of 6,807 common units were granted and fully vested to non-employee directors, and 7,887 were granted during the nine months ended September 30, 2017. The grant date average fair value per unit of these awards was $27.55 and $27.53 for the nine months ended September 30, 2018 and 2017, respectively. The total fair value of these awards were approximately $0.2 million during the nine months ended September 30, 2018 and 2017.
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

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	94,791	$27.22	39,170	$22.50
Granted	37,914	26.13	80,370	28.41
Vested	(42,989)	25.73	(13,055)	22.50
Forfeited	(396)	28.46	(11,694)	24.90
Unvested at the end of the period	89,320	$27.46	94,791	$27.22

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
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards granted to employees, adjusted for market conditions. This type of award requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit(1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	26,177	$42.93	5,787	$43.93
Granted	33,994	41.52	48,574	42.76
Forfeited	—	—	(1,021)	43.93
Unvested at the end of the period	60,171	$42.14	53,340	$42.86

(1)Determined by dividing the aggregate grant date fair value of awards by the number of units.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$1.9	1.88	$2.0	2.31
Performance-based units	1.7	2.02	0.9	2.14
Total	$3.6		$2.9

9. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2017	$(3.7)
Other comprehensive loss before reclassification	(1.7)
Amounts reclassified from accumulated other comprehensive loss	0.9
Net current period other comprehensive loss	(0.8)
Balance at September 30, 2018	$(4.5)
Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Unrealized gain (loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$—	$0.1	$0.1	$0.3
Mark to market adjustment on natural gas forward contracts	1.7	(0.6)	(1.6)	(3.2)
Loss (gain) on derivative financial instruments	$1.7	$(0.5)	$(1.5)	$(2.9)

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2018	2017	2018	2017
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$—	$0.1	$—	$0.2	Interest expense
Natural gas forward contracts	0.2	0.1	0.9	0.3	Cost of products sold
Total reclassifications for the period	$0.2	$0.2	$0.9	$0.5
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

On June 28, 2018, RSRC and Ciner Wyoming signed a Settlement Agreement and Release (the “Settlement Agreement”) which among other things (i) required RSRC to pay Ciner Wyoming $27.5 million no later than 14 days after the date of the Settlement Agreement and payment was received by Ciner Wyoming on July 2, 2018, and (ii) concurrently amended selected sections of the License land-lease including among other things, (a) extension of the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (b) revises the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the sale price of such sodium mineral products. There were no unresolved conditions or uncertainties associated with the Settlement Agreement and management determined the $27.5 million settlement payment was related to the historical overpayment of royalties.

Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $32.9 million as of September 30, 2018 and December 31, 2017, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

Ciner Wyoming’s revenue bonds require it to maintain stand-by letters of credit totaling $11.6 million as of September 30, 2018 and December 31, 2017.
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
The total costs described above charged to the Partnership by affiliates for each period presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Ciner Corp	$3.4	$3.6	$11.1	$10.8
ANSAC (1)	0.9	0.7	2.4	1.6
Total selling, general and administrative expenses - Affiliates	$4.3	$4.3	$13.5	$12.4

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Cost of products sold includes freight costs charged by ANSAC. When we elect to use ANSAC to provide freight services for our other non-ANSAC international sales, ANSAC separately and directly charges the Partnership for such services. For the three months ended September 30, 2018 and 2017, these costs were zero and $3.2 million, respectively, and zero and $16.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in freight costs charged by ANSAC was due to a decrease in non-ANSAC international sales, to CIDT, during the nine months ended September 30, 2018 compared to 2017. There were no sales to CIDT during the nine months ended September 30, 2018, as the previous contract concluded in the 2017 year.

Net sales to affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
ANSAC	$63.4	$60.7	$178.9	$153.6
CIDT	—	13.9	—	70.1
Total	$63.4	$74.6	$178.9	$223.7

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$44.7	$57.7	$1.1	$1.3
CIDT	7.0	32.9	—	—
Ciner Corp	12.6	7.7	1.7	1.7
Total	$64.3	$98.3	$2.8	$3.0
WE Soda and Ciner Enterprises Facilities Agreement

On August 1, 2018, Ciner Enterprises, the entity that indirectly owns and controls our General Partner, refinanced its existing credit agreement and entered into a new facilities agreement, to which WE Soda and Ciner Enterprises (as borrowers), and KEW Soda, WE Soda, certain related parties and Ciner Enterprises, Ciner Holdings and Ciner Corp (as original guarantors and together with the borrowers, the “Ciner obligors”), are parties (as amended and restated or otherwise modified, the “Facilities Agreement”), and certain related finance documents. The Facilities Agreement expires on August 1, 2025.

Even though neither the Partnership nor Ciner Wyoming is a party or a guarantor under the Facilities Agreement, while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent transactions with our affiliates that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the General Partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement; and (iii) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement.  In addition, while the General Partner’s interest is not subject to a lien under the Facilities Agreement, Ciner Enterprises’ ownership in Ciner Holdings, which directly owns the General Partner, is subject to a lien under the Facilities Agreement, which enables the lenders under the Facilities Agreement to foreclose on such collateral and take control of the General Partner if any of WE Soda or KEW Soda or certain of their related parties, or Ciner Enterprises, Ciner Corp or Ciner Holdings is unable to satisfy its respective obligations under the Facilities Agreement.

12. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Domestic	$60.0	$47.9	$175.6	$145.1
International
ANSAC	63.4	60.7	178.9	153.6
CIDT	—	13.9	—	70.1
Total international	63.4	74.6	178.9	223.7
Total net sales	$123.4	$122.5	$354.5	$368.8
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at September 30, 2018 and have various maturities through 2022. Our previous interest rate swap contracts, with an aggregate notional value of $70.0 million as of December 31, 2017, expired on July 18, 2018.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2023. These contracts had an aggregate notional value of $41.0 million and $37.0 million at September 30, 2018 and December 31, 2017, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017:

	Assets				Liabilities
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$0.1	Other current assets	$—		$—		$—
Natural gas forward contracts - current		—		—	Accrued Expenses	2.6	Accrued Expenses	1.9
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	6.1	Other non-current liabilities	5.3
Total derivatives designated as hedging instruments		$0.1		$—		$8.7		$7.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
14. SUBSEQUENT EVENTS
On November 1, 2018, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $20.0 million. This distribution is payable on November 15, 2018.
On October 25, 2018, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter of 2018 of $0.5670 per unit will be paid on November 20, 2018 to unitholders of record on November 5, 2018.

On October 1, 2018 the Partnership fully extinguished the $11.4 million 2018 Variable Rate Demand Revenue Bonds due on that day. The Bonds were paid in full, including all accrued interest and without penalties.

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
References
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary. References to “Ciner Wyoming” refer to Ciner Wyoming LLC, the consolidated subsidiary of the Partnership. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All our soda ash processed is currently sold to various domestic and international customers, including ANSAC and CIDT, both of which are our affiliates for export sales.
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
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. In addition, we have begun installation of a new co-generation facility that is estimated to reduce our electricity spend by roughly one third per year. We expect to commence operations in mid 2019.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facilities and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which last approximately one week, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.53: 1.0 and 1.54: 1.0 for the three and nine months ended September 30, 2018, respectively, and 1.51: 1.0 and 1.49: 1.0 for the three and nine months ended September 30, 2017.
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
Union Pacific is our largest provider of domestic rail freight services and accounted for 76.8% and 76.9% of our total freight costs during the three months ended September 30, 2018 and 2017, respectively, and 77.9% and 73.0% of our total freight costs during the nine months ended September 30, 2018 and 2017, respectively. The year-to-date increase in the percentage of freight that is related to Union Pacific is due to sales to domestic customers and ANSAC primarily consisting of only rail freight services. During 2017, freight charges included ocean freight charges related to sales to CIDT which were not a contributor to our total freight costs during the nine months ended September 30, 2018 as the previous contract with CIDT concluded in the 2017 year. Our agreement with Union Pacific generally requires that the freight rate we are charged be increased annually based on a published index tied to certain rail industry metrics.
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
In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT to sell soda ash to markets not served by ANSAC. In 2017, sales to CIDT include the cost of rail freight to the port of embarkation and the additional ocean freight to the port of disembarkation. There were no sales to CIDT during the nine months ended September 30, 2018, as the contract terminated in 2017.
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 7, “Employee Compensation” for information on the various plans.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00 per MMBtu. The average monthly Henry Hub natural gas settlement prices for the three and nine months ended September 30, 2018 and 2017 were $2.93 and $2.95, and $2.95 and $3.01 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
Royalties. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company LLC (“RSRC”), an affiliate of Anadarko Petroleum, which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.

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
Third Quarter 2018 Financial Highlights:

•	Net sales of $123.4 million increased 0.7% over the prior-year third quarter; year-to-date net sales of $354.5 million decreased 3.9% over the prior-year.

•
Net income of $19.0 million decreased 1.6% over the prior-year third quarter; year-to-date net income of $74.4 million, including a $25.9 million net litigation settlement, increased 25.7% over the prior-year.

•
Adjusted EBITDA of $27.8 million decreased 4.8% over the prior-year third quarter; year-to-date Adjusted EBITDA of $99.5 million, including a $25.9 million net litigation settlement, increased 16.6% over the prior-year.

•
Earnings per unit of $0.44 for the quarter decreased 4.3% over the prior-year third quarter of $0.46; year-to-date of $1.78, including a $25.9 million net litigation settlement, increased 26.2% over the prior-year.

•	Quarterly distribution declared per unit of $0.567 remained flat compared to the prior-year third quarter as well as first and second quarters of 2018.

•
Net cash provided by operating activities of $74.2 million increased 280.5% over prior-year third quarter; year-to-date net cash provided by operating activities of $131.4 million increased by 190.7% over the prior-year.

•
Distributable cash flow of $11.7 million was down 10.7% compared to the prior-year third quarter. The distribution coverage ratio was 1.03: 1.00 and 1.15: 1.00 for the three months ended September 30, 2018 and 2017, respectively; and 1.30: 1.00 and 1.10: 1.00 for the nine months ended September 30, 2018 and 2017.

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
The following table sets forth our results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions; except for operating and other data section)	2018	2017	2018	2017
Net sales:
Sales—affiliates	$63.4	$74.6	$178.9	$223.7
Sales—others	60.0	47.9	175.6	145.1
Net sales	$123.4	$122.5	$354.5	$368.8
Operating costs and expenses:
Cost of products sold	90.0	88.0	265.1	268.4
Depreciation, depletion and amortization expense	7.3	7.0	21.4	20.2
Selling, general and administrative expenses—affiliates	4.3	4.3	13.5	12.4
Selling, general and administrative expenses—others	1.8	1.4	5.4	4.2
Impairment and loss on disposal of assets, net	—	1.6	—	1.6
Litigation settlement	—	—	(27.5)	—
Total operating costs and expenses	103.4	102.3	277.9	306.8
Operating income	20.0	20.2	76.6	62.0
Interest income	0.3	—	1.7	—
Interest expense	(1.3)	(0.9)	(3.8)	(2.6)
Other, net	—	—	(0.1)	(0.2)
Total other expense, net	(1.0)	(0.9)	(2.2)	(2.8)
Net income	19.0	19.3	74.4	59.2
Net income attributable to non-controlling interest	10.0	10.1	38.5	30.9
Net income attributable to Ciner Resources LP	$9.0	$9.2	$35.9	$28.3

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,004.8	1,025.0	2,941.3	2,942.0
Ore to ash ratio(1)	1.53: 1.0	1.51: 1.0	1.54: 1.0	1.49: 1.0
Soda ash volume produced (thousands of short tons)	656.5	680.0	1,904.6	1,974.5
Soda ash volume sold (thousands of short tons)	656.6	676.6	1,908.8	1,998.7
Adjusted EBITDA(2)	$27.8	$29.2	$99.5	$85.3

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Increase/(Decrease)
(Dollars in millions)	2018	2017	2018	2017	QTD	YTD

Net sales:
Domestic	$60.0	$47.9	$175.6	$145.1	25.3%	21.0%
International	63.4	74.6	178.9	223.7	(15.0)%	(20.0)%
Total net sales	$123.4	$122.5	$354.5	$368.8	0.7%	(3.9)%
Sales volumes (thousands of short tons):
Domestic	267.9	217.6	796.8	659.8	23.1%	20.8%
International	388.7	459.0	1,112.0	1,338.9	(15.3)%	(16.9)%
Total soda ash volume sold	656.6	676.6	1,908.8	1,998.7	(3.0)%	(4.5)%
Average sales price (per short ton): (1)
Domestic	$223.96	$220.13	$220.38	$219.92	1.7%	0.2%
International	$163.11	$162.53	$160.88	$167.08	0.4%	(3.7)%
Average	$187.94	$181.05	$185.72	$184.52	3.8%	0.7%
Percent of net sales:
Domestic net sales	48.6%	39.1%	49.5%	39.3%	24.3%	26.0%
International net sales	51.4%	60.9%	50.5%	60.7%	(15.6)%	(16.8)%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	40.8%	32.2%	41.7%	33.0%	26.7%	26.4%
International volume	59.2%	67.8%	58.3%	67.0%	(12.7)%	(13.0)%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017
Consolidated Results
Net sales. Net sales increased by 0.7% to $123.4 million for the three months ended September 30, 2018 from $122.5 million for the three months ended September 30, 2017, driven by an increase in average sales prices of 3.8%, and partially offset by a decrease in soda ash volumes sold of 3.0%. The increase in sales prices is primarily driven by a shift in our sales mix between domestic and international sales volumes compared to the prior year third quarter. Our volumes sold decreased primarily due to ore grade degradation experienced during the quarter which resulted in lower soda ash production.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense increased 2.4% to $97.3 million for the three months ended September 30, 2018 compared to $95.0 million for the three months ended September 30, 2017. The increase in our cost of products sold for the three months ended September 30, 2018 compared to the prior year third quarter was primarily driven by increased employee compensation and medical claims as well as by an increase in freight costs due to mix of domestic vs. international volumes sold in the current quarter.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 7.0% to $6.1 million for the three months ended September 30, 2018, compared to $5.7 million for the three months ended September 30, 2017. The increase was primarily driven by higher expenses related to our Enterprise Resource Planning (“ERP”) implementation project in addition to higher compensation expenses, offset by lower legal costs.
Operating income. As a result of the foregoing, operating income remained relatively flat at $20.0 million for the three months ended September 30, 2018, compared to $20.2 million for the three months ended September 30, 2017.
Net income. As a result of the foregoing, net income remained relatively flat at $19.0 million for the three months ended September 30, 2018, compared to $19.3 million for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017
Consolidated Results
Net sales. Net sales decreased by 3.9% to $354.5 million for the nine months ended September 30, 2018 from $368.8 million for the nine months ended September 30, 2017, driven by a decrease in soda ash volumes sold of 4.5% primarily as a result of unexpected equipment repairs encountered and resolved during our second quarter as well as lower production volume in the third quarter primarily due to ore grade degradation. The decrease in international sales prices was primarily driven by the absence of international sales to CIDT in 2018. During 2017, international average sales prices reflected the increase in freight costs driven by export sales volume to CIDT.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 0.7% to $286.5 million for the nine months ended September 30, 2018 from $288.6 million for the nine months ended September 30, 2017, primarily due to a decrease in freight costs of 7.9% to $102.2 million for the nine months ended September 30, 2018, compared to $111.0 million for the nine months ended September 30, 2017. The decrease in freight costs was driven by no export sales volumes to CIDT during the nine months ended September 30, 2018 compared to the prior year. The decrease in freight costs were partially offset by an increase in employee compensation, medical claims, as well as higher professional fees, for the nine months ended September 30, 2018 compared to the prior year.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 13.9% to $18.9 million for the nine months ended September 30, 2018, compared to $16.6 million for the nine months ended September 30, 2017. The two primary drivers for the increase were higher selling and administrative fees relating to our affiliate, ANSAC, which directly correlates with the volume we sell to ANSAC, and higher expenses from our ERP implementation project.
Litigation settlement. During the nine months ended September 30, 2018 we recognized $27.5 million ($25.9 million net of associated expenses) related to the settlement of an action initially filed against RSRC in 2016, related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018.
Operating income. As a result of the foregoing and primarily the litigation settlement, operating income increased by 23.5% to $76.6 million for the nine months ended September 30, 2018, compared to $62.0 million for the nine months ended September 30, 2017.
Net income. As a result of the foregoing, net income increased by 25.7% to $74.4 million for the nine months ended September 30, 2018, compared to $59.2 million primarily for the nine months ended September 30, 2017.
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

•
Approximately $113.9 million ($225.0 million, less $99.5 million outstanding and less standby letters of credit of $11.6 million), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of September 30, 2018 (during the nine months ended September 30, 2018, we had repayments on the Ciner Wyoming Credit Facility of $120.5 million, offset by borrowings of $82.0 million) and

•	$10.0 million available for borrowing under the Revolving Credit Facility as of September 30, 2018.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility. In addition, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Revolving Credit Facility and the Ciner Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
On October 25, 2018 the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the third quarter of 2018 of $0.567 per unit will be paid on November 20, 2018 to unitholders of record on November 5, 2018. See Part I, Item 1, Financial Statements - Note 14, “Subsequent Events”, for more information.

We intend to sustain our quarterly distribution and continue to grow our quarterly distribution over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. We do not have a legal obligation to pay this distribution.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of September 30, 2018, we had a working capital balance of $86.3 million as compared to a working capital balance of $127.7 million as of December 31, 2017. The decrease in our working capital balance was primarily due to a decrease in due-from affiliates, as a result of payments made to the Partnership by CIDT. Proceeds from due from affiliates were used to reduce debt during the nine months ended September 30, 2018.
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
We are currently considering plans to increase maintenance and expansion capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to increase our operating income and operational capacity needs at the Wyoming facility.
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Capital Expenditures:
Maintenance	$2.6	$1.8	$7.5	$6.8
Expansion	5.1	1.2	20.6	7.7
Total	$7.7	$3.0	$28.1	$14.5
The increase in capital expenditures during three- and nine-month periods ended September 30, 2018  compared to same periods ended 2017 is driven by the execution of our Enterprise Resource Planning (“ERP”) project and beginning phases of our co-generation energy facility.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,		Percent Increase/(Decrease)
(In millions)	2018	2017
Cash provided by (used in):
Operating activities	$131.4	$45.2	190.7%
Investing activities	$(25.3)	$(16.9)	49.7%
Financing activities	$(109.7)	$(34.2)	220.8%
Operating Activities

Our operating activities during the nine months ended September 30, 2018 provided cash of $131.4 million, an increase of 190.7% from the $45.2 million cash provided during the nine months ended September 30, 2017, primarily as a result of the following:

•
$33.6 million of working capital provided by operating activities during the nine months ended September 30, 2018, compared to $37.3 million of working capital used in operating activities during the nine months ended September 30, 2017. The $70.9 million increase in working capital provided by operating activities was primarily due to the $34.0 million decrease in due-from affiliates in 2018 compared to a $40.9 million increase in 2017; in addition to,

•	an increase of 25.7% in net income of $74.4 million during the nine months ended September 30, 2018, compared to $59.2 million for the prior-year.
Investing Activities
We used cash flows of $25.3 million in investing activities during the nine months ended September 30, 2018, compared to $16.9 million during the nine months ended September 30, 2017, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $109.7 million during the nine months ended September 30, 2018 increased by 220.8% over the prior-year, largely due to net repayments of long-term debt of $38.5 million during the nine months ended September 30, 2018 compared to the $46.5 million in net borrowings during the nine months ended September 30, 2017. Distributions paid during the nine months ended September 30, 2018 of $70.9 million was flat compared to the nine months ended September 30, 2017.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	September 30, 2018
Short-term borrowings from banks:
Outstanding amount at period end	$99.5
Weighted average interest rate at period end(1)	3.95%
Average daily amount outstanding for the period	$108.3
Weighted average daily interest rate for the period(1)	3.81%
Maximum month-end amount outstanding during the period	$110.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of September 30, 2018, the interest rate swap contracts had an aggregate notional value of $50.0 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of September 30, 2018 and December 31, 2017.
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

At September 30, 2018, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

At September 30, 2018, the Partnership was in compliance with all financial covenants of the Revolving Credit Facility.

Demand Revenue Bonds
Variable Rate Demand Revenue Bonds are held by Ciner Wyoming. These revenue bonds require Ciner Wyoming to maintain standby letters of credit totaling $11.6 million at September 30, 2018 and December 31, 2017, respectively. These letters of credit require compliance with certain covenants, including minimum net worth, maximum debt to net worth, and interest coverage ratios. As of September 30, 2018, Ciner Wyoming was in compliance with these debt covenants.
On October 1, 2018 the Partnership fully extinguished the $11.4 million 2018 Variable Rate Demand Revenue Bonds due on that day. The Bonds were paid in full, including all accrued interest and without penalties. Additionally, the extinguishment of the bonds relieved Ciner Wyoming of maintaining the related standby letters of credit.

Contractual Obligations

During the nine months ended September 30, 2018, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018 (the “2017 Annual Report”).
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 10, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
As of September 30, 2018 we have adopted the guidance outlined in ASC 606. There have been no other material changes in critical accounting policies followed by us during the nine month period ended September 30, 2018 from those disclosed in the 2017 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2018	2017	2018	2017
Reconciliation of Adjusted EBITDA to net income:
Net income	$19.0	$19.3	$74.4	$59.2
Add backs:
Depreciation, depletion and amortization expense	7.3	7.0	21.4	20.2
Asset impairment charges	—	1.6	—	1.6
Interest expense, net	1.0	0.9	2.1	2.6
Restructuring charges and other, net (included in selling, general and administrative expense)	—	—	0.1	0.7
Equity-based compensation expense	0.5	0.4	1.5	1.0
Adjusted EBITDA	$27.8	$29.2	$99.5	$85.3
Less: Adjusted EBITDA attributable to non-controlling interest	14.0	14.7	49.8	43.0
Adjusted EBITDA attributable to Ciner Resources LP	$13.8	$14.5	$49.7	$42.3

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$13.8	$14.5	$49.7	$42.3
Less: Cash interest expense, net attributable to Ciner Resources LP	0.8	0.6	1.6	1.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.3	0.8	3.6	3.4
Distributable cash flow attributable to Ciner Resources LP	$11.7	$13.1	$44.5	$37.5

Cash distribution declared per unit	$0.567	$0.567	$1.701	$1.701
Total distributions to unitholders and general partner	$11.4	$11.4	$34.3	$34.2
Distribution coverage ratio	1.03	1.15	1.30	1.10
Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$74.2	$19.5	$131.4	$45.2
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.3)	(0.3)
Net change in working capital	(19.7)	9.0	(33.6)	37.3
Litigation settlement	(27.5)	—	—	—
Interest expense, net	1.0	0.9	2.1	2.6
Restructuring charges and other, net (included in selling, general and administrative expense)	—	—	0.1	0.7
Other non-cash items	(0.1)	(0.1)	(0.2)	(0.2)
Adjusted EBITDA	$27.8	$29.2	$99.5	$85.3
Less: Adjusted EBITDA attributable to non-controlling interest	14.0	14.7	49.8	43.0
Adjusted EBITDA attributable to Ciner Resources LP	$13.8	$14.5	$49.7	$42.3
Less: Cash interest expense, net attributable to Ciner Resources LP	0.8	0.6	1.6	1.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.3	0.8	3.6	3.4
Distributable cash flow attributable to Ciner Resources LP	$11.7	$13.1	$44.5	$37.5

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2018 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2017 Annual Report. There have been no material changes in that information other than those discussed in Footnote 10.

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
Provisions in the Facilities Agreement could limit our ability to grow the business and restrict our operational and financial flexibility.

On August 1, 2018, Ciner Enterprises, the entity that indirectly owns and controls our General Partner, refinanced its existing credit agreement and entered into a new facilities agreement, to which WE Soda and Ciner Enterprises (as borrowers), and KEW Soda, WE Soda, certain related parties and Ciner Enterprises, Ciner Holdings and Ciner Corp (as original guarantors and together with the borrowers, the “Ciner obligors”), are parties (as amended and restated or otherwise modified, the “Facilities Agreement”), and certain related finance documents. The Facilities Agreement expires on August 1, 2025.
Even though neither we nor Ciner Wyoming is a party or a guarantor under the Facilities Agreement, while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent transactions with our affiliates that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or our general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement; and (iii) prevent actions that enables certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement.
Any debt instruments that Ciner Enterprises or any of its affiliates enter into in the future, including any amendments to the Facilities Agreement or the related finance documents, may include additional or more restrictive limitations that may impact our ability to conduct our business. These additional restrictions could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.
Each of Ciner Holdings and Ciner Corp, the sole member of Ciner Holdings, which is in turn the sole member of our general partner, is a guarantor under, and its respective equity interests in us and Ciner Holdings are pledged as collateral under, the Facilities Agreement; if any of the Ciner obligors is unable to meet its obligations under the Facilities Agreement, or is declared bankrupt, the lenders under the Facilities Agreement may gain control of the sole member of our general partner or, in the case of bankruptcy, our partnership may be dissolved.
Ciner Holdings, the sole member of our general partner, is a guarantor under the Facilities Agreement, and Ciner Corp, the sole member of Ciner Holdings, is also a guarantor thereunder. Ciner Corp’s membership interests in Ciner Holdings and Ciner Holdings’ limited partnership interests in us are subject to a lien under the Facilities Agreement. If any of the Ciner obligors is unable to satisfy its obligations under the Facilities Agreement and the lenders foreclose on the applicable collateral, the lenders would own the sole member of our general partner, and effectively all of its assets, which include 100% of the membership interest in the general partner. In such event, the lenders would own and control our general partner, the entity that controls our management and operation. In addition, such a change of control could result in our indebtedness becoming due. Please read the risks factors in our 2017 Annual Report, including the discussion under the following risk factors: “Restrictions in the Revolving Credit Facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders” and “Restrictions in the agreements governing Ciner Wyoming’s indebtedness, including the Ciner Wyoming Credit Facility, could limit its operations and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.” Moreover, if a Ciner obligor becomes insolvent or is declared bankrupt, our general partner also may be deemed insolvent or declared bankrupt. Under the terms of our partnership agreement, the bankruptcy or insolvency of our general partner may cause a dissolution of our partnership.
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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	November 5, 2018
		By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	November 5, 2018
		By:	/s/ Scott R. Humphrey
Scott R. Humphrey Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	November 5, 2018
		By:	/s/ Chris L. DeBerry
Chris L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)