Form 10-K
period 2018-12-31
Ciner Resources LP
filed 2019-03-08
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value, as of June 30, 2018, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($26.28 per common unit), was approximately $134.5 million.
The registrant had 19,744,301 common units and 399,000 general partner units outstanding at March 1, 2019, the most recent practicable date.
Documents Incorporated by Reference: None

CINER RESOURCES LP
ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary, Ciner Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Ciner Wyoming.” References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is currently sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”), which is an affiliate for export sales.
We include cross references to captions elsewhere in this Report where you can find related additional information. The following table of contents tells you where to find these captions.

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
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore consumed	4,018.3	4,001.3	4,050.4	4,040.3	3,869.5
Ore to ash ratio(1)	1.54: 1.0	1.50: 1.0	1.50: 1.0	1.52: 1.0	1.52: 1.0
Ore grade(2)	85.8%	88.4%	87.5%	85.8%	86.4%
Soda ash volume produced	2,613.4	2,666.9	2,695.3	2,662.9	2,543.9
Soda ash volume sold	2,613.2	2,705.4	2,735.7	2,655.4	2,548.3

(1)
Ore to ash ratio expresses the number of short tons of trona ore used to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.
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
Our principal executive offices are located at Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328, and our telephone number is (770) 375-2300. We make available, free of charge on our website at www.ciner.us.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (“SEC”), or the SEC. A hard copy of our annual report on Form 10-K may also be requested free of charge by emailing investorrelations@ciner.us.com.
Our website also includes certain governance documents and policies such as our Code of Conduct, our Supplier Code of Conduct, our Corporate Governance Guidelines, our Internal Reporting and Whistleblower Protection Policy, our Insider Trading Policy and the charters of our Audit Committee and Conflicts Committee. The information on our website, or information about us on any other website, is not incorporated by reference into this Report. The SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.
Our Competitive Strengths
We believe that the following competitive strengths better enable us to execute our business strategies and to achieve our objective of generating and growing cash available for distribution to our unitholders:
Safety Is a Value and the Most Important Part Of Our Business. We pride ourselves on our safety record, and we are continually one of the leaders in the U.S. mining industry in relation to low incident rates and workplace injuries. We maintain a rigorous safety program, which includes training, site audits and hazard identification. Ciner Corp and its affiliates, our employees and all contractors who operate our assets or work at our facility are involved in our safety programs. As a direct result of this commitment, we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, The Industrial Minerals Association-North America Safety Achievement Award (Large Category) three times, Safe Sam Award by the Wyoming Mining Association, and the Wyoming State Mine Inspector’s Large Mine award multiple times. During the year ended December 31,

2018, our facility had zero lost work day injuries and two recordable injuries as reported by MSHA.  We also boast and support some of the nation’s best mine rescue teams. In 2018, we were awarded MSHA’s Overall Mine Rescue Championship.  This MSHA sponsored competition includes over 40 mine rescue teams from around the country.
Cost Advantages of Producing Soda Ash from Trona.    We believe that as a producer of soda ash from trona, we have a significant competitive advantage compared to the synthetically produced soda ash manufactured in other parts of the world. The manufacturing and processing costs for producing soda ash from trona are lower than other manufacturing techniques partly because the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, we believe trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. We believe the average cost of production per short ton of soda ash (before freight and logistics costs) from trona is approximately 40% to 50% the cost per short ton of soda ash from synthetic production. In addition, synthetic producers of soda ash incur additional costs associated with storing or disposing of, or attempting to resell, the by-products the synthetic processes produce. Even after taking into account the higher freight costs associated with our soda ash exports, we believe we can be cost competitive with synthetic soda ash operations in most parts of the world, which are typically located closer to customers than we are. Today, we estimate that roughly 25% of global production is produced from trona based sources, while 75% is produced using various synthetic methods.
Synergies created from Ciner Group.    Since Ciner Group’s acquisition of our business, Ciner Group is now the largest global producer of natural soda ash derived from trona-based sources, with production assets in both Turkey and the US.  Ciner Group has long-standing relationships with many global customers that we believe will improve our positioning with key customer accounts in North America and Europe.  Ciner Group also owns and operates port facilities in Turkey, and one of its other North American subsidiaries entered into an agreement in 2017 to exclusively import soda ash into a port on the east coast of the U.S. Ciner Corp, which is the exclusive sales agent for the Partnership, will serve as the exclusive sales agent of that material and receive a commission on those sales. We believe by having access to that material, Ciner Corp will be able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and over time lower our overall costs to serve and subsequently charged to the Partnership.  In addition, we believe there are opportunities to leverage technologies across the group to enhance our relative competitive cost position.
Substantial Reserve Life from Significant Reserves.  Our reserve estimate, as of December 31, 2018, was prepared by our internal staff of mine engineers (the “Ciner Resources staff”). As of December 31, 2018, the Ciner Resources staff estimated we had proven and probable reserves of approximately 236.1 million short tons of trona, which is equivalent to 128.8 million short tons of soda ash. Based on our current mining rate of approximately 4.0 million short tons of trona per year, we believe we have enough proven and probable trona reserves to continue mining trona using current methods for approximately 59 years. Please see Item 1, Business, “Trona Reserves” and “Risk Factors-Risks Inherent in our Business and Industry - Our reserve data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves” for more information.
Certain Operational Advantages Compared to Other U.S. Trona-Based Producers. We believe we have certain operational advantages over other soda ash producers in the Green River Basin due to the operational characteristics of our facilities as described below. These advantages are manifested in our high productivity and efficiency rates.

•
Location of our mining beds and high purity trona.  Our mining beds are located 800 to 1,100 feet below the surface, which is significantly closer to the surface than the mining beds of other operators in the Green River Basin. The relatively shallow depth of our beds compared to other Green River Basin trona mines contributes to favorable ground conditions and improved mining efficiency. We have a competitive advantage because we can mine the trona and roof bolt simultaneously on our continuous miner equipment. In addition, the trona in our mining beds has a higher concentration of soda ash as compared to the trona mined at other locations in the Green River Basin, which is typically imbedded or mixed with greater amounts of halite and other impurities. Our trona ore is generally composed of approximately 80% to 89% pure trona.

•
Advantageous facility layout.  Our surface site includes a high capacity network of ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration (“DECA”). While other producers in the Green River Basin also utilize deca rehydration, our pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call “de-watering,” leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that “de-watered” pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing dry deca into our process has also reduced our energy consumption per short ton of soda ash produced. At our current utilization rates we will deplete our DECA supply in 2023. Please read “Risk Factor-Risks Inherent in Our Business and Industry-Our deca stockpiles will substantially deplete by 2023 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments” for more information about this process.

Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2018, we used approximately 3.8 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.5 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality (“WDEQ”) and our internal estimates. For the year ended December 31, 2018, we produced approximately 5,355 short tons of soda ash per employee.
Stable Domestic Customer Relationships.    We have more than 70 domestic customers in industries such as flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high quality soda ash. For the year ended December 31, 2018, the majority of our domestic net sales were made to customers with whom we have done business for over ten years and their contracts are typically for a one year period. We believe that these relationships promote more stable cash flows.
Experienced Management and Workforce.    Our facility has been in continuous operation for 56 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of Ciner Wyoming’s senior management team have more than 20 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 15.1 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows through consistent growth in the production of soda ash, allowing us to make quarterly cash distributions to our common unitholders while growing our business. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on the Growing Demand for Soda Ash. Since 2013, we have invested just over $74.8 million for de-bottlenecking projects that have improved our production capacity by 305,000 tons of soda ash per year. We believe we have further opportunities to debottleneck our facility over the next several years up to a maximum capacity of 2,800,000 tons per year. We are currently evaluating engineering and design options to further expand our capacity up to at least 3,000,000 tons per year. We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively stable in the near future, overall worldwide demand for soda ash, based on third-party historical production statistics, is projected to grow from an estimated 59.6 million metric tons (equivalent to approximately 65.7 million short tons) in 2018 to almost 65.7 million metric tons (equivalent to approximately 72.4 million short tons) in 2023, which represents a compounded annual growth rate of 2.5%. Through ANSAC (until December 31, 2021), Ciner Group’s logistics network, as well as our long-standing relationship with domestic customers, we believe that as global demand increases, we will be well positioned to maintain our market share in the principal markets in which we operate. Please read “Customers” below for a discussion about our withdrawal from American Natural Soda Ash Corporation (“ANSAC”).
Continuous Improvement Initiatives to Lower our Operating Expenses and Increase Utilization. We are building a culture of continuous improvement.  We commenced initiatives in 2017 that continued into 2018 to improve the consistency of our ore flow to the surface and revamped our preventive maintenance practices.  Both of these should lead to lowering our overall cost to produce soda ash and increase the consistency and overall output of our production.  In addition, in 2018 we commenced construction on a new electricity/steam cogeneration facility that will provide roughly one-third of our electricity and steam demands. We expect to commence operating the new co-generation facility in the second half of 2019 and lower our annual electricity spend by $7 - 10 million per year once fully operational.

Leverage our Sponsor’s Capability to Build a Global Soda Ash Brand.  Our facility in Wyoming, coupled with Ciner Group’s locations in Turkey, produce more than 7.0 million tons of soda ash, making it the world’s largest producer of low cost natural soda ash.  Our sponsor’s platform includes unique low cost technology, logistics assets including ports and bulk ships, and world class cost competitive production assets geographically located to serve most key markets around the world.  Starting in 2018, our sponsor has entered into an agreement for a new port on the eastern seaboard of the U.S. to import soda ash for supply to select customers on the east coast.  Ciner Corp, which is the sales agent for the Partnership, will serve as the exclusive marketing agent for that material and will have inventory to ship from not only Wyoming, but also this new port on the east coast that will ultimately improve security of supply to our customers in the region.  We believe this will help Ciner Corp offer a unique value proposition to our customers and ultimately improve the cash flow and profitability of our domestic business. In addition, upon Ciner Corp’s termination from ANSAC to be effective as of December 31, 2021 (as discussed further under “Customers” below) Ciner Corp will begin marketing soda ash directly into international markets that are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe by combining our volumes with Ciner Group’s soda ash exports from Turkey, our withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group soda ash operations, which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.

Maintain Financial Flexibility.  We intend to maintain a disciplined financial policy and conservative capital structure by balancing the funding of expansion capital expenditures and acquisitions with internally generated operating cash flows and external financing sources, including commercial bank borrowings and the issuance of debt and equity securities. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt” for additional information.
Expand Operations Strategically.   In addition to capacity expansions and process improvements at our current facility, we plan to grow our business through various methods as they become available to us.  This would include acquisitions of other businesses that are involved in mining and processing minerals, such as soda ash, and logistics assets that could improve our efficiencies and grow our cash flows.
We can provide no assurance that we will be able to utilize our strengths described above. For further discussion of the risks that we face, see Item 1A, “Risk Factors.”
Our Organizational Structure
The following chart depicts our ownership structure as of March 8, 2019 and approximate ownership percentages:

Akkan Emerji ve Madencilik Anonim Sirketi
("Akkan")
(100% Ownership Interest)
KEW Soda Ltd.
("KEW Soda")
(100% Ownership Interest)
WE Soda Ltd.
("WE Soda")
(100% Ownership Interest)
Ciner Enterprises Inc.
("Ciner Enterprises")
(100% Ownership Interest)
Ciner Resources Corporation
("Ciner Corp")
(100% Ownership Interest)
Public
(Approximately 26% Limited Partner Interest)
Ciner Wyoming Holding Co.
("Ciner Holdings")
(Approximately 72% Limited Partner Interest and 100% Ownership Interest in Ciner GP)
Ciner Resource Partners LLC
("Ciner GP")
(Approximately 2% General Partner Interest and Incentive Distribution Rights)
Natural Resources Partners L.P.
("NRP")
(100% Ownership Interest)
NRP Trona LLC
(49% Membership Interest)
Ciner Resources LP
("the Partnership")
(51% Membership Interest)
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
POND
POND STACKER
RAILROAD

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of our leased and licensed subsurface mining area:

KNOWN SODIUM LEASING AREA (KSLA)
GREEN RIVER BASIN WYOMING

CINER WYOMING
GENESIS ALKALI
GENESIS ALKALI
TATA
SOLVAY
Bridger Power Line
Known Sodium Leasing Area (KSLA)
MILES
0 1 2 3 4 5
UPRR
I-80
I-80
UPRR
Mechanically Mineable Trona Area (MMTA)
P.O. Box 513
254 County Road 4-6
Green River Wyoming, 82935
CURRENT SODIUM LEASES
KNOWN SODIUM LEASING AREA
GREEN RIVER BASIN, WY
BUREAU OF LAND MANAGEMENT
Scale 1" = 24,000'
KSLA BOUNDARY
GREEN RIVER
CINER LEASE BOUNDARY
MECHANICAL MINING TRONA AREA
RAIL ROAD
ROADS
CINER REFINERY

The Green River Basin geological formation holds the largest, and one of the highest purity, known deposits of trona ore in the world. Our reserves contain trona deposits having a purity between 80% to 89% by weight, which means that insoluble impurities and water make up approximately 11% to 20% of our trona.

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
DEPTH
MINE OPERATOR
SOFT, LARGE CRYSTALLINE TRONA
HARD, FINE GRAIN, AMORPHOUS TRONA INTERBEDDED OR MIXED WITH HALITE
Sandstones and Siltstones
Marlstones and Oil Shales
BASE OF TRONA DEPOSTION
25
24
20
19
17
5
4
3
2
1
800ft
244M
850ft
260M
1370ft
1420ft
1600ft TO 1700ft
488-520M
2200ft
670M
ciner
Other Producers

Source: Management.
We remove insoluble materials and other impurities by thickening and filtering the liquor. We then add activated carbon to our filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. We then dry the resulting material in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Our storage silos can hold up to 65,000 short tons of processed soda ash at any given time. Our facility is in good working condition and has been in service for 56 years.
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. “Deca”, short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009, we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our refining process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Please read “Risk Factor-Risks Inherent in Our Business and Industry-Our deca stockpiles will substantially deplete by 2023 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments” for more information about this process.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. In 2018, we used approximately 3.8 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supplies of coal and natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in natural gas prices, we hedge a portion of our natural gas consumption requirements, which enables us to set the price for a portion of our forecasted natural gas purchases. In addition, we have begun installation of a new electricity/steam co-generation facility that is estimated to reduce our electricity spend by roughly one-third per year. We expect to commence operating the new co-generation facility in the second half of 2019.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2018, we shipped approximately 93.5% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”), and our plant receives rail service exclusively from Union Pacific. Our agreement with Union Pacific expires on December 31, 2019 and there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the year ended December 31, 2018, we assisted the majority of our domestic customers in arranging their freight services. During 2018, we had no shortfall payments and do not expect to make any such payments in the future. Ciner Corp leases a fleet of more than 2,000 hopper cars that serve as dedicated modes of shipment to our domestic customers. For export, we ship our soda ash on unit trains consisting of more than 100 cars to two primary ports: Port Arthur, Texas and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. ANSAC currently provides logistics and support services for all of our export sales. For domestic sales, Ciner Corp provides similar services.
Customers
Our largest customer currently is ANSAC, which buys soda ash from us (through Ciner Corp, which serves as our sales agent in our agreement with ANSAC) and other of its member companies for export to its customers. For the year ended December 31, 2018, ANSAC accounted for approximately 52.0% of our net sales. No other individual customer accounted for more than 10% of our net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Corp, on our behalf, negotiates directly with, and we export to, customers in markets not served by ANSAC. During 2017, international sales were made through ANSAC as well as to Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”), both of which are our export affiliates. We began selling soda ash in late 2016 to CIDT and continued into 2017. There were no sales to CIDT during the year ended December 31, 2018, as the contract terminated in 2017.
For customers in North America, Ciner Corp, on our behalf, typically enters into contracts, having terms ranging from one to three years. Under these contracts, our customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their estimated soda ash requirements at a fixed price for a given calendar year. Although we do not have a “take or pay” arrangement with our customers, substantially all of our sales are made pursuant to written agreements and not through spot sales. In 2018, we had more than 70 domestic customers and in general, we have long-term relationships with the majority of our customers, meaning we have been a supplier to them for more than ten years.
Our customers, including end users to whom ANSAC makes sales overseas, consist primarily of:

•	Glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and

•	The majority of the remainder is comprised of chemical and detergent manufacturing companies.
On November 9, 2018, we were informed that Ciner Corp had delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash. The effective termination date is December 31, 2021 (the “ANSAC termination date”). ANSAC was our largest customer for the years ended December 31, 2018, 2017 and 2016, accounting for 52.0%, 44.7% and 55.2%, respectively, of our net sales. Although ANSAC has been our largest customer for the years ended December 31, 2018, 2017, and 2016, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash, and therefore we anticipate being able to find export customers regardless of market conditions. Between now and the ANSAC Termination Date, Ciner Corp will continue to have full ANSAC membership benefits and services. After the ANSAC Termination Date, we expect Ciner Corp will begin marketing soda ash directly into international markets which are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe by combining our volumes with Ciner Group’s soda ash exports from Turkey, our withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally. Please read “Risk Factors-Risks Inherent in our Business and Industry-A significant portion of our historical international sales of soda ash have been to ANSAC, and therefore, Ciner Corp’s decision to terminate its membership in ANSAC could adversely affect our ability to compete in certain international markets, materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.”

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
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with RSRC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) revise the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
The following is a summary of the material terms of our leases and our license as of December 31, 2018:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31, 2018	Total Approximate Acreage as of December 31, 2018	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
License with Rock Springs	1	12,445 acres	2061	License will renew so long as we continuously conduct operations to mine and remove sodium minerals from the licensed premises in commercial quantities.	1961	8% of net sales
Leases with the U.S. Government	4	7,934 acres	2027-2028	These leases will renew so long as we file an application for renewal with the Department of the Interior, Bureau of Land Management, within 90 days of expiration of the leases(1)	1961	6% of gross output
Leases with the State of Wyoming	5	3,079 acres	2019	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)	Renewals are typically for ten-year periods.
The foregoing descriptions of the material terms of our leases and our license do not purport to be complete descriptions of our leases and our license, and are qualified in their entirety by reference to the full text of the leases and license,as amedned copies of which have been filed or incorporated by reference as exhibits to this Report. See Part IV, Item 15, “Exhibits and Financial Statement Schedules— Exhibit Index” for more information.
Trona Reserves
As of December 31, 2018, the Ciner Resources Staff had estimated proven and probable reserves of approximately 236.1 million short tons, which is equivalent to 128.8 million short tons of soda ash. The estimates of our proven and probable reserves were prepared by Ciner Resources Internal Staff for the year ended December 31, 2018 based off prior established estimates by a third party. Based on our current mining rate of approximately 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona using current methods for approximately 59 years.
Ciner Resources Staff calculated a mineral reserve estimate on our trona mineral assets, which are contained in beds 24 and 25 of the Green River Basin, at depths of 800 and 1,100 feet below the surface, respectively. The Ciner Resources staff estimates are based on geological data generated from historical exploration drill holes, borings within the mine space, and mine observations and measurements, including core samples. In addition, Ciner Resources Staff reviewed and analyzed our reserve base maps and current mining plans, and developed a life of mine plan with respect to the predicted life of our reserves using a non-subsidence design.

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

For purposes of categorizing our proven reserves, Ciner Resources Staff estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, Ciner Resources Staff reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2018.
In determining whether our reserves meet these proven and probable standards, Ciner Resources Staff applied certain assumptions regarding the remaining life of our reserves, including, among other things, that:

•	our cost of products sold per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2018, which was approximately $80 per short ton of soda ash;

•
the weighted average net sales per short ton will remain consistent with our weighted average net sales price per short ton for three years ended December 31, 2018, which was approximately $181 per short ton of soda ash;

•	we will achieve an annual mining rate of approximately 4.0 million short tons of trona;

•	we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;

•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash, excluding our deca rehydration recovery process);

•	our run-of-mine ore estimate contains dilution from the mining process;

•	we will, in approximately 20-30 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9.5 to 10 feet;

•	we will, within the next one to six years, conduct “two-seam mining,” which means to perform continuous mining simultaneously on beds 24 and 25 in close proximity;

•	our mining costs will remain consistent with 2018 levels;

•	our processing costs will remain consistent with 2018 levels;

•	we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;

•
we have and will continue to have valid leases and license in place with respect to the reserves, and that these leases and license can be renewed for the life of the mine based on our extensive history of renewing leases and license;

•	we have and will continue to have the necessary permits to conduct mining operations with respect to the reserves;

•	we will maintain the necessary tailings storage capacity to maintain tailings disposal between the mine and surface placement for the life-of-mine;

•	trona ore grade will be 80 to 89%.
Our reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Rock Springs. See “Leases and License” above for a summary of these leases and our license, including expiration date ranges.

The following table presents our estimated proven and probable trona reserves at December 31, 2018:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with Rock Springs	56.8	88.8%	57.7	89.0%	114.5	62.4
Leases with the U.S. Government	48.7	89.0%	47.9	88.7%	96.6	52.7
Leases with the State of Wyoming	6.9	89.4%	18.1	88.7%	25.0	13.7
Total(5)	112.4	88.9%	123.7	88.9%	236.1	128.8

(1)	For purposes of these estimates, the minimum grade for reported tonnage is 85%.

(2)
The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 88.9%. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2018, which was approximately $181 per short ton of soda ash.

(3)	Soda ash conversion assumes a 90% recovery rate, resulting in an ore to ash ratio of 1.835:1.0.

(4)	The sums of some of the rows and columns may not foot due to rounding.

(5)	Except percentages, which are averages.
Our reserve estimates will change from time to time as a result of mining activities, analysis of new engineering and geologic data, modification of mining plans or mining methods and other factors. For additional information, see Item 1A, Risk Factors, “Risks Inherent in our Business and Industry” for more information regarding risks surrounding our reserves.
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
Insurance
Because all of our operations are conducted at a single facility, an event such as an explosion, fire, equipment malfunction or severe weather conditions could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. These hazards can also cause personal injury and loss of life, pollution or environmental damage and suspension of our surface and subsurface operations. To mitigate this risk, Ciner Enterprises or its affiliates maintains, on our behalf, property, casualty and business interruption insurance in amounts and with coverage and deductibles that we believe are adequate for our current operations. We regularly evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance coverage to account for changes or growth in our business.
Environmental Matters
Our mining and processing operations, which have been conducted at our Green River Basin facility for many years, are subject to strict regulation by federal, state and local authorities with respect to protection of the environment. We have a rigorous compliance program to ensure that our facilities comply with environmental laws and regulations. However, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental or climate change, or changes in the operation of our business or the discovery of additional or unknown environmental contamination, could require expenditures that might be material to our results of operations or financial condition.
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
Clean Air Act
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources. Under the Clean Air Act, our facility has been issued a Title V operating permit, which regulates emissions to air from our operations. In particular, our operations are subject to technology-based standards pursuant to the Clean Air Act’s New Source Performance Standards for Nonmetallic Mineral Processing Plants, which limit particulate matter emissions. Under associated Clean Air Act regulations our operation is also subject to Best Available Control Technology (BACT) requirements. In addition, our boilers are subject to technology-based standards pursuant to the Clean Air Act’s National Emission Standards for Hazardous Air Pollutants for Major Source: Industrial, Commercial and Institutional Boilers and Process Heaters, which were published in final form in January 2013. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants.
Clean Water Act
The Federal Water Pollution Control Act, which we refer to as the Clean Water Act, and comparable state laws impose restrictions and controls regarding the discharge of pollutants into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the federal EPA or the state. We do not discharge any wastewater from our operations into the Green River, the nearest river system to our Green River Basin facility. However, the discharge of storm water runoff from our facility is governed by a general permit issued by the WDEQ. In particular, the general permit requires our compliance with a Storm Water Pollution Prevention Plan. We periodically monitor groundwater wells at our processing facility, most of which are proximate to our surface pond complex, for salinity, conductivity and other parameters pursuant to permits issued by the WDEQ. Permitted interceptor trenches are used to collect saline groundwater to prevent discharge and impact to the Green River.
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

Climate Change Legislation and Regulations
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources, including soda ash processors like us. We are monitoring and reporting GHG emissions from our operations, and we believe we are in substantial compliance with the rules. In the past, the U.S. Congress has considered, but not enacted, legislation that would impose requirements to reduce emissions of GHGs. The State of California has enacted regulations establishing a so-called GHG “cap-and-trade” system designed to reduce GHG emissions. Our operations are not currently subject to any federal or state requirement to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting, or otherwise imposing a tax or financial penalty for, emissions of GHGs from our equipment and operations might be material to our results of operations or financial condition.
Wyoming Department of Environmental Quality—Land Quality Division
Our operations are subject to oversight by the Land Quality Division of the WDEQ. In particular, our principal mine permit issued by the Land Quality Division requires us to “self-bond” for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As of December 31, 2018, the amount of the self-bond was $32.9 million. The amount of the bond is subject to change based upon periodic re-evaluation by the Land Quality Division. Also, our ability to self-bond may be impacted by future legislation. Please see Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.” for more information.
Mining and Workplace Safety
The U.S. Mine Safety and Health Administration, or MSHA, is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections annually for our entire facility, as well as spot check every five days in our underground facility due to our Green River Basin facility being classified as a gassy mine. For 2018; we averaged 0.32 citations per inspection day, which is below the industry average of 1.26 citations per inspection day.

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

Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2018, our facility had zero lost work-day injuries and two recordable injuries as reported by MSHA. During the five years ended December 31, 2018, the Green River Basin facility averaged 1.0 lost work day injuries per year and averaged 4.6 recordable injuries per year as reported by MSHA, which we believe to be better than the industry average.
Employees/Labor Relations
The personnel who operate our assets are employees of Ciner Corp and its affiliates. Under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for the time and cost of employees who operate our assets and for support provided to Ciner Wyoming. As of December 31, 2018, Ciner Corp and its U.S. affiliates had approximately 488 full-time employees, of which 446 are employees who operate the mine at our facility in the Green River Basin. None of these employees was covered by a collective bargaining agreement as of December 31, 2018. We consider our relations with our employees to be satisfactory.

In addition, under the Services Agreement, dated October 25, 2015, among the Partnership, our general partner and Ciner Corp (the “Services Agreement”), Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services.

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
Risks Inherent in our Business and Industry
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to maintain the current distribution level or pay any quarterly distribution on our units.
We may not have sufficient available cash each quarter to pay the quarterly distribution at the current distribution level of $0.567 per unit, or $2.268 per unit on an annualized basis, or at all. In order to pay the quarterly distribution at the current distribution level, we will require available cash of approximately $11.4 million per quarter, or $46.5 million per year, based on the number of common and general partner units currently outstanding.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on several factors, some of which are beyond our control, including, among other things:
•the market prices for soda ash in the markets in which we sell;
•the volume of natural and synthetic soda ash produced worldwide;

•	domestic and international demand for soda ash in the flat glass, container glass, detergent, chemical and paper industries in which our customers operate or serve;
•the freight costs we pay to transport our soda ash to customers or various delivery points;
•the cost of electricity and natural gas used to power our operations;

•	the amount of royalty payments we are required to pay to our lessors and licensor and the duration of our leases and license;

•	political disruptions in the markets we or our customers serve, including any changes in trade barriers;
•our relationships with our customers and our or our sales agent’s ability to renew contracts on favorable terms to us;
•the creditworthiness of our customers;

•	regulatory action affecting the supply of, or demand for, soda ash, our ability to mine trona ore, our transportation logistics, our operating costs or our operating flexibility;
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
•the impact of our competitors changing their prices or increasing their capacity, exports and /or imports as applicable;
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
A significant portion of our international sales of soda ash has been to ANSAC, a U.S. export cooperative, and therefore adverse developments at ANSAC or its customers, or in any of the markets in which we make direct international sales, could adversely affect our ability to compete in certain international markets.
We, along with two other U.S. trona-based soda ash producers, currently utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC’s customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly vulnerable to ANSAC’s customer relationships and the credit and other terms ANSAC extends to its customers, and if, prior to Ciner Corp’s expected termination from ANSAC as of December 31, 2021, ANSAC ceased to exist, we could face costs and risks of securing those customers and related logistics arrangements on favorable terms. Any adverse change in ANSAC’s customer relationships, while Ciner Corp remains a member in ANSAC, could have a direct impact on ANSAC’s ability to make sales and our ability to make sales to ANSAC. In addition, to the extent ANSAC extends credit or other favorable terms to its end customers and those customers subsequently default under sales contracts or otherwise fail to perform, we would have no direct recourse against them.
For more information about ANSAC, see Item 1, “Business—Customers” and “Risk Factors-Risks Inherent in our Business and Industry- “A significant portion of our historical international sales of soda ash have been to ANSAC, and therefore, Ciner Corp’s decision to terminate its membership in ANSAC could adversely affect our ability to compete in certain international markets, materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.”
A significant portion of our historical international sales of soda ash have been to ANSAC, and therefore, Ciner Corp’s decision to terminate its membership in ANSAC could adversely affect our ability to compete in certain international markets, materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.
Ciner Corp notified ANSAC that Ciner Corp intends to terminate its membership in ANSAC, with an effective termination date of December 31, 2021 (the “ANSAC Termination Date”). ANSAC has historically been our largest customer for the years ended December 31, 2018, 2017 and 2016, accounting for 52.0%, 44.7% and 55.2%, respectively, of our net sales. As a result, we cannot be assured that we will be able to retain existing foreign customers or secure new foreign customers or the related logistics arrangements on favorable terms after the ANSAC Termination Date, which could materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.
An increase in natural gas prices, or an interruption in our natural gas supply, would negatively impact our competitive cost position when compared to other foreign and domestic soda ash producers.
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00. For the years ended December 31, 2018 and 2017, the average monthly Henry Hub natural gas settlement prices were $3.17 and $2.99 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
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
Because all of our operations are conducted at a single facility, an event such as an explosion, substantial gas leak such as methane, fire, equipment malfunction or severe weather conditions that adversely affect our facility could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. For example, in the fourth quarter of 2016, MSHA required us to make temporary operational modifications, which caused us to lose a significant amount of ore production. While Ciner Enterprises or its affiliates maintains business interruption insurance, our policy includes a time element deductible, per occurrence, and is subject to customary limitations and exclusions. Any sustained disruption in our ability to meet our obligations under our sales agreements could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.
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

For the year ended December 31, 2018, approximately 93.5% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2019. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2018, we shipped approximately 93.5% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2019. There can be no assurance that this contract will be renewed on terms favorable to us or at all. For the year ended December 31, 2018 and 2017, we assisted the majority of our domestic customers in arranging their freight services. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 135 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During the years ended December 31, 2018 and 2017, we had no shortfall payments under the transportation agreement.
A significant portion of the demand for soda ash comes from glass manufacturers and other industrial end users whose businesses can be adversely affected by economic downturns.
A significant portion of the demand for soda ash comes from glass manufacturers and other industrial customers. Companies that operate in the industries that glass manufacturers serve, including the automotive, construction and glass container industries, may experience significant fluctuations in demand for their own end products because of economic conditions, changes in consumer demand, or increases in raw material and energy costs. In addition, many large end users of soda ash depend upon the availability of credit on favorable terms to make purchases of raw materials such as soda ash. As interest rates increase or if our customers’ creditworthiness deteriorates, this credit may be expensive or difficult to obtain. If these customers cannot obtain credit on favorable terms, they may be forced to reduce their purchases of soda ash. These and other factors may lead some customers to purchase less under or seek renegotiation or cancellation of their existing arrangements with us, which could have a material adverse effect on our results of operations and our ability to distribute cash to unitholders.
If the percentage of our international sales increases as a percentage of total sales, our gross margin could decrease and the average trade credit payment period of our customers could increase, which could adversely affect our financial position and our ability to distribute cash to our unitholders.
For the year ended December 31, 2018, our international sales of soda ash as a percentage of total sales was 52.0%. Our gross margin for international sales is lower than our gross margin for domestic sales because our average price of soda ash sold internationally is lower than our average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
We typically receive payment for our domestic sales quicker than we receive payment for our international sales.  Therefore, an increase in our international sales and a decrease in domestic sales would extend the average time period for our receipt of payment for our soda ash, which could expose us to greater credit risk from our customers, increase our working capital requirements and negatively affect the amount of cash available for distribution to our unitholders.
Our deca stockpiles will substantially deplete by 2023 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments.

In 2023, our deca stockpiles will be substantially depleted.  We are evaluating future investments at the site that will offset this decline as well as provide additional soda ash production above our current rates.  We cannot guarantee that any such investments will be executed successfully or in a timely manner to enable us to maintain our current rates of production.
Ciner Corp, on our behalf, typically enters into contracts and arrangements with our customers that have terms of one to three years, and our customers are not obligated to purchase any specific amount of soda ash from us.
The terms of our customer contracts vary, including by geography. Most of our domestic contracts have terms of one to three years. We understand that ANSAC’s customer contract terms also vary by region. Moreover, some of our customer contracts are not exclusive dealing and none are take-or-pay arrangements. Additionally, we may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of soda ash, Ciner Corps’ termination from ANSAC as of the ANSAC termination date, business failure or bankruptcy of the customer or dissatisfaction with our performance or pricing. Loss of any of our major customers could adversely affect our business, results of operations and cash flow.

Increased use of glass substitutes and recycled glass may affect demand for soda ash, which could adversely affect our results of operations.
Increased use of glass substitutes or recycled glass in the container industry could have a material adverse effect on our results of operations and financial condition. Container glass production is one of the principal end markets for soda ash. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Demand for soda ash by the U.S. glass container industry has generally declined over the last ten years; However, international demand for glass containers is growing at close to GDP rate. We believe that the use of containers made with alternative materials such as plastic and aluminum will continue to affect negatively the growth in domestic demand for soda ash in the U.S.
We are exposed to trade credit risk in the ordinary course of our business activities.
We extend credit to our customers as a normal part of our business and as such are subject to the credit risk of our customers, including the risk of loss resulting from nonpayment or nonperformance. Typical industry contract terms are net 30 days from the date of shipment for domestic U.S. customers and 120-150 days from the date of shipment for international customers. We have experienced nonperformance by our customers and counterparties in the past, and we may take reserves for accounts more than 90 days past due. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Our credit procedures and policies may not be adequate to eliminate customer credit risk, and we may not adequately assess the creditworthiness of existing or future customers. In addition, even if our procedures work properly, our customers may experience unanticipated deterioration of their creditworthiness. Material nonpayment or nonperformance by our customers could have a material adverse effect on our financial condition and results of operations and on our ability to distribute cash to our unitholders.
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
Our reserve estimates may vary substantially from the actual amounts of minerals we are be able to recover economically from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to, among other aspects:

•	future prices of soda ash, mining and production costs, capital expenditures and transportation costs;

•	future mining technology and processes;

•	the effects of regulation by governmental agencies; and

•	geologic and mining conditions, which may not be identified by available exploration data and may differ from our experiences in areas where we currently mine.
Please read Item 1, “Business-Trona Reserves” for more information including pertinent additional assumptions regarding our reserve estimates in this Report. Actual production, revenue and expenditures with respect to our reserves will likely vary from our estimates, and these variations may be material.
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

Even though neither we nor Ciner Wyoming is a party or a guarantor under the Facilities Agreement, while any amounts are outstanding under the Facilities Agreement, we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent transactions with our affiliates that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or our general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement; and (iii) prevent actions that enables certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement.

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

Ciner Holdings, the sole member of our general partner, is a guarantor under the Facilities Agreement, and Ciner Corp, the sole member of Ciner Holdings, is also a guarantor thereunder. Ciner Corp’s membership interests in Ciner Holdings and Ciner Holdings’ limited partnership interests in us are subject to a lien under the Facilities Agreement. If any of the Ciner obligors is unable to satisfy its obligations under the Facilities Agreement and the lenders foreclose on the applicable collateral, the lenders would own the sole member of our general partner, and effectively all of its assets, which include 100% of the membership interest in the general partner. In such event, the lenders would own and control our general partner, the entity that controls our management and operation. In addition, such a change of control could result in our indebtedness becoming due. Please read the risks factors in this Report, including the discussion under the following risk factors: “Restrictions in the Ciner Resources Credit Facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders” and “Restrictions in the agreements governing Ciner Wyoming’s indebtedness, including the Ciner Wyoming Credit Facility, could limit its operations and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.”
Restrictions in the agreements governing Ciner Wyoming’s indebtedness, including the Ciner Wyoming Credit Facility, could limit its operations and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
On August 1, 2017, Ciner Wyoming entered into a $225.0 million senior unsecured revolving credit facility (the “Ciner Wyoming Credit Facility”). The Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to:

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
If we are not able to renew our leases, it will have a material adverse effect on us. Under the terms of our subsurface mining leases, we are required to make minimum royalty payments or annual rentals, and the royalty rates we are required to pay may change with little or no notice to us.
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Rock Springs. As of December 31, 2018, leases covering approximately 13.1% of our acreage are scheduled to expire during 2019. If we are not able to renew our leases, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders. Each of those leases and the license requires that minimum royalties or annual rentals be paid regardless of production levels. If our operations do not meet production goals, then it could have an adverse effect on our ability to pay cash distributions due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the corresponding net sales.
The royalty rates we pay to our lessors may change upon our renewal of such leases. Any increase in the royalty rates we are required to pay to our lessors, or any failure by us to renew any of our leases, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs.

All of our trona reserves are leased or licensed. A title defect in our leased, licensed or owned property or the loss of any lease or license upon expiration of its term, upon a default or otherwise could adversely affect our ability to mine the associated reserves and/or process the trona that we mine. In some cases, we rely on title information or representations and warranties provided by our lessors, licensor or grantor. We cannot rely on any such representations or warranties with respect to the surface land on which our facility is located because we acquired the surface land in 1991 by quitclaim deed. We have no title insurance for our interests in this property. Any challenge to our title or leasehold interests could delay our operations and could ultimately result in the loss of some or all of our interest in the property. From time to time we also may be in default with respect to leases or the license for properties on which we have mining operations. In such events, we may have to close down or alter significantly the sequence of such mining operations, which may adversely affect our future soda ash production and future revenues. If we mine on property that we do not own, lease or license, we could incur liability for such mining and be subject to regulatory sanction and penalties. Also, in any such case, the investigation and resolution of title issues would divert management’s time from our business, and our results of operations could be adversely affected. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our unitholders may be materially adversely affected.
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

Mining development, exploration and processing operations pose numerous hazards and uncertainties that may negatively affect our business.
Mining and processing operations involve many hazards and uncertainties, including, among other things:

•	seismic activity;

•	ground failures;

•	industrial accidents;

•	environmental contamination or leakage, including gas leaks;

•	fires and explosions;

•	unusual and unexpected rock formations or water conditions;

•	flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature; and

•	mechanical equipment failure and facility performance problems.
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
As our mine ages and we deplete our trona reserves, in order to maintain current production rates over the next five to ten years, we expect to need to utilize a two seam mining technique, which could increase our mining costs. In addition, our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves.
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
If any of the equipment on which we depend were severely damaged or were destroyed by fire, abnormal wear and tear, flooding, or otherwise, we may be unable to replace or repair it in a timely manner or at a reasonable cost, which would impact our ability to produce and ship soda ash, which would have a material adverse effect on our results of operations, financial condition and our ability to distribute cash to our unitholders.
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

We also depend on good relationships with our workforce generally. Any disruption in our relationships with our personnel, including as a result of potential union organizing activities, work actions or other labor issues, could substantially affect our operations and results.
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
We are covered by insurance policies maintained by Ciner Enterprises or its affiliates. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we do not obtain insurance or are covered by Ciner Enterprises’, or its affiliates’, policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and certain types of insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our or its existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, we cannot insure against certain environmental, safety and pollution risks. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our insurance coverage may not be adequate to cover us against losses we incur, and coverage under these policies may be depleted or may not be available to us to the extent that we otherwise exhaust its coverage limits. Our results of operations, and therefore our ability to distribute cash to unitholders, could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds or the failure by insurers to make payments.
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
The Partnership is a holding company that conducts its primary operations through Ciner Wyoming, a joint venture with an affiliate of NRP. The amount of cash Ciner Wyoming can distribute to the Partnership depends primarily on cash flows generated from Ciner Wyoming’s operations, which may fluctuate depending on, among other things, revenues it receives and costs it incurs, including for capital expenditure projects undertaken by Ciner Wyoming.

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
Our joint venture arrangement may involve risks not otherwise present without such partner, including, for example:

•	our joint venture partner shares certain blocking rights over transactions between Ciner Wyoming and its affiliates, including us;

•	our joint venture partner may propose changes to our capital expenditure programs;

•	our joint venture partner may take actions contrary to our instructions or requests or contrary to our policies or objectives;

•	although we control Ciner Wyoming, we owe contractual duties to Ciner Wyoming and its other owners, which may conflict with our interests and the interests of our unitholders; and

•	disputes between us and our joint venture partner may result in delays, litigation or operational impasses.
The risks described above or any failure to continue our joint venture or to resolve disagreements with our joint venture partner could adversely affect our ability to transact the business that is the subject of such joint venture, which would, in turn, negatively affect our financial condition, results of operations and ability to distribute cash to our unitholders.
Restrictions in the Ciner Resources Credit Facility could adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
On August 1, 2017, the Partnership entered into a $10.0 million senior secured revolving credit facility (the “Ciner Resources Credit Facility”). The Ciner Resources Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) our ability (and the ability of our subsidiaries, including Ciner Wyoming) to:

•	make distributions on or redeem or repurchase units;

•	incur or guarantee additional debt;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	enter into certain types of transactions with our affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
The Ciner Resources Credit Facility also contains a covenant requiring us to maintain a consolidated leverage ratio (as defined in the Ciner Resources Credit Facility) of not greater than 3.00 to 1.00 and a consolidated interest coverage ratio of not less than 3.00 to 1.00. Our ability to meet that financial ratio and test can be affected by events beyond our control, and we cannot assure you that we will meet that ratio and test.
In addition, the Ciner Resources Credit Facility contains events of default customary for transactions of this nature, including (1) failure to make payments required under the Ciner Resources Credit Facility, (2) events of default resulting from our failure to comply with covenants and financial ratios in the Ciner Resources Credit Facility, (3) the institution of insolvency or similar proceedings against us, (4) the occurrence of a default under any other material indebtedness we (or any of our subsidiaries) may have, including the Ciner Wyoming Credit Facility, and (5) the occurrence of a change of control. In addition, our obligations under the Ciner Resources Credit Facility are secured by a pledge of substantially all of our assets (subject to certain exceptions), including the membership interests in Ciner Wyoming held by us.
Under the Ciner Resources Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, in the aggregate, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or equivalent governing body) of, Ciner Holdings or Ciner GP (or any entity that performs the functions of our general partner). In addition, a change of control would be triggered if we cease to own at least 50.1% of the economic interests in Ciner Wyoming or cease to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
The provisions of the Ciner Resources Credit Facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Ciner Resources Credit Facility could result in an event of default, which could enable our lenders to, subject to the terms and conditions of the Ciner Resources Credit Facility, terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of our debt is accelerated, our assets may be insufficient to repay such debt in full, the lenders could foreclose on our assets, including without limitation our ownership interests in Ciner Wyoming, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt-Ciner Resources Credit Facility.”
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
There is a risk that we may incur costs and liabilities in connection with our operations due to historical industry operations and waste disposal practices, our handling of wastes and potential emissions and discharges related to our operations. Private parties, including the owners of the properties on which we operate, may have the right to pursue legal actions to require remediation of contamination or enforce compliance with environmental requirements as well as to seek damages for personal injury or property damage. For example, an accidental release from our facility could subject us to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage and fines or penalties for related violations of environmental laws or regulations. In addition, changes in environmental laws occur frequently, and any such changes that result in more stringent and costly waste handling, storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. We may not be able to recover all or any of these costs from insurance. Please read Item 1, “Business—Environmental Matters” for more information.
The adoption of climate change legislation at the global, federal, state or local level could result in increased operating costs and reduced demand for the soda ash we produce.
Many nations have agreed to limit emissions of “greenhouse gases,” or GHGs, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of coal, oil, natural gas and refined petroleum products, are GHGs regulated by the Kyoto Protocol. The United States signed, but did not ratify, the Kyoto Protocol. In December 2015, the United States was one of 195 countries to sign the so-called Paris Agreement. The Paris Agreement came into effect in November 2016. However, in June 2017, the Trump administration announced plans to withdraw from the Paris Agreement. President Trump also issued an executive order on promoting energy independence and economic growth. Recently, the EPA issued a report covering plans on how to implement the president’s executive order including plans to review and possibly repeal all greenhouse-gas related regulations, including the Clean Power Plan. In August 2018, the EPA proposed the Affordable Clean Energy rule, which is intended to replace the Clean Power Plan.
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
We are subject to a number of federal and state laws and regulations related to safety, including the Occupational Safety and Health Administration, or OSHA, the Mine Safety and Health Administration, or MSHA, and comparable state statutes, the purposes of which are to protect the health and safety of workers. In addition, OSHA requires that we maintain information about hazardous materials used or produced in our operations and that we provide this information to employees, state and local governmental authorities, and local residents. Failure to comply with OSHA and MSHA requirements and related state regulations, including general industry standards and record keeping requirements, and to monitor and control occupational exposure to regulated substances, could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions if we are subjected to significant penalties, fines or compliance costs, including any shutdown of one or more of our miners or the shutdown of our mine.
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
The performance and quality of our products are critical to the success of our business. These factors depend significantly on the effectiveness of our quality control systems, which, in turn, depends on a number of factors, including the design of our quality control systems, our quality-training program and our ability to ensure that employees who operate our assets adhere to our quality control policies and guidelines. Any significant failure or deterioration of our quality control systems could have a material adverse effect on our business, financial condition and results of operations.
Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the WDEQ allows us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2018, the amount of our self-bond agreement with the WDEQ was $32.9 million. The Land Quality Division of the WDEQ periodically re-evaluates the amount of the bond; so the current amount is subject to increase. Currently, the Land Quality Division of the WDEQ is considering legislation that would limit self-bonding to no more than 70% of the required financial assurances. If such legislation is passed and becomes applicable to trona operations we may be required to purchase a surety bond for an amount up to the total reclamation costs.
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

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	our largest customer is ANSAC, of which our affiliate, Ciner Corp, is one of three current members, and certain officers of our general partner periodically serve as board members of ANSAC;

•
Ciner Enterprises and its affiliates are not limited in their ability to compete with us and may directly or indirectly compete with us for acquisition opportunities and customers. For example, we face competition from Ciner Group’s trona-based soda ash production in Turkey and Ciner Corp, our sales agent for soda ash, acts as sales agent for soda ash imports by Ciner Group to the U.S.;

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

•	our general partner generally determines which costs incurred by it and its affiliates are reimbursable by us;

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

Operating performance and current and anticipated capital needs, including investments in expansion capital expenditures and acquisitions, may affect the amount distributed to unit holders.

We intend to pay a quarterly distribution to our unit holders, to the extent we have sufficient cash from our operations after establishment of cash reserves, which may include current and anticipated expansion capital expenditures and acquisitions. We intend to maintain a disciplined financial policy and conservative capital structure by balancing the funding of expansion capital expenditures and acquisitions with internally generated operating cash flows and external financing sources, including commercial bank borrowings and the issuance of debt and equity securities. We are currently increasing our maintenance capital to $25 million per year and expansion capital is expected to range between $35 to $40 million in 2019. We are currently also evaluating a multi-year expansion project that could increase our production up to at least 3 million tons per year. If the amount needed to fund expansion capital expenditures or acquisitions is significant, we may need to adjust our cash distribution levels.

To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement or the Ciner Resources Credit Facility on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy will increase our interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.

Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay the minimum quarterly distribution (as defined in our partnership agreement) or any distribution on the units in any quarter.
Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay any distribution on the units in any quarter.
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
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by Delaware law regarding fiduciary duty and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its affiliates;

•	whether to exercise its limited call right or assign it to one of its affiliates;

•	whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;

•	how to exercise its voting rights with respect to the units it owns;

•	whether to exercise its registration rights;

•	whether to elect to reset target distribution levels;

•	whether to transfer the incentive distribution rights or any units it owns to a third party; and

•	whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to the partnership agreement.
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
Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including Ciner Enterprises and its other subsidiaries, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Ciner Enterprises may make investments in and purchases of entities that acquire, own and operate other soda ash producing assets. For example, Ciner Corp, our sales agent for soda ash, acts as sales agent for Ciner Group’s Turkish soda ash imports to the U.S. Ciner Enterprises will be under no obligation to make any acquisition opportunities available to us. Moreover, while Ciner Enterprises may offer us the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we might make with respect to such opportunity.
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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66-2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of March 1, 2019, Ciner Holdings owned 14,551,000 common units, which constitutes an aggregate of 73.7% of the common units in us.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 1, 2019, Ciner Holdings owned an aggregate of 73.7% of our common units.
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
Prior to making any distribution on the common units, we will reimburse our general partner and its affiliates for all expenses they incur and payments they make on our behalf. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and its affiliates may be reimbursed. These expenses include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf pursuant to the Services Agreement and expenses allocated to us by our general partner or its affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us, including those allocated to us pursuant to the Services Agreement. The reimbursement of expenses and payment of fees, if any, to our general partner and its affiliates will reduce our earnings and therefore our ability to distribute cash to our unitholders.
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

The recent implementation of a new Enterprise Resource Planning information system may negatively impact our operations.

We recently implemented a replacement Enterprise Resource Planning (“ERP”) business solution to replace our prior ERP system for financial reporting and other services and are in a phase of stabilizing this new environment. This ERP implementation includes integrating major facets of our organization in order to improve planning, development, processes, sales, human resources management and other applications as they affect our evolving business model. Stabilizing this environment includes executing new processes and procedures. Any failure(s) during the stabilization process of this replacement ERP solution to maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Given the difficulties inherent in the design and operation of internal controls over a replacement ERP system implementation, we can provide no assurance as to our, or our independent registered public accounting firm’s conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Ineffective internal controls could subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could have a material effect on our balance sheet, revenue and results of operations, and could require a significant expenditure of time, attention and resources, especially by senior management.

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

Recently enacted U.S. federal income tax legislation provides for certain changes to the taxation of individuals, including, a reduction in the maximum marginal income tax rate for individuals and a new individual deduction relating to certain income from partnerships. Although the recently enacted legislation did not impact our treatment as a partnership for U.S. federal income tax purposes, many of the provisions in the legislation, including the reduction in individual income tax rates and the deduction related to certain income from partnerships, are temporary and, without additional legislation, will sunset on December 31, 2025. We are unable to predict such additional legislation or any other tax-related proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. and could negatively impact the value of an investment in our common units.

In addition, Treasury Regulations under Section 7704(d)(1)(E) of the Code interpret the scope of the qualifying income requirement for publicly traded partnerships by providing industry-specific guidance. We believe the income that we treat as qualifying satisfies the requirements under these regulations. However, there are no assurances that the regulations will not be revised to take a position that is contrary to our interpretation of current law.
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
If our unitholders sell their common units, they will recognize a gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income result in a decrease in their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the units they sell will, in effect, become taxable income to them if they sell such units at a price greater than their tax basis in those units, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation, depletion or certain other expense deductions and certain other items. In addition, because the amount realized includes a unitholder’s share of our liabilities, if they sell their units, they may incur a tax liability in excess of the amount of cash they receive from the sale.
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
Non-U.S. persons are generally taxed and subject to U.S. federal income tax filing requirements on income effectively connected with a U.S. trade or business. Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a common unit will also be subject to federal income tax on the gain realized from the sale or disposition of that unit.
Recently enacted legislation also imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been temporarily suspended by the IRS until regulations or other guidance have been issued. It is not clear when or if such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our common units.
If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted and our cash flow available for distribution to our unitholders might be substantially reduced.
The IRS may adopt positions that differ from the conclusions of our counsel or from the positions we take, and the IRS’s position may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of our counsel’s conclusions or the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of our counsel’s conclusions or the positions we take. Any contest by the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.
Pursuant to legislation applicable for partnership tax years beginning after 2017, if the IRS makes audit adjustments to our partnership tax returns, it may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS in the year in which the audit is completed or, if we are eligible, issue a revised information statement to each current and former unitholder with respect to an audited and adjusted partnership tax return. Although our general partner may elect to have our current and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if the unitholders did not own units in us during the tax year under audit.

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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our common units based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although Treasury Regulations allow publicly traded partnerships to use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders, such tax items must be prorated on a daily basis and these regulations do not specifically authorize all aspects of our proration method. If the IRS were to successfully challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.
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

A successful IRS challenge to these methods or allocations could adversely affect the timing, character or amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
As a result of investing in our common units, our unitholders may become subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.
In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including state and local income taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if they do not live in any of those jurisdictions. Further, unitholders may be subject to penalties for failure to comply with those requirements. As we make acquisitions or expand our business, we may own assets or conduct business in additional states or foreign jurisdictions that impose a personal income tax. It is a unitholder’s responsibility to file all applicable U.S. federal, foreign, state and local tax returns.

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
Ciner Corp leases 21,688 square feet of office space for its headquarters in Atlanta, Georgia.
We believe that the size of our facilities is adequate for our current and anticipated needs.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE under the symbol “CINR.” As of March 1, 2019, Ciner Holdings owned 14,551,000 common units. The closing sales price of our common units on NYSE on March 1, 2019 was $24.77. Ciner Holdings has approximately 74% ownership interest in us and the public owned 5,193,301 common units which constitutes an approximately 26% ownership interest in us. There are 18 record holders of our outstanding common units as of March 1, 2019.
The following table sets forth, for the periods indicated, the range of the high and low sales prices of our common units and cash distributions declared per unit.

	Sales Price per Common Units		Quarterly Cash Distribution Declared per Unit	Distribution Date	Record Date
Quarter Ended	High	Low
2018
Fourth Quarter	$27.70	$19.75	$0.567	2/28/2019	2/11/2019
Third Quarter	28.36	26.20	0.567	11/20/2018	11/5/2018
Second Quarter	27.89	24.37	0.567	8/20/2018	8/6/2018
First Quarter	28.76	25.74	0.567	5/21/2018	5/7/2018

2017
Fourth Quarter	$26.25	$24.16	$0.567	2/27/2018	2/12/2018
Third Quarter	27.97	23.57	0.567	11/20/2017	11/6/2017
Second Quarter	29.30	27.00	0.567	8/21/2017	8/7/2017
First Quarter	32.22	27.23	0.567	5/15/2017	5/1/2017
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

Any distributions we make will be characterized as made from “operating surplus” or “capital surplus.” Distributions of available cash from operating surplus are made differently than distributions of available cash that we would make from capital surplus. Operating surplus distributions will be made first to our unitholders. If our quarterly distributions exceed the first target distribution level described below, then operating surplus distributions will also be made to the holder of our incentive distribution rights (“IDRs”). We do not anticipate that we will make any distributions from capital surplus. If we do make any capital surplus distribution, however, we will distribute such amount pro rata to all unitholders. The holder of the IDRs would generally not participate in any capital surplus distributions with respect to those rights.
In determining operating surplus and capital surplus, we will only take into account our proportionate share of our interest in our consolidated subsidiaries, so long as they are not wholly owned, as well as our proportionate share of entities accounted for under the equity method.
Operating Surplus
We define operating surplus as:
•$20.0 million; plus
•all of our cash receipts, including amounts received by us from OCI Enterprises under the Omnibus Agreement for periods prior to the consummation of Ciner Enterprises’ indirect acquisition of approximately 72% limited partner interests in us, as well as, our approximate 2.0% general partner interest and all of our incentive distribution rights (the “Transaction”), and, Ciner Corp under the Service Agreement for periods subsequent to the consummation of the Transaction, in each case, to the extent such amounts offset operating expenditures or lost revenue, and excluding cash from interim capital transactions (as defined below) and, under certain circumstances, the termination of hedge contracts; plus
•working capital borrowings, if any, made after the end of a period but on or before the date of determination of operating surplus for the period; plus
•cash distributions paid in respect of equity issued (including incremental distributions on IDRs), to finance all or a portion of replacement, improvement or expansion capital expenditures in respect of the period from such financing until the earlier to occur of (1) the date the related capital improvement commences commercial service and (2) the date that it is abandoned or disposed of; plus
•cash distributions paid in respect of debt or equity issued (including incremental distributions on IDRs) to pay the construction period interest on debt incurred, or to pay construction period distributions on equity issued, to finance the expansion capital expenditures referred to above, in each case, in respect of the period from such financing until the earlier to occur of (1) the date the capital asset is placed in service and (2) the date that it is abandoned or disposed of; less
•all of our operating expenditures (as defined below); less
•the amount of cash reserves or our proportionate share of cash reserves in the case of subsidiaries that are not wholly owned established by our general partner to provide funds for future operating expenditures; less
•all working capital borrowings not repaid within twelve months after having been incurred, or repaid within such twelve-month period with the proceeds of additional working capital borrowings; less
•any cash loss realized on disposition of an investment capital expenditure.
We will include in operating surplus, when collected, cash receipts equal to our proportionate share of accounts receivable that are retained by Ciner Corp.
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
Quarterly Distributions
On January 31, 2019, the Partnership declared its fourth quarter 2018 quarterly distribution. The quarterly cash distribution of $0.567 per unit was paid on February 28, 2019 to unitholders of record on February 11, 2019.
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
During the three months ended December 31, 2018, the Partnership did not repurchase any of its equity securities.
Item 6. Selected Financial Data
The following table provides selected historical financial data of the Partnership for the periods and as of the dates indicated. The financial data provided should be read in conjunction with management’s discussion and analysis of financial condition and results of operations and our audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Statement of operations data:	For the years ended December 31,
($ in millions, except per unit data)	2018	2017	2016	2015	2014
Results of Operations:
Net sales	$486.7	$497.3	$475.2	$486.4	$465.0
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	355.0	356.7	335.6	332.4	325.3
Depreciation, depletion and amortization expense	28.4	27.1	26.1	23.7	22.4
Selling, general and administrative expenses	24.5	22.4	23.3	20.0	20.3
Impairment and loss on disposal of assets, net	—	1.6	0.3	0.2	1.0
Litigation settlement gain	(27.5)	—	—	—	—
Operating income	106.3	89.5	89.9	110.1	96.0
Total interest and other income/(expense), net	(3.3)	(3.1)	(3.6)	(3.9)	(4.1)
Net income	$103.0	$86.4	$86.3	$106.2	$91.9
Net income attributable to non-controlling interest	53.1	44.8	44.9	54.7	47.4
Net income attributable to Ciner Resources LP	$49.9	$41.6	$41.4	$51.5	$44.5
Net income per limited partner unit:
Net income per limited partner unit (basic)	$2.48	$2.08	$2.08	$2.58	$2.23
Net income per limited partner unit (diluted)	$2.48	$2.07	$2.08	$2.58	$2.23
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.6	19.6	19.6	19.6
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.6	19.6	19.6
Cash distribution declared per unit	$2.27	$2.27	$2.27	$2.19	$2.06
Adjusted EBITDA (1)	$136.5	$120.1	$116.5	$133.9	$120.5
Distributable cash flow	$58.4	$52.0	$50.4	$56.8	$53.5
Distribution coverage ratio	1.28	1.14	1.10	1.27	1.29

(1)
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

Balance sheet data (at period end):	As of December 31,
($ in millions)	2018	2017	2016	2015	2014
Total assets	$434.6	$453.2	$413.1	$423.2	$447.4
Long-term debt	99.0	138.0	89.4	110.0	145.0
Partners’ capital attributable to Ciner Resources LP	153.9	148.4	153.3	156.0	147.6
Non-controlling interests	106.2	99.8	105.9	107.2	100.9
Total equity	260.1	248.2	259.2	263.2	248.5

Cash flow data (at period end):
($ in millions)	For the years ended December 31,
Cash provided by (used in):	2018	2017	2016	2015	2014
Operating activities	$162.2	$79.3	$128.3	$150.2	$106.1
Investing activities (primarily capital expenditures)	(39.4)	(24.7)	(25.3)	(35.7)	(27.2)
Financing activities	(142.8)	(44.1)	(103.7)	(125.1)	(94.8)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References
References in this Annual Report on Form 10-K (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary, Ciner Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Ciner Wyoming.” References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is currently sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”), which is an affiliate for export sales.
You should read the following management's discussion and analysis of financial condition and results of operations in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report.
Overview
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes to consolidated financial statements included elsewhere in this Report. The following discussion and analysis contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Our actual results and financial condition may differ materially from those implied or expressed by these forward-looking statements. Please read “Cautionary Statement Concerning Forward-Looking Statements” and the risk factors discussed in Item 1A " Risk Factors" of this Report.

We are a Delaware limited partnership formed by Ciner Holdings to own a 51% membership interest in, and to operate the trona ore mining and soda ash production business of, Ciner Wyoming. Ciner Wyoming is currently one of the world’s largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners L.P. ("NRP") currently owns a 49% membership interest in Ciner Wyoming.
Recent Developments

Notice to Terminate Membership in ANSAC

On November 9, 2018, we were informed that Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash. The effective termination date is expected to be December 31, 2021 (the”ANSAC Termination Date”). ANSAC was our largest customer for the years ended December 31, 2018, 2017 and 2016, accounting for 52.0%, 44.7% and 55.2%, respectively, of our net sales. Although ANSAC has been our largest customer for the years ended December 31, 2018, 2017, and 2016, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash, and therefore we anticipate being able to find export customers regardless of our membership status. Between now and the ANSAC Termination Date Ciner Corp will continue to have full ANSAC membership benefits and services. After the termination period, Ciner Corp will begin marketing soda ash directly into international markets that are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe by combining our volumes with Ciner Group’s soda ash exports from Turkey, our withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group soda ash operations, which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally. The ANSAC agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of December 31, 2018, we have not recognized an asset or liability related to the exit from ANSAC as such an amount is not currently probable or estimable. Please read “Risk Factors-Risks Inherent in our Business and Industry-“A significant portion of our historical international sales of soda ash have been to ANSAC, and therefore Ciner Corp’s decision to terminate its membership in ANSAC could adversely affect our ability to compete in certain international markets, materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.”

Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices we and other producers charge for our products.
Demand for soda ash in the United States is driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Because the United States is a well-developed market, we expect that domestic demand levels will remain stable for the near future. Because future U.S. capacity growth is expected to come from the four major producers in the Green River Basin, we also expect that U.S. supply levels will remain relatively stable in the near term.
Soda ash demand in international markets has continued to grow in conjunction with GDP. We expect that future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets.
Sales Mix
We will adjust our sales mix based upon what is the best margin opportunity for the business between domestic and international. Our operations have been and continue to be sensitive to fluctuations in freight and shipping costs and changes in international prices, which have historically been more volatile than domestic prices. Our gross profit will be impacted by the mix of domestic and international sales as a result of changes in logistics costs and our average selling prices.
International Commercial Restructuring and Expansion
After the ANSAC Termination Date, we expect Ciner Corp will begin marketing soda ash directly into international markets that are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe by combining our volumes with Ciner Group’s soda ash exports from Turkey, our withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group soda ash operations, which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. In addition, we have begun installation of a new electricity/steam co-generation facility that is estimated to reduce our electricity spend by roughly one-third per year. We expect to commence operations of the co-generation facility in the second half of 2019.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio for the years ended December 31, 2018, 2017 and 2016, was 1.54: 1.0; 1.50: 1.0 and 1.50: 1.0, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Delivered costs to most domestic customers and ANSAC primarily relates to rail freight services. Some domestic customers may elect to arrange their own freight and logistic services. Delivered costs to non-ANSAC international customers primarily consists of both rail freight services to the port of embarkation and the additional ocean freight to the port of disembarkation.
Union Pacific is our largest provider of domestic rail freight services and accounted for 78.6%, 74.3% and 83.1% of our total freight costs for the years ended December 31, 2018, 2017 and 2016, respectively. The increase in the percentage of freight that is related to Union Pacific is due to a greater portion of sales to domestic customers and ANSAC primarily consisting of only rail freight services. During 2017, freight charges included ocean freight charges related to sales to Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”) which were not a contributor to our total freight costs during the year ended December 31, 2018 as the previous contract with CIDT concluded in the 2017 year. Our transportation agreement with Union Pacific expires on December 31, 2019, and there can be no assurance that it will be renewed on terms favorable to us or at all. Please read “Risk Factors-Risks Inherent in our Business and Industry-“For the year ended December 31, 2018, approximately 93.5% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2019. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.” If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail lined during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the years ended December 31, 2018, 2017 and 2016, we had no shortfall payments and do not expect such payments in the future.
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
In November 2016, Ciner Corp, on behalf of Ciner Wyoming, entered into a soda ash sales agreement with CIDT to sell soda ash to markets not served by ANSAC. In 2017, sales to CIDT include the cost of rail freight to the port of embarkation and the additional ocean freight to the port of disembarkation. There were no sales to CIDT during the year ended December 31, 2018, as the contract terminated in 2017.

Cost of products sold
Expenses relating to employee compensation, energy, including natural gas and electricity, royalties and maintenance materials constitute the greatest components of cost of products sold. These costs generally increase in line with increases in sales volume.
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $6.00. The average monthly Henry Hub natural gas settlement prices for the years ended December 31, 2018 and 2017, were $3.17 and $2.99 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
Employee Compensation. See Item 8, Financial Statements and Supplementary Data—Note 11, “Employee Compensation,” for information on the various plans.
Royalties. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company, LLC (“RSRC”), an affiliate of Anadarko Petroleum, which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.

The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with RSRC, LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) revise the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the net sales of such sodium mineral products.
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

The following tables set forth our results of operations for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
($ in millions; except for operating and other data section)	2018	2017	2016
Net sales	$486.7	$497.3	$475.2
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	215.9	211.0	216.0
Depreciation, depletion and amortization expense	28.4	27.1	26.1
Freight costs	139.1	145.7	119.6
Total cost of products sold	383.4	383.8	361.7
Gross profit	103.3	113.5	113.5
Operating expenses:
Selling, general and administrative expenses	24.5	22.4	23.3
Impairment and loss on disposal of assets, net	—	1.6	0.3
Litigation settlement gain	(27.5)	—	—
Total operating expenses	(3.0)	24.0	23.6
Operating income	106.3	89.5	89.9
Other income/(expenses):
Interest income	1.9	1.7	—
Interest expense	(5.1)	(4.6)	(3.6)
Other - net	(0.1)	(0.2)	—
Total other expense, net	(3.3)	(3.1)	(3.6)
Net income	$103.0	$86.4	$86.3
Net income attributable to non-controlling interest	53.1	44.8	44.9
Net income attributable to Ciner Resources LP	$49.9	$41.6	$41.4

Operating and Other Data:
Trona ore consumed (thousands of short tons)	4,018.3	4,001.3	4,050.4
Ore to ash ratio(1)	1.54: 1.0	1.50: 1.0	1.50: 1.0
Ore grade(2)	85.8%	88.4%	87.5%
Soda ash volume produced (thousands of short tons)	2,613.4	2,666.9	2,695.3
Soda ash volume sold (thousands of short tons)	2,613.2	2,705.4	2,735.7
Adjusted EBITDA(3)	$136.5	$120.1	$117.1

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.

(3)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations

The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions, except per ton data)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Net sales:
Domestic	$233.4	$192.8	$192.6	21.1%	0.1%
International	253.3	304.5	282.6	(16.8)%	7.7%
Total net sales	$486.7	$497.3	$475.2	(2.1)%	4.7%
Sales volumes (thousands of short tons):
Domestic (thousands of short tons)	1,057.1	877.4	888.3	20.5%	(1.2)%
International (thousands of short tons)	1,556.1	1,828.0	1,847.4	(14.9)%	(1.1)%
Total soda ash volume sold (thousands of short tons)	2,613.2	2,705.4	2,735.7	(3.4)%	(1.1)%
Average sales price (per short ton):
Domestic	$220.79	$219.74	$216.77	0.5%	1.4%
International	$162.78	$166.58	$152.99	(2.3)%	8.9%
Average	$186.25	$183.82	$173.70	1.3%	5.8%
Percent of net sales:
Domestic sales	48.0%	38.8%	40.5%	23.7%	(4.2)%
International sales	52.0%	61.2%	59.5%	(15.0)%	2.9%
Total percent of net sales	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	40.5%	32.4%	32.5%	25.0%	(0.3)%
International volume	59.5%	67.6%	67.5%	(12.0)%	0.1%
Total percent of volume sold	100.0%	100.0%	100.0%

2018 compared to 2017
Consolidated Results
Net sales. Net sales decreased by 2.1% to $486.7 million for the twelve months ended December 31, 2018 from $497.3 million for the twelve months ended December 31, 2017, driven by a decrease in soda ash volumes sold of 3.4% primarily as a result of unexpected equipment repairs needed, which were resolved during our second quarter, as well as lower production volume in the third quarter primarily due to ore grade degradation. The decrease in international sales prices was driven by the absence of international sales to CIDT in 2018. During 2017, international average sales prices reflected the increase in freight costs driven by export sales volume to CIDT.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased slightly to $383.4 million for the twelve months ended December 31, 2018 from $383.8 million for the twelve months ended December 31, 2017, primarily due to a decrease in freight costs of 4.5% to $139.1 million for the twelve months ended December 31, 2018, compared to $145.7 million for the twelve months ended December 31, 2017. The decrease in freight costs was driven by no export sales volumes to CIDT during the twelve months ended December 31, 2018 compared to the prior year in addition to lower volumes sold compared to the prior year. The decrease in freight costs was partially offset by an increase in employee compensation, medical claims, as well as higher plant consulting fees, for the twelve months ended December 31, 2018 compared to the prior year.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 9.4% to $24.5 million for the twelve months ended December 31, 2018, compared to $22.4 million for the twelve months ended December 31, 2017. The primary drivers for the increase were higher annual selling and administrative fees relating to our affiliate, ANSAC, which directly correlates with the volume we sell to ANSAC, higher employee compensation expenses and higher expenses from our Enterprise Resource Planning (“ERP”) implementation project.
Litigation settlement gain. During the twelve months ended December 31, 2018 we recognized $27.5 million gain related to the settlement of an action initially filed against RSRC in 2016, related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018.

Operating income. As a result of the foregoing and primarily due to the litigation settlement, operating income increased by 18.8% to $106.3 million for the twelve months ended December 31, 2018, compared to $89.5 million for the twelve months ended December 31, 2017.
Net income. As a result of the foregoing, net income increased by 19.2% to $103.0 million for the twelve months ended December 31, 2018, compared to $86.4 million for the twelve months ended December 31, 2017.

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
Cost of products sold. Cost of products sold, including freight costs, depreciation, depletion and amortization expense, increased by 6.1% to $383.8 million for the twelve months ended December 31, 2017 from $361.7 million for the twelve months ended December 31, 2016, primarily due to an increase in freight costs of 21.8% to $145.7 million for the twelve months ended December 31, 2017, compared to $119.6 million for the twelve months ended December 31, 2016. The increase in freight costs was driven by higher non-ANSAC export sales volumes, primarily to CIDT. The higher incremental freight costs on non-ANSAC export sales is also reflected in the higher average international sales price. In the twelve months ended December 31, 2016, international sales primarily consisted of transactions to ANSAC. During the twelve months ended December 31, 2017, we also had higher maintenance expense that was partially offset by lower employee benefit costs, primarily resulting from changes to our postretirement plan.
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
Our sources of liquidity include:
•cash generated from our operations;
•Approximately $126.0 million ($225.0 million, less $99.0 million outstanding) is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of December 31, 2018, subject to availability; during the twelve months ended December 31, 2018, we had borrowings of $104.0 million under the Ciner Wyoming Credit Facility, offset by repayments of $143.0 million as well as $11.4 million of repayments on other long-term debt; and

•$10.0 million available for borrowing under the Ciner Resources Credit Facility as of December 31, 2018, subject to availability.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility. We are currently considering plans to increase maintenance and expansion capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to increase our operating income and operational capacity needs at the Wyoming facility. The amount, timing and classification of any such capital expenditures could affect the amount of cash that is available to be distributed to our unitholders. In addition, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
In addition, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
On January 31, 2019, the Partnership declared a cash distribution approved by the board of directors of our general partner. The cash distribution for the fourth quarter of 2018 of $0.567 per unit was paid on February 28, 2019 to unitholders of record on February 11, 2019. See Part II, Item 8, Financial Statements and Supplementary Data - Note 3, “Net income per unit and cash distribution”, for more information.
We intend to pay a quarterly distribution to unitholders of record, to the extent we have sufficient cash from our operations after establishment of cash reserves, funding of any acquisitions and expansion capital expenditures and payment of fees and expenses, including payments to our general partner and its affiliates.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of December 31, 2018, we had a working capital balance of $76.9 million as compared to a working capital balance of $127.7 million as of December 31, 2017. The decrease in our working capital balance was primarily due to a decrease in due-from affiliates, as a result of payments made to the Partnership by CIDT. Proceeds from due from affiliates were used to reduce debt during the year ended December 31, 2018.
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
The following table below summarizes our capital expenditures, on an accrual basis:

	Years Ended December 31,
($ in millions)	2018	2017	2016
Maintenance	$15.1	$11.1	$10.7
Expansion	37.3	10.8	15.5
Total	$52.4	$21.9	$26.2

We are currently planning to increase maintenance and expansion capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to increase our operating income and operational reliability. The increase in expansion capital expenditures during the year ended December 31, 2018 as compared to the same period ended 2017 was driven by starting phase one of our co-generation facility and the execution of our ERP implementation project. Looking ahead, we are evaluating our investment plans to not only improve the sustainability of our existing assets, but also to increase production levels up to at least 3 million tons of soda ash per year. We intend to maintain our disciplined financial policy with a conservative capital structure. Improving operating performance should give us more flexibility to use a balanced approach of both operating cash flow and debt to fund these investments.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,			Percent Increase/(Decrease)
($ in millions)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Cash provided by (used in):
Operating activities	$162.2	$79.3	$128.3	104.5%	(38.2)%
Investing activities	(39.4)	(24.7)	(25.3)	59.5%	(2.4)%
Financing activities	(142.8)	(44.1)	(103.7)	223.8%	(57.5)%

Operating Activities
Our operating activities during the twelve months ended December 31, 2018 provided cash of $162.2 million, an increase of 104.5% from the $79.3 million of cash provided during the twelve months ended December 31, 2017, primarily as a result of the following:

•
$28.4 million of working capital provided by operating activities during the twelve months ended December 31, 2018, as compared to $37.8 million of working capital used in operating activities during the twelve months ended December 31, 2017. The $66.2 million increase in working capital provided by operating activities was primarily due to the $28.2 million decrease in due-from affiliates compared to a $37.7 million increase in 2017.

Investing Activities
We used cash flows of $39.4 million in investing activities during the twelve months ended December 31, 2018, compared to $24.7 million during the twelve months ended December 31, 2017, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $142.8 million during the twelve months ended December 31, 2018 increased by 223.8% over the prior-year, largely due to net repayments of long-term debt of $50.4 million during the twelve months ended December 31, 2018 compared to the $50.3 million in net borrowings and debt issuance costs during the twelve months ended December 31, 2017, partly offset by, the decrease in distributions paid during the twelve months ended December 31, 2018 of $92.1 million compared to the twelve months ended December 31, 2017 of $94.4 million.

Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

($ in millions)	As of and for the quarter ended	As of and for the year ended	As of and for the year ended	As of and for the year ended
	December 31, 2018		December 31, 2017	December 31, 2016
Short-term borrowings from banks:
Outstanding amount at period ending	$99.0	$99.0	$138.0	$78.0
Weighted average interest rate at period ending(1)	4.11%	4.11%	2.99%	3.00%
Average daily amount outstanding for the period	$110.4	$118.8	$112.5	$81.5
Weighted average daily interest rate for the period(1)	4.02%	2.60%	3.03%	3.04%
Maximum month-end amount outstanding during the period	$116.5	$137.0	$142.0	$88.5

(1)Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of December 31, 2018, the interest rate swap contracts had an aggregate notional value of $50.0 million.
Debt
See Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt”, for details of our outstanding debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2018:

	Payments Due by Period
	2019	2020	2021	2022	2023	Thereafter	Total
($ in millions)
Long-term debt	$—	$—	$—	$99.0	$—	$—	$99.0
Purchase obligations (1)	25.1	19.6	13.8	8.8	7.7	3.8	78.8
Interest payments (2)	4.0	4.0	4.0	4.0	2.3	—	18.3
Lease obligations (3)	0.1	0.1	0.1	0.1	0.1	1.3	1.8
Asset retirement Obligation (4)	—	—	—	—	—	145.1	145.1
Total	$29.2	$23.7	$17.9	$111.9	$10.1	$150.2	$343.0

(1) Purchase obligations primarily include agreement to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term utility contracts with various terms extending through 2023. These commitments are designed to assure source of supply for our normal requirements. The amounts include physical and financial natural gas hedge commitments, as well as, purchase obligations under a contract for the transportation of gas, which may be cancelled by either upon 12 months’ advance written notice to the other party.
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2018.
(3) Minimum contractual rental commitments of various operating leases, including renewal periods. Not included in the table above are the operating lease contracts that Ciner Corp, typically enters into with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Ciner Corp's obligation related to these rail car leases are $11.1 million in 2019, $8.5 million in 2020, $6.0 million in 2021, $3.8 million in 2022, $1.4 million in 2023 and $4.7 million in 2024 and thereafter.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Year Ended December 31,
($ in millions, except per unit data)	2018	2017	2016
Reconciliation of Adjusted EBITDA to net income:
Net income	$103.0	$86.4	$86.3
Add backs:
Depreciation, depletion and amortization expense	28.4	27.1	26.1
Asset impairment charges	—	1.6	—
Interest expense, net	3.2	2.9	3.6
Restructuring charges and other, net (included in selling, general and administrative expense)	0.1	0.8	0.5
Equity-based compensation expense	1.8	1.3	0.6
Adjusted EBITDA	136.5	120.1	117.1
Less: Adjusted EBITDA attributable to non-controlling interest	68.3	60.4	59.3
Adjusted EBITDA attributable to Ciner Resources LP	$68.2	$59.7	$57.8

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$68.2	$59.7	$57.8
Less: Cash interest expense, net attributable to Ciner Resources LP	2.2	1.8	1.6
Less: Maintenance capital expenditures attributable to Ciner Resources LP	7.6	5.9	5.8
Distributable cash flow attributable to Ciner Resources LP	$58.4	$52.0	$50.4

Cash distribution declared per unit	$2.268	$2.268	$2.265
Total distributions to unitholders and general partner	$45.7	$45.6	$45.4
Distribution coverage ratio	1.28	1.14	1.10

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$162.2	$79.3	$128.3
Add/(less):
Amortization of long-term loan financing	(0.3)	(0.4)	(0.4)
Net change in working capital	(28.4)	37.8	(14.2)
Interest expense, net	3.2	2.9	3.6
Restructuring charges and other, net (included in selling, general and administrative expense)	0.1	0.8	—
Other non-cash items	(0.3)	(0.3)	(0.2)
Adjusted EBITDA	136.5	120.1	117.1
Less: Adjusted EBITDA attributable to non-controlling interest	68.3	60.4	59.3
Adjusted EBITDA attributable to Ciner Resources LP	68.2	59.7	57.8
Less: Cash interest expense, net attributable to Ciner Resources LP	2.2	1.8	1.6
Less: Maintenance capital expenditures attributable to Ciner Resources LP	7.6	5.9	5.8
Distributable cash flow attributable to Ciner Resources LP	$58.4	$52.0	$50.4

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions regarding matters that are inherently uncertain and that ultimately affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. The estimates and assumptions are based on management’s experience and understanding of current facts and circumstances. These estimates may differ from actual results. Certain of our accounting policies are considered critical, as they are both important to reflect our financial position and results of operations and require significant or complex judgment on the part of management. Our significant accounting policies are disclosed in Item 8, "Financial Statements and Supplementary Data - Note 2 , “Summary of Significant Accounting Policies.”

Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Part II, Item 8. "Financial Statements and Supplementary Data" - Note 2 - Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.

Supplementary Selected Quarterly Financial Data
The following is selected unaudited condensed consolidated data for Ciner Resources LP for the quarters indicated:

($ in millions, except per unit data)	Q4 -18	Q3 -18	Q2 -18	Q1 -18	Q4 -17	Q3 -17	Q2 -17	Q1 -17
Net sales	$132.2	$123.4	$109.9	$121.2	$128.5	$122.5	$119.7	$126.6
Cost of products sold	96.9	97.3	96.0	93.2	95.2	95.0	95.5	98.1
Gross profit	35.3	26.1	13.9	28.0	33.3	27.5	24.2	28.5
Operating expenses	5.6	6.1	(21.1)	6.4	5.8	7.3	5.8	5.1
Operating income	29.7	20.0	35.0	21.6	27.5	20.2	18.4	23.4
Interest and other income/(expense), net	(1.1)	(1.0)	(0.5)	(0.7)	(0.3)	(0.9)	(0.9)	(1.0)
Net income	28.6	19.0	34.5	20.9	27.2	19.3	17.5	22.4
Net income attributable to non-controlling interest	14.6	10.0	17.7	10.8	13.9	10.1	9.3	11.5
Net income attributable to Ciner Resources LP	$14.0	$9.0	$16.8	$10.1	$13.3	$9.2	$8.2	$10.9

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,077.0	1,004.8	899.1	1,059.3	1,059.3	1,025.0	933.2	983.9
Ore to ash ratio(1)	1.52: 1.0	1.53: 1.0	1.55: 1.0	1.55: 1.0	1.53: 1.0	1.51: 1.0	1.45: 1.0	1.51: 1.0
Ore grade(2)	85.6%	85.1%	86.1%	86.0%	87.7%	88.6%	88.7%	88.4%
Soda ash volume produced (thousands of short tons)	708.8	656.5	579.0	692.4	692.4	680.0	643.0	651.5
Soda ash volume sold (thousands of short tons)	704.4	656.6	584.6	706.7	706.7	676.6	651.3	670.8

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$0.70	$0.44	$0.83	$0.67	$0.67	$0.46	$0.41	$0.54

Common - Public and Ciner Holdings (diluted)	$0.70	$0.44	$0.83	$0.67	$0.66	$0.46	$0.41	$0.54

Limited partner units outstanding:
Weighted average common units outstanding (basic)	19.7	19.7	19.7	19.6	19.6	19.7	19.7	19.7

Weighted average common units outstanding (diluted)	19.7	19.7	19.7	19.6	19.7	19.7	19.7	19.7

Cash distribution declared per unit	$0.567	$0.567	$0.567	$0.567	$0.567	$0.567	$0.567	$0.567

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.
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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2018 was $99.0 million (as of December 31, 2017: $149.4 million). This debt had a weighted average interest rate, inclusive of designated interest rate swap contracts, of 4.11% as of December 31, 2018 (as of December 31, 2017: 2.99%). Based on the variable rate debt in our debt instruments as of December 31, 2018, a change in interest rate of 1% would result in an increase or a decrease of our annual interest expense of approximately $1.2 million.
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million as of December 31, 2018 and have various maturities through 2022. The fair value liability of these interest rate swaps were $0.3 million as of December 31, 2018. Our previous interest rate swap contracts, with an aggregate notional value of $70.0 million as of December 31, 2017, expired on July 18, 2018.
Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations.
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Enstor. The purchase price we pay does not include the cost of transportation so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. We can give no assurance that we will continue this practice. Historically, we have taken physical delivery under our physical gas contract and we intend to take physical delivery in the future. In addition, to manage our exposure to fluctuating natural gas prices, we enter into financial gas forward purchase contracts. We generally designate our financial gas forward contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The aggregate notional value of our financial gas forward purchase contracts as of December 31, 2018 was $41.2 million and net fair value liability of $7.4 million. As of December 31, 2017, the aggregate notional value and fair value liability were $37.0 million and $7.2 million, respectively.
ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) (United States), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2019 expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 8, 2019

We have served as the Partnership’s auditor since 2008.

CINER RESOURCES LP CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10.2	$30.2
Accounts receivable -affiliates	70.1	98.3
Accounts receivable, net	36.9	34.2
Inventory	22.3	19.8
Other current assets	2.0	1.8
Total current assets	141.5	184.3
Property, plant and equipment, net	266.7	249.3
Other non-current assets	26.4	19.6
Total assets	$434.6	$453.2
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$—	$11.4
Accounts payable	17.6	14.5
Due to affiliates	2.6	3.0
Accrued expenses	44.4	27.7
Total current liabilities	64.6	56.6
Long-term debt	99.0	138.0
Other non-current liabilities	10.9	10.4
Total liabilities	174.5	205.0
Commitments and Contingencies (See Note 14)
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at December 31, 2018 and December 31, 2017)	153.8	148.3
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at December 31, 2018 and December 31, 2017)	3.9	3.8
Accumulated other comprehensive loss	(3.8)	(3.7)
Partners’ capital attributable to Ciner Resources LP	153.9	148.4
Non-controlling interest	106.2	99.8
Total equity	260.1	248.2
Total liabilities and partners’ equity	$434.6	$453.2
See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per unit data)	2018	2017	2016
Net sales:
Sales - affiliates	$253.3	$304.5	$271.2
Sales - others	233.4	192.8	204.0
Total net sales	486.7	497.3	475.2
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	215.9	211.0	216.0
Depreciation, depletion and amortization expense	28.4	27.1	26.1
Freight costs	139.1	145.7	119.6
Total cost of products sold	383.4	383.8	361.7
Gross profit	103.3	113.5	113.5
Operating expenses:
Selling, general and administrative expenses—affiliates	17.6	16.9	18.7
Selling, general and administrative expenses—others	6.9	5.5	4.6
Impairment and loss on disposal of assets, net	—	1.6	0.3
Litigation settlement gain	(27.5)	—	—
Total operating expenses	(3.0)	24.0	23.6
Operating income	106.3	89.5	89.9
Other income/(expenses):
Interest income	1.9	1.7	—
Interest expense	(5.1)	(4.6)	(3.6)
Other - net	(0.1)	(0.2)	—
Total other expense, net	(3.3)	(3.1)	(3.6)
Net income	$103.0	$86.4	$86.3
Net income attributable to non-controlling interest	53.1	44.8	44.9
Net income attributable to Ciner Resources LP	$49.9	$41.6	$41.4
Other comprehensive income/(loss):
Income (loss) on derivative financial instruments	(0.2)	(4.0)	0.9
Comprehensive income	102.8	82.4	87.2
Comprehensive income attributable to non-controlling interest	53.0	42.9	45.3
Comprehensive income attributable to Ciner Resources LP	$49.8	$39.5	$41.9

Net income per limited partner unit:
Net income per limited partner unit (basic)	$2.48	$2.08	$2.08
Net income per limited partner unit (diluted)	$2.48	$2.07	$2.08
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.6	19.6
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.6
  See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2018	2017	2016
Cash flows from operating activities:
Net income	$103.0	$86.4	$86.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	28.7	27.5	26.5
Impairment and loss on disposal of assets, net	—	1.6	0.3
Equity-based compensation expense	1.8	1.3	0.6
Other non-cash items	0.3	0.3	0.4
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	(2.7)	0.2	0.4
Accounts receivable - affiliates	28.2	(37.7)	2.4
Inventory	(3.0)	0.5	7.0
Other current and other non-current assets	(0.2)	(0.2)	0.2
Increase/(decrease) in:
Accounts payable	2.4	1.7	1.1
Due to affiliates	(0.4)	(1.2)	(0.4)
Accrued expenses and other liabilities	4.1	(1.1)	3.5
Net cash provided by operating activities	162.2	79.3	128.3
Cash flows from investing activities:
Capital expenditures	(39.4)	(24.7)	(25.3)
Net cash used in investing activities	(39.4)	(24.7)	(25.3)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	104.0	88.5	15.0
Repayments on Ciner Wyoming credit facility	(143.0)	(28.5)	(27.0)
Repayments on other long-term debt	(11.4)	(8.6)	—
Debt issuance costs	—	(1.1)	—
Common units surrendered for taxes	(0.3)	—	—
Distributions to common unitholders	(44.6)	(44.5)	(22.2)
Distributions to subordinated unitholders	—	—	(22.0)
Distributions to general partner	(0.9)	(0.9)	(0.9)
Distributions to non-controlling interest	(46.6)	(49.0)	(46.6)
Net cash used in financing activities	(142.8)	(44.1)	(103.7)
Net increase/(decrease) in cash and cash equivalents	(20.0)	10.5	(0.7)
Cash and cash equivalents at beginning of year	30.2	19.7	20.4
Cash and cash equivalents at end of year	$10.2	$30.2	$19.7
Supplemental disclosure of cash flow information:
Interest paid during the year	$5.1	$4.1	$3.2

Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$14.0	$1.0	$3.9
 See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF EQUITY

	Limited Partners
	Common Units	Subordinated Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Noncontrolling Interests	Total Equity
(In millions)
Balance at January 1, 2016	$110.8	$43.3	$4.0	$(2.1)	$156.0	$107.2	$263.2
Partnership net income	25.2	15.4	0.8	—	41.4	44.9	86.3
Other comprehensive income/(loss)	—	—	—	0.5	0.5	0.4	0.9
Equity-based compensation plan activity	0.5	—	—	—	0.5	—	0.5
Distributions	(22.2)	(22.0)	(0.9)	—	(45.1)	(46.6)	(91.7)
Conversion of subordinated units to common units	36.7	(36.7)	—	—	—	—	—
Balance at December 31, 2016	$151.0	$—	$3.9	$(1.6)	$153.3	$105.9	$259.2
Net income	40.8	—	0.8	—	41.6	44.8	86.4
Other comprehensive loss	—	—	—	(2.1)	(2.1)	(1.9)	(4.0)
Equity-based compensation plan activity	1.0	—	—	—	1.0	—	1.0
Distributions	(44.5)	—	(0.9)	—	(45.4)	(49.0)	(94.4)
Balance at December 31, 2017	$148.3	$—	$3.8	$(3.7)	$148.4	$99.8	$248.2
Partnership net income	48.9	—	1.0	—	49.9	53.1	103.0
Other comprehensive income/(loss)	—	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Equity-based compensation plan activity	1.2	—	—	—	1.2	—	1.2
Distributions	(44.6)	—	(0.9)	—	(45.5)	(46.6)	(92.1)
Balance at December 31, 2018	$153.8	$—	$3.9	$(3.8)	$153.9	$106.2	$260.1

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
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners L.P. (“NRP”), currently owns a 49.0% membership interest in Ciner Wyoming.
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
Non-Controlling Interests
In connection with the conversion of Ciner Wyoming from a Delaware limited partnership (“LP”) to a Delaware limited liability company (“LLC”), in June 2014, NRP’s general partner interest and limited partnership interest were converted into a single-class of membership interests in Ciner Wyoming, which currently consists of a 49.0% membership interest in Ciner Wyoming. Prior to the conversion of Ciner Wyoming from a Delaware LP to a Delaware LLC, non-controlling interests in the consolidated financial statements of the Partnership consisted of a 39.37% general partner interest and a 9.63% limited partner interest in Ciner Wyoming owned by NRP.
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
Revenue Recognition
On May 28, 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership has applied the provisions of this ASC and notes that our adoption of ASC 606 does not materially change the amount or timing of revenues recognized by us, nor does it materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs. The Partnership adopted this ASC effective January 1, 2018, as permitted by the ASC, using the modified retrospective method and we have not made any adjustment to opening retained earnings.
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
Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate for doubtful receivables. We generally do not require collateral against outstanding accounts receivable. The allowance for doubtful accounts is based on specifically identified amounts that the Partnership believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on management’s assessment of the general financial conditions affecting the Partnership’s customer base. We determined that no allowance for doubtful accounts was required against receivables from affiliates as of December 31, 2018 and 2017. If actual collection experience changes, revisions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. During the years ended 2018, 2017 and 2016, there were no significant accounts receivable bad debt expenses, write-offs or recoveries.
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
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of depreciable assets, using the straight-line method. The estimated useful lives applied to depreciable assets are as follows:

Useful Lives
Land improvements	10 years
Depletable land	15-60 years
Buildings and building improvements	10-30 years
Computer hardware	3-5 years
Machinery and equipment	5-20 years
Furniture and fixtures	10 years
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
The estimated original liability calculated in 1996 for the refinery and tailing ponds was calculated based on the estimated useful life of the mine, which was 80 years, and on external and internal estimates as to the cost to restore the land in the future and state regulatory requirements. During 2018, 2017 and 2016, the remaining life was 60, 66 and 67 years, respectively. In 2019, the mining reserve will be amortized over a remaining life of 59 years. The decline in estimated mining reserves estimated remaining life is based on the results of a recent independent mine reserve analysis conducted as of December 31, 2017. The independent mine reserve analysis is routine and performed approximately every three years.The liability was discounted using a weighted average credit-adjusted risk-free rates of approximately 6% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding charge being recorded to cost of products sold.
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
Equity-Based Compensation
We recognize compensation expense related to equity-based awards, with service conditions, granted to employees based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures. The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. Equity-based awards with market conditions are fair valued using a Monte Carlo Simulation model. See Note 12, “Equity-Based Compensation,” for additional information.

Subsequent Events
We have evaluated subsequent events through the filing of this Annual Report on Form 10-K. See Note 19, “Subsequent Events” for additional information.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The update amends existing standards for accounting for leases by lessees, with accounting for leases by lessors remaining largely unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. For leases less than 12 months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Partnership will make this election upon adoption. In preparation for the new requirements, the Partnership has completed its evaluation of the lease agreements. The Partnership will adopt ASC 842 effective January 1, 2019 using a modified transition approach under which prior comparative periods will not be adjusted, as permitted by the guidance. The Partnership has determined that the adoption of the new standard will not have a material impact on the balance sheet or statement of operations because the Partnership has no material long term leases that are subject to ASC 842. Ciner Corp was determined to be the ultimate lessee for rail car lease agreements under ASC 842, and the Partnership will continue to incur an allocation of rent expense in relation to the use of rail cars leased by Ciner Corp.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (ASC Topic 815) – Targeted Improvements to Accounting for Hedging Activities. This ASU aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, this ASU makes certain targeted improvements to simplify the application of the existing hedge accounting guidance. This ASU is effective for us beginning in the first quarter of 2019, with early application permitted. The Partnership adopted this ASU effective January 1, 2019 and concluded there is no material impact to the Partnership’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09–Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The Partnership adopted this ASU effective January 1, 2018 and concluded there is no material impact to the Partnership’s consolidated financial statements.

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

The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Year Ended December 31,
(In millions, except per unit data)	2018	2017	2016
Net income attributable to Ciner Resources LP	$49.9	$41.6	$41.4
Less: General partner’s interest in net income	1.0	0.8	0.8
Limited partners’ interest in net income	$48.9	$40.8	$40.6

Weighted average limited partner units outstanding:
Common - Public and Ciner Holdings (basic)	19.7	19.6	12.3
Subordinated - Ciner Holdings (basic)	—	—	7.3
Total weighted average limited partner units outstanding (basic)	19.7	19.6	19.6

Common - Public and Ciner Holdings (diluted)	19.7	19.7	12.3
Subordinated - Ciner Holdings (diluted)	—	—	7.3
Total weighted average limited partner units outstanding (diluted)	19.7	19.7	19.6

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$2.48	$2.08	$2.06
Subordinated - Ciner Holdings (basic)	$—	$—	$2.11
Net income per limited partner units (basic)	$2.48	$2.08	$2.08

Common - Public and Ciner Holdings (diluted)	$2.48	$2.07	$2.06
Subordinated - Ciner Holdings (diluted)	$—	$—	$2.11
Net income per limited partner units (diluted)	$2.48	$2.07	$2.08

The calculation of limited partners’ interest in net income is as follows:

	Year Ended December 31,
(In millions, except per unit data)	2018	2017	2016
Net income attributable to common unitholders:
Distributions (1)	$44.6	$44.5	$27.9
(Distributions in excess of net income)/undistributed earnings	4.3	(3.7)	(2.7)
Common unitholders’ interest in net income	$48.9	$40.8	$25.2

Net income attributable to subordinated unitholders:
Distributions (1)	$—	$—	$16.6
(Distributions in excess of net income)/undistributed earnings	—	—	(1.2)
Subordinated unitholders’ interest in net income	$—	$—	$15.4
(1) Distributions declared per unit for the year	2.268	2.268	2.265
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
Quarterly Distribution
On January 31, 2019, the Partnership declared its fourth quarter 2018 quarterly distribution. The quarterly cash distribution of $0.567 per unit was paid on February 28, 2019 to unitholders of record on February 11, 2019.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following as of December 31:

(In millions)	2018	2017
Trade receivables	$31.0	$27.5
Other receivables	5.9	6.7
Total	$36.9	$34.2
5. INVENTORY
Inventory consisted of the following as of December 31:

(In millions)	2018	2017
Raw materials	$10.9	$10.1
Finished goods	5.1	3.2
Stores inventory, current	6.3	6.5
Total	$22.3	$19.8
6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following as of December 31:

(In millions)	2018	2017
Land and land improvements	$0.3	$0.3
Depletable land	3.0	3.0
Buildings and building improvements	137.1	135.0
Computer hardware	4.7	5.3
Machinery and equipment	677.7	652.6
Mining reserves	65.3	65.3
Total	888.1	861.5
Less accumulated depreciation, depletion and amortization	(667.7)	(644.7)
Total net book value	220.4	216.8
Construction in progress	46.3	32.5
Total property, plant, and equipment, net	$266.7	$249.3
Depreciation, depletion and amortization expense on property, plant, and equipment was $28.4 million, $27.1 million and $26.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following as of December 31:

(In millions)	2018	2017
Stores inventory, non-current	$19.4	$18.6
Internal-use software	6.2	—
Deferred financing costs and other	0.8	1.0
Total	$26.4	$19.6
In accordance with ASC 350-40, Internal Use Software, we capitalize certain internal use software development costs associated with creating and enhancing internally developed software related to our enterprise resource planning system that was implemented in 2018 and went live on January 1, 2019. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. As a result, we have capitalized $6.2 million of software development costs and zero of accumulated amortization, as an intangible asset within “other non-current assets” in the consolidated balance sheet as of December 31, 2018. These software development costs are amortized on a straight-line basis over the estimated useful life of five to ten years under depreciation and amortization expense in the consolidated statements of operations. Amortization for these capitalized costs is expected to be $0.6 million per year.

8.     ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31:

(In millions)	2018	2017
Accrued capital expenditures	$13.0	$1.0
Accrued energy costs	6.6	5.2
Accrued royalty costs	6.5	4.5
Accrued employee compensation & benefits	7.5	6.8
Accrued other taxes	4.7	4.8
Accrued derivatives	1.9	1.9
Other accruals	4.2	3.5
Total	$44.4	$27.7
9. DEBT

Long-term debt consisted of the following as of December 31:

(In millions)	2018	2017
Variable Rate Demand Revenue Bonds, principal due October 1, 2018, interest payable monthly, bearing an interest rate of 1.82% at December 31, 2017	$—	$11.4
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.99% at December 31, 2018 and 3.08% at December 31, 2017	99.0	138.0
Total Debt	99.0	$149.4
Current portion of long-term debt	—	11.4
Total long-term debt	$99.0	$138.0

Aggregate maturities required on long-term debt at December 31, 2018 are due in future years as follows:

Amount
2019	$—
2020	—
2021	—
2022	99.0
2023	—
Thereafter	—
Total	$99.0

Demand Revenue Bond
On October 1, 2018 the Partnership fully extinguished the $11.4 million 2018 Variable Rate Demand Revenue Bonds due on that day. The Bonds were paid in full, including all accrued interest and without penalties. Additionally, the extinguishment of the bonds relieved Ciner Wyoming of maintaining the related standby letters of credit.
Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (“Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association, as administrative agent, swing line lender and a Letter of Credit (“ L/C”) issuer. The Ciner Wyoming Credit Facility replaces the former Credit Facility (“Former Ciner Wyoming Credit Facility”), dated as of July 18, 2013, by and among Ciner Wyoming, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, as amended, which was terminated on August 1, 2017 upon entry into the Ciner Wyoming Credit Facility. This arrangement was accounted for as a modification of debt in accordance with ASC 470-50.

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

At December 31, 2018, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
Ciner Resources Credit Facility
On August 1, 2017, the Partnership entered into a Credit Agreement (the “Ciner Resources Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association, as administrative agent, swing line lender and an L/C issuer. The Ciner Resources Credit Facility replaces the former Credit Facility, dated as of July 18, 2013, by and among the Partnership, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, as amended (the “Former Revolving Credit Facility”), which was terminated on August 1, 2017 upon entry into the Ciner Resources Credit Facility.

The Ciner Resources Credit Facility is a $10.0 million senior secured revolving credit facility with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Resources Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Resources Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. The Partnership’s obligations under the Ciner Resources Credit Facility are guaranteed by each of the Partnership’s material domestic subsidiaries other than Ciner Wyoming LLC (“Ciner Wyoming”). In addition, the Partnership’s obligations under the Ciner Resources Credit Facility are secured by a pledge of substantially all of the Partnership’s assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by the Partnership.
The Ciner Resources Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) the Partnership’s ability to (and the ability of the Partnership’s subsidiaries, including without limitation, Ciner Wyoming to):

• make distributions on or redeem or repurchase units;
• incur or guarantee additional debt;
• make certain investments and acquisitions;
• incur certain liens or permit them to exist;
• enter into certain types of transactions with affiliates;
• merge or consolidate with another company; and
• transfer, sell or otherwise dispose of assets.

The Ciner Resources Credit Facility also requires quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Resources Credit Facility) of not more than 3.00 to 1.00 and a consolidated interest coverage ratio (as defined in the Ciner Resources Credit Facility) of not less than 3.00 to 1.00.

In addition, the Ciner Resources Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Ciner Resources Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against the Partnership or its material subsidiaries and (v) the occurrence of a default under any other material indebtedness the Partnership (or any of its subsidiaries) may have, including the Ciner Wyoming Credit Facility. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Ciner Resources Credit Facility, the lenders may terminate all outstanding commitments under the Ciner Resources Credit Facility and may declare any outstanding principal of the Ciner Resources Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.

Under the Ciner Resources Credit Facility, a change of control is triggered if Ciner Corp and its wholly-owned subsidiaries, directly or indirectly, cease to own all of the equity interests, or cease to have the ability to elect a majority of the board of directors (or similar governing body) of, Ciner Holdings or Ciner GP (or any entity that performs the functions of the Partnership’s general partner). In addition, a change of control would be triggered if the Partnership ceases to own at least 50.1% of the economic interests in Ciner Wyoming or ceases to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.

Loans under the Ciner Resources Credit Facility bear interest at our option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•Eurodollar Rate plus an applicable margin.

The unused portion of the Ciner Resources Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% based on our then current consolidated leverage ratio.

At December 31, 2018, the Partnership has not drawn upon the $10.0 million of availability under this facility. Additionally, at December 31, 2018, the Partnership was in compliance with all financial covenants of the Ciner Resources Credit Facility.

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

10. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following as of December 31:

(In millions)	2018	2017
Reclamation reserve	$5.4	$5.1
Derivative instruments and hedges, fair value liabilities	5.5	5.3
Total	$10.9	$10.4
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

(In millions)	2018	2017
Reclamation reserve balance at beginning of year	$5.1	$5.5
Accretion expense	0.3	0.3
Reclamation adjustments (1)	$—	$(0.7)
Reclamation reserve balance at end of year	$5.4	$5.1

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
11. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s pension plans had a net unfunded liability balance of $56.9 million and $57.4 million at December 31, 2018 and December 31, 2017, respectively. Ciner Corp’s funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the pension plan’s net periodic pension costs for the twelve months ended December 31, 2018, 2017 and 2016 were $0.4 million, $1.4 million and $2.0 million, respectively. The decrease in pension costs during the twelve months ended December 31, 2018 was driven by reduced service costs from retirements and asset gains from the prior year.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the twelve months ended December 31, 2018, 2017 and 2016 were $2.8 million, $3.7 million and $1.6 million, respectively. The decrease during the twelve months ended December 31, 2018 was primarily due to the additional profit sharing contributions made during 2017 that did not occur during the current year.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $9.9 million and $11.5 million at December 31, 2018 and December 31, 2017, respectively. The decrease in the obligation as of December 31, 2018 as compared to December 31, 2017 is due to the Ciner Corp amending its postretirement benefit plan during 2017 to increase eligibility requirements at which participants may begin receiving benefits, implementing a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016. The result of these changes have resulted in a postretirement (benefit) cost being amortized to the liability recorded at Ciner Corp during the latter half of 2017 and into 2018.
The Partnership’s allocated portion of postretirement (benefit) cost for the twelve months ended December 31, 2018, 2017 and 2016, were $(2.9) million, $(2.8) million and $1.4 million, respectively.

12. EQUITY - BASED COMPENSATION
In July 2013, our general partner established the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date,the “Plan” or “LTIP”). The Plan is intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights (“DERs”), cash awards and other unit-based awards.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2018, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan.
Non-employee Director Awards
During the twelve months ended December 31, 2018, a total of 6,807 common units were granted and fully vested to non-employee directors, and 7,887 were grants during the twelve months ended December 31, 2017. The grant date average fair value per unit of these awards was $27.55 and $28.53 for the twelve months ended December 31, 2018 and 2017, respectively. The total fair value of these awards were approximately $0.2 million during the twelve months ended December 31, 2018 and 2017, respectively.
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
The following table presents a summary of activity on the Time Restricted Unit Awards for the years ended December 31:

	2018		2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	94,791	$27.22	39,170	$22.50
Granted (1)	37,914	26.13	80,370	28.41
Vested	(42,989)	25.73	(13,055)	22.50
Forfeited	(18,280)	27.12	(11,694)	24.90
Unvested at the end of the year	71,436	$27.56	94,791	$27.22

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of December 31, 2018 as all awards granted are expected to vest.
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
The following table presents a summary of activity on the TR Performance Unit Awards for the years ended December 31:

	2018		2017
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	26,177	$42.93	5,787	$43.93
Granted	33,994	41.52	22,849	42.73
Forfeited	(7,197)	41.53	(2,459)	43.47
Unvested at the end of the year	52,974	$42.22	26,177	$42.93

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$1.3	1.60	$1.7	2.03
Performance-based units	1.2	1.78	0.8	1.88
Total	$2.5		$2.5
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of December 31, 2018, 2017 and 2016, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)
Balance at January 1, 2016	$(2.1)
Other comprehensive loss before reclassification	(0.5)
Amounts reclassified from accumulated other comprehensive loss	$1.0
Net current-period other comprehensive income	0.5
Balance at December 31, 2016	$(1.6)
Other comprehensive loss before reclassification	(2.8)
Amounts reclassified from accumulated other comprehensive loss	0.7
Net current-period other comprehensive loss	(2.1)
Balance at December 31, 2017	$(3.7)
Other comprehensive loss before reclassification	(0.6)
Amounts reclassified from accumulated other comprehensive loss	0.5
Net current period other comprehensive loss	(0.1)
Balance at December 31, 2018	$(3.8)

Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments.
The components of other comprehensive income/(loss) consisted of the following for the years ended December 31:

(In millions)	2018	2017	2016
Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(0.2)	$0.4	$0.4
Mark to market adjustment on natural gas forward contracts	—	(4.4)	0.5
Income/(loss) on derivative financial instruments	$(0.2)	$(4.0)	$0.9
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources LP, that have been reclassified consisted of the following for the years ended December 31:

(In millions)	2018	2017	2016	Affected Line Items on the Consolidated Statements of Operations and Comprehensive Income

Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$—	$0.2	$0.4	Interest expense
Natural gas forward contracts	$0.5	$0.5	$0.6	Cost of products sold
Total reclassifications for the period	$0.5	$0.7	$1.0
14. COMMITMENTS AND CONTINGENCIES
Lease and License Commitments
The Partnership leases and licenses mineral rights from the U.S. Bureau of Land Management, the state of Wyoming, Rock Springs Royalty Company, LLC, an affiliate of Anadarko Petroleum, and other private parties. All of these leases and the licnese provide for royalties based upon production volume. The remaining leases provide for minimum lease payments as detailed in the table below. The Partnership has a perpetual right of first refusal with respect to these leases and license and intends to continue renewing the leases as has been its practice.
The Partnership entered into a 10-year rail yard switching and maintenance agreement with a third party, Watco Companies, LLC (“Watco”), on December 1, 2011. Under the agreement, Watco provides rail-switching services at the Partnership’s rail yard. The Partnership’s rail yard is constructed on land leased by Watco from Rock Springs Grazing Association and on land by which Watco holds an easement from Anadarko Land Corp; the Rock Springs Grazing Association land lease is renewable every 5 years for a total period of 30 years, while the Anadarko Land Corp. easement lease is perpetual. The Partnership has an option agreement with Watco to assign these leases to the Partnership at any time during the land lease term. An immaterial annual rental is paid under the easement and lease.
The Partnership entered into two track lease agreements, collectively, not to exceed 10 years with Union Pacific for certain rail tracks used in connection with the rail yard.
As of December 31, 2018, the total minimum contractual rental commitments under the Partnership’s various operating leases, including renewal periods, are as follows:

(In millions)	Leased Land	Track Leases	Total Minimum Lease Payments
2019	0.10	0.10	0.20
2020	0.10	0.10	0.20
2021	0.10	0.03	0.13
2022	0.10	—	0.10
2023	0.10	—	0.10
Thereafter	1.30	—	1.30
Total	$1.8	$0.2	$2.0

Ciner Corp typically enters into operating lease contracts with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Ciner Corp's obligation related to these rail car leases are $11.1 million in 2019, $8.5 million in 2020, $6.0 million in 2021, $3.8 million in 2022, $1.4 million in 2023 and $4.7 million in 2024 and thereafter. Total lease expense allocated to the Partnership from Ciner Corp was approximately $13.9 million, $14.6 million and $14.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is recorded in cost of products sold.
Purchase Commitments
We have physical and financial natural gas supply contracts to mitigate volatility in the price of natural gas. As of December 31, 2018, these contracts totaled approximately $56.0 million for the purchase of a portion of our natural gas requirements over approximately the next five years. The supply purchase agreements have specific commitments of $21.3 million in 2019, $15.8 million in 2020, $10.0 million in 2021, $5.0 million in 2022 and $3.9 million in 2023. We have a separate contract that expires in 2021 and renews annually thereafter, for transportation of natural gas with an average annual cost of approximately $3.8 million per year.
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
Litigation Settlement
On February 2, 2016, amended on January 3, 2017, Ciner Wyoming filed suit against Rock Springs Royalty Company, LLC (“RSRC”) in the Third Judicial District Court in Sweetwater County, Wyoming, Case No. C-16-77-L, seeking, among other things, to recover approximately $32 million in royalty overpayments.  The royalty payments arose under our license with RSRC, an affiliate of Anardarko Petroleum Corporation, to mine sodium minerals from lands located in Sweetwater County, Wyoming (“License”). The License sets the applicable royalty rate based on a most favored nation clause, where either the royalty rate is set at the same royalty rate we pay to other licensors in Sweetwater County for sodium minerals, or, if certain conditions are met, the royalty rate is set by the rate paid by a third party to Anadarko Petroleum Corporation under a separate license. In the lawsuit, we claim that RSRC has, for at least the last ten years, been charging an arbitrarily high royalty rate in contradiction of the License terms. In addition, we sought a modification of the expiration term of the License land-lease between Ciner Wyoming and RSRC to those terms granted to other licensors in accordance with the most favored nation clause.

On June 28, 2018, RSRC and Ciner Wyoming signed a Settlement Agreement and Release (the “Settlement Agreement”) which among other things (i) required RSRC to pay Ciner Wyoming $27.5 million which was received on July 2, 2018, and (ii) concurrently amended selected sections of the License land-lease including among other things, (a) extension of the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (b) revises the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the net sales of such sodium mineral products. There are no unresolved conditions or uncertainties associated with the Settlement Agreement and management determined the $27.5 million settlement payment was related to the historical overpayment of royalties.
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs at our Green River, Wyoming plant site. The amount of the bond was $32.9 million as of December 31, 2018 and December 31, 2017, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.
15. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. In the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC. The termination from ANSAC will be effective as of December 31, 2021. As of December 31, 2018, we have not recognized an asset or liability related to its exit from ANSAC as such an amount is not currently probable or estimable.

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

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
Ciner Corp	14.6	14.5	14.9
ANSAC (1)	3.0	2.4	3.8
Total selling, general and administrative expenses - affiliates	$17.6	$16.9	$18.7

(1) ANSAC allocates its expenses to its members using a pro rata calculation based on sales.
Cost of products sold includes an allocation of Ciner Corp's railcar lease expense (refer to Note 14 “Commitments and Contingencies”) and logistics services charged by ANSAC. For the years ended December 31, 2018, 2017 and 2016 these ANSAC logistics costs were zero, $19.8 million and $3.3 million, respectively. When we elect to use ANSAC to provide freight services for our other non-ANSAC international sales, ANSAC separately and directly charges the Partnership for such services. During the year ended 2018 we did not use ANSAC for non-ANSAC international sales. The decrease in freight costs charged by ANSAC was due to a decrease in non-ANSAC international sales, to CIDT, during the year ended December 31, 2018 compared to 2017. There were no sales to CIDT during the year ended December 31, 2018, as the previous contract concluded in the 2017 year.
Net sales to affiliates were as follows:

	Years Ended December 31,
(In millions)	2018	2017	2016
ANSAC	$253.3	$222.2	$262.2
CIDT	—	82.3	9.0
Total	$253.3	$304.5	$271.2
The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of December 31,
(In millions)	2018	2017	2018	2017
	Accounts receivable from affiliates		Due to affiliates
ANSAC	48.7	57.7	$0.7	$1.3
CIDT	7.1	32.9	—	—
Ciner Resources Corporation	14.3	7.7	1.9	1.7
Total	$70.1	$98.3	$2.6	$3.0

16. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area consisted of the following:

	Years Ended December 31,
(In millions)	2018	2017	2016
Domestic	$233.4	$192.8	$192.6
International
ANSAC	253.3	222.2	262.2
CIDT	—	82.3	9.0
Other	—	—	11.4
Total international	253.3	304.5	282.6
Total net sales	$486.7	$497.3	$475.2
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at December 31, 2018 and have various maturities through 2022. Our previous interest rate swap contracts, with an aggregate notional value of $70.0 million as of December 31, 2017, expired on July 18, 2018.
We enter into natural gas financial forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2023. These contracts had an aggregate notional value of $41.2 million and $37.0 million at December 31, 2018 and December 31, 2017, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our consolidated balance sheets as of December 31, 2018 and December 31, 2017:

	Assets				Liabilities
	2018		2017		2018		2017
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$0.3	Accrued Expenses	$—
Natural gas forward contracts - current	Other Current Assets	—		—	Accrued Expenses	1.6	Accrued Expenses	1.9
Natural gas forward contracts - non-current		—		—	Other non-current liabilities	5.5	Other non-current liabilities	5.3
Total fair value of derivatives designated as hedging instruments		$—		$—		$7.4		$7.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as rates are variable and its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 9 “Debt” for additional information on our debt arrangements.

18. REVENUE

We have one reportable segment and our revenue is derived from the sale of soda ash which is our sole and primary good and service. We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. At contract inception, we assess the goods and services promised in contracts with customers and identify performance obligations for each promise to transfer to the customer, a good or service that is distinct. To identify the performance obligations, the Partnership considers all goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. From its analysis, the Partnership determined that the sale of soda ash is currently its only performance obligation. Many of our customer volume commitments are short-term and our performance obligations for the sale of soda ash are generally limited to single purchase orders.

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

Revenue disaggregation. In accordance with ASC 606-10-50, the Partnership disaggregates revenue from contracts with customers into geographical regions. The Partnership determined that disaggregating revenue into these categories achieved the disclosure objectives to depict how the nature, timing, amount and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 16, “Major Customers and Segment Reporting” for revenue disaggregated into geographical regions.

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).

Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Consolidated Balance Sheet as of December 31, 2018. There were no contract assets as of December 31, 2018 or as of the date of adoption of ASC 606.

Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded. For the twelve months ended December 31, 2018, there were no customers that required prepaid freight. There were no contract liabilities as of December 31, 2018 or as of the date of adoption of ASC 606.

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

19. SUBSEQUENT EVENTS
Distribution Declaration

On February 14, 2019, the members of the Board of Managers of Ciner Wyoming, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $20.0 million. This distribution was payable and paid on February 15, 2019.
On January 31, 2019, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the fourth quarter of 2018 of $0.567 per unit was paid on February 28, 2019 to unitholders of record on February 11, 2019.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2018 our internal control over financial reporting is effective.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2018 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of fiscal year December 31, 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Partnership and our report dated March 8, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 8, 2019

We have served as the Partnership’s auditor since 2008.

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
The Board of Directors of Our General Partner
The board of directors of our general partner (the “Board”) oversees our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held seven meetings during the fiscal year ended December 31, 2018.
Our common units are traded on the NYSE. The NYSE does not require publicly traded partnerships listed on its exchange, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee.
At the date of this Report, the Board consists of the following members: Kirk H. Milling, Atilla Ciner, Doğan Pençe, Oğuz Erkan, Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer. The Board has determined that each of Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Ciner Enterprises or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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

Name	Age	Position
Kirk H. Milling	52	Chairman of the Board, President and Chief Executive Officer of our General Partner
Nicole C. Daniel	50	Vice President, General Counsel and Secretary of our General Partner
Chris L. DeBerry	51	Principal Financial Officer and Chief Accounting Officer of our General Partner
Eduard Freydel	34	Vice President, Finance of our General Partner
Atilla Ciner	35	Director of our General Partner
Doğan Pençe	50	Director of our General Partner
Oğuz Erkan	41	Director of our General Partner
Michael E. Ducey	70	Director of our General Partner
Thomas W. Jasper	70	Director of our General Partner
Alec G. Dreyer	60	Director of our General Partner
Kirk H. Milling was appointed as a director and President and Chief Executive Officer of our general partner in April 2013, and as Chairman of the Board in October 2015. He has served in positions of increasing responsibility for Ciner since 1999. He has also been a Director of American Natural Soda Ash Corporation (ANSAC) since 2001. Mr. Milling also served as Chairman of ANSAC from 2011 to 2013 and during 2017. Mr. Milling has a Bachelor of Science in Biochemistry from Texas A&M University and a Master of Business Administration from the University of Connecticut. We believe that Mr. Milling’s many years of senior level experience in the chemical industry provide him with a deep understanding of Ciner Wyoming’s industry, business needs and strategies, and qualify him to serve as a member of the board of directors and as President and Chief Executive Officer of our general partner.

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

Chris L. DeBerry was appointed Chief Accounting Officer of our general partner in July 2017 and principal financial officer of our general partner effective January 1, 2019. Mr. DeBerry served as Controller of the Partnership from October 2014 to July 2017. Prior to joining the Partnership, Mr. DeBerry served as the Assistant Corporate Controller with Axiall Corporation from September 2006 to August 2014. Mr. DeBerry earned his Masters of Accounting and Bachelors of Science in Accounting degrees from Florida State University and is a certified public accountant in the state of Georgia. We believe that Mr. DeBerry's financial acumen and knowledge of business matters provide him with the necessary skills to be Chief Accounting Officer of our general partner.

Eduard Freydel was appointed Vice President, Finance of our general partner effective January 1, 2019. Mr. Freydel has served as Director, Strategic Development of the General Partner since he joined the Partnership on April 1, 2015. Prior to joining the Partnership, Mr. Freydel worked as an Associate at Evercore Partners from 2011-2015. Prior to working at Evercore, Mr. Freydel was an Asst. Vice President at Chaffe & Associates. Mr. Freydel earned his BS in Finance and Sociology from Tulane University in 2006. He is also a Chartered Financial Analyst (CFA).

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

Oğuz Erkan was appointed as a director of our general partner in July 2016. Since November 2015, Mr. Erkan has served as Director of International Operations & Coordination at our ultimate U.S. parent company, Ciner Enterprises Inc. From January 2015 to November 2015, Mr. Erkan served as Director for Ciner Group in London, UK. Prior to this assignment, from June 2012 until January 2015 Mr. Erkan served as General Manager of Kasimpasa AS, a subsidiary of Ciner Group, and from 2009 to 2012 he served as a Project Director for Middle East and North Africa. Mr. Erkan holds a Bachelor’s Degree in Marketing and International Business from Northwest Missouri State University. We believe that Mr. Erkan’s familiarity with Ciner Group’s businesses and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.
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
Alec G. Dreyer was appointed director to our General Partner in July 2018. Mr. Dreyer has served since 2012 as a Senior Advisor to IFM Investors, a leading investment management company with over $75 billion under management. He also served as Chairman of the Board of Managers and Audit Committee Chair for Essential Power Investments LLC, an IFM Investors holding prior to its sale in 2016. Mr. Dreyer served as Chairman of the Board, Lead Director and Audit Committee Chair for Comverge, Inc., a clean energy company when it was listed on NASDAQ. Mr. Dreyer also served on the Board of Directors for EcoSecurities Group plc when it was listed on the London Stock Exchange. Prior to his Board tenure, Mr. Dreyer has served as Chief Executive Officer of the Port of Houston Authority, one of the nation’s leading ports. He also was Chief Executive Officer for Horizon Wind Energy LLC, when it was a wholly-owned subsidiary of Goldman Sachs & Co. He also has held senior leadership positions at Dynegy Inc., Illinova Corporation, and Illinois Power Company. Mr. Dreyer started his career with Price Waterhouse in St. Louis. Mr. Dreyer is a Certified Public Accountant, is a Phi Beta Kappa graduate in Political Science and Pre-Law from the University of Illinois, and holds a Masters of Business Administration Degree with distinction from Washington University in St. Louis. We believe that Mr. Dreyer’s previous leadership positions and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Committees of the Board of Directors
The Board has established an audit committee and a conflicts committee. Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer are the members of the audit committee, and Thomas W. Jasper serves as chairperson. Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer are the members of our conflicts committee; and Thomas W. Jasper serves as the chairman. The Board will determine whether to refer a matter to the conflicts committee on a case-by-case basis in accordance with our partnership agreement. We do not have a compensation committee, but rather the Board approves equity grants to and compensation of our directors, and Ciner Corp approves compensation of our officers subject to our review and approval under the Services Agreement. We do not have a nominating and corporate governance committee in view of the fact that Ciner Holdings, which owns our general partner, controls appointments to the Board.
Audit Committee
We are required to have an audit committee of at least three members who meet the independence and experience standards established by the NYSE and the Exchange Act. In accordance with the rules of the NYSE, we have appointed three independent directors of the audit committee. The Board has determined that each director appointed to the audit committee is “financially literate,” and Michael E. Ducey and Alec G. Dreyer, who are members of the audit committee, and Thomas W. Jasper, who serves as chairperson of the audit committee, each has “accounting or related financial management expertise” and constitutes an “audit committee financial expert” in accordance with SEC and NYSE rules and regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab.
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met eight times during the fiscal year ended December 31, 2018.

Conflicts Committee
The conflicts committee reviews specific matters that may involve conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, in accordance with the terms of our partnership agreement. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Ciner Holdings; may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership; and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee did not meet in 2018.
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
Executive Sessions of Independent Directors and Lead Independent Director
Effective on February 10, 2017, the Board appointed Michael E. Ducey as the Board’s Lead Independent Director. Under our Corporate Governance Guidelines, the Lead Independent Director is responsible for:

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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on a review of our records, we believe all reports required to be filed during the 2018 fiscal year pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.
Code of Conduct
We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees. We intend to disclose any amendments to or waivers of the code of conduct on behalf of our Chief Executive Officer, principal financial officer, Chief Accoutning Officer and persons performing similar functions on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. Additionally, the Board has adopted corporate governance guidelines for the directors and the Board. The code of conduct and the corporate governance guidelines may be found on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab.
ITEM 11. Executive Compensation
Background

This “Compensation Discussion and Analysis” or “CD&A” sets forth an overview of the philosophy, objectives and elements of the executive compensation program for executives who perform services on our behalf and the key executive compensation decisions that were made by us or Ciner Corp for 2018. This CD&A provides context and background for the compensation earned by and awarded to our general partners’ named executive officers (“NEOs”), as reflected in the compensation tables contained in the CD&A.

For 2018, our general partners’ NEOs were:

•	Kirk H. Milling, Chairman of the Board, President and Chief Executive Officer

•	Scott R. Humphrey, Chief Financial Officer

•	Nicole C. Daniel, Vice President, General Counsel and Secretary

•	Christopher L. DeBerry, Chief Accounting Officer

These NEOs were the only “executive officers” of us or our general partner for 2018, because these NEOs were the sole persons during 2018 in charge of our principal business units, divisions or functions and are the only persons who performed policy-making functions for us during 2018.

Mr. Humphrey resigned as Chief Financial Officer of our general partner, effective December 31, 2018. In connection with notice of his resignation, Mr. DeBerry was appointed as principal financial officer, and Mr. Freydel was appointed to Vice President, Finance and recognized by our general partner’s board of directors (“our Board”) as an executive officer under Rule 3b-7 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), in each case, effective as of January 1, 2019.

Executive Summary

We are managed by our general partner and neither we nor our general partner directly employs any of the persons responsible for managing our business. Instead, the executive officers of our general partner are employees of Ciner Corp. Other than awards that may be granted by our Board under our general partner’s 2013 Long-Term Incentive Plan (as amended to date, the “Plan”), it is Ciner Corp that has ultimate-decision making authority to determine and approve the compensation program and individual compensation of the employees who perform services on our behalf, including the NEOs. Ciner Corp indirectly owns and controls our general partner and indirectly owns approximately 72% of the outstanding limited partner interests in us and all of our incentive distribution rights. We reimburse Ciner Corp for such services and compensation, and our reimbursement is governed by the Services Agreement, dated as of October 23, 2015 (the “Services Agreement”), by and among us, our general partner and Ciner Corp, under which we have agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Ciner Corp is determined based on the estimated time the employees are expected to spend on our business, and the costs for such employees, including the NEOs, are determined based on Ciner Corp’s compensation policies and practices. Each of the NEOs devoted a majority of their time to our business for the year ended December 31, 2018.

Neither we nor our general partner maintains any employee benefit plans or arrangements, or any defined benefit pension plans, nonqualified deferred compensation plans or retirement plans. Rather, the NEOs are eligible to participate under the same plans that Ciner Corp offers to similarly situated employees and we reimburse Ciner Corp for amounts allocated to the NEOs under such plans to the extent such expenses are allocated to the Partnership under the Services Agreement.

In addition, neither we, our general partner or Ciner Corp have any employment agreements or severance agreements with the NEOs.

Determination of Compensation Decisions

Other than awards that may be granted under the Plan, Ciner Corp determines and sets the compensation of the employees that perform services on our behalf, including the NEOs, and, as a result, retains ultimate decision-making authority as to the compensation philosophy for its employees, including the NEOs. We reimburse Ciner Corp for such services and compensation, and our reimbursement is governed by the Services Agreement, under which we have agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Ciner Corp is determined based on the estimated time the employees, including the NEOs, are expected to spend on our business, and the costs for such employees, including the NEOs, are determined based on Ciner Corp’s compensation policies and practices. We have no control over and do not direct or establish Ciner Corp’s executive compensation policies and practices, but instead our Board annually reviews the estimated annual management fee proposed by Ciner Corp and reviews any quarterly adjustments made by Ciner Corp to such fee.

Because neither we nor our general partner directly employ any of the NEOs and because Ciner Corp has ultimate decision-making authority as to the compensation for the NEOs to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g., salary or bonus) to the NEOs in 2018. Rather, we reimburse Ciner Corp for those amounts and other benefits provided by Ciner Corp or its parents to the NEOs that are allocated to us and subject to reimbursement under our Services Agreement. At the same time, we believe that the NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders will be most effectively advanced by enabling the NEOs who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our Board periodically grants long-term incentives in the form of awards under the Plan, which was adopted in connection with our initial public offering and is administered by our Board. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards. All awards granted under the Plan are approved by our Board. All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan.

Our Board’s decisions with respect to the amount of awards made under the Plan to the NEOs are governed by the following objectives:

•	to motivate and retain our general partner’s key executives;

•	to align the long-term economic interests of our general partner’s executives with those of our unitholders; and

•	to reward excellence and performance by our general partner’s executives that increase the value of our units.

Our Board believes that mix of base salary, incentive cash awards and other employment benefit plan or arrangements determined by Ciner Corp and allocated to us under the Services Agreement and equity-based awards granted by our Board under the Plan fit the Partnership’s overall compensation objectives. Our Board believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of the Partnership’s business strategies, as well as Ciner Corp’s, and to attract, motivate and retain high-quality talent with the skills and competencies required by the Partnership and Ciner Corp.

Aside from awards granted by our Board under the Plan, neither we nor our general partner anticipate setting the compensation or benefit arrangements for the NEOs in the near future. Rather, it is anticipated that Ciner Corp will continue to direct the compensation policies and practices for the NEOs, and we will reimburse Ciner Corp under the Services Agreement for our allocated portion of such services, compensation and benefits. Our Board intends to grant restricted unit awards and performance-based unit awards to the NEOs that are employed by our general partner in 2019, as part of our annual compensation cycle.

Elements of Compensation

Overview

Ciner Corp provides compensation to its executives in the form of (i) base salaries, (ii) annual performance-based cash incentive awards under an incentive compensation plan of Ciner Corp (the “Short-Term Bonus”) that provides cash incentive compensation to its executive employees and salaried employees tied to our annual EBITDA and distributable cash flow, (iii) time-based and performance-based cash incentive awards under a long-term cash incentive plan of Ciner Corp (the “Cash LTIP”), and (iv) participation in various other employment plans and arrangements, including (1) medical, dental, vision, disability and life insurance plans for its employees, (2) pension plans for those who were hired by the predecessor of Ciner Corp before May 1, 2001, based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, which include a tax-qualified pension plan (the “Ciner Pension Plan”) and a benefit equalization plan that enables Ciner Corp to restore certain benefits capped under the Ciner Pension Plan due to Internal Revenue Code limits (the “Ciner Benefit Equalization Plan”), (3) a 401(k) retirement plan (the “401(k) Plan”), which permits employees to contribute specified percentages of their compensation, (4) a post-retirement benefit plan (“Post-Retirement Plan”), which enables its employees to obtain postretirement benefits, other than pensions, accounted for on an accrual basis over an employee’s period of service, if such employees reach retirement age while still employed, and (5) deferred-compensation plans (“Deferred Compensation Plans”), which allow a select group of management employees to defer compensation to a future date. Other than our Board’s review of the management fee under the Services Agreement, all determinations with respect to such benefits are made by Ciner Corp, or the plans, as the case may be, without input from us or our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us pursuant to the Services Agreement.

In addition to such aforementioned compensation, our Board grants long-term equity awards under the Plan to the NEOs from time to time, which to date have consisted of restricted unit awards and performance-based awards that are described further below. Our Board has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation or among different forms of compensation other than its belief that in addition to reimbursement of the annual management fee under the Services Agreement, equity-based compensation should be made to the NEOs for the reasons set forth above. The decision to grant awards under the Plan by our Board is strictly made on a subjective and individual basis after consideration of the relevant factors discussed herein.

While the NEOs are not subject to any agreements or arrangements with us or our general partner pursuant to which they would receive any payments or benefits in connection with a termination of their employment or a change in control of us or our general partner, our current restricted unit awards and performance-based unit awards granted to the NEOs under the Plan contain provisions that could accelerate vesting of the award in certain situations and we could be required to reimburse Ciner Corp for amounts awarded to the NEOs and allocated to us under the Short-Term Bonus or the Cash LTIP in connection with such event.

Base Salary.

As discussed above, we reimburse Ciner Corp for an annual management fee under our Services Agreement. Base salaries allocated to the NEOs under the Services Agreement are generally designed by Ciner Corp to provide competitive fixed rates of pay recognizing employees’ different levels of responsibility and performance. In setting base salaries for its officers, Ciner Corp considers factors including, but not limited to, the scope of the officer’s responsibilities, individual contribution, experience and sustained performance, general economic conditions, industry specific business conditions, base salaries for comparable positions in similar industries, the tenure of the officers and base salaries of the officers relative to one another. Adjustments are made generally by Ciner Corp in accordance with the considerations described above and to maintain base salaries at competitive levels. The annual management fee proposed by Ciner Corp is determined based on the estimated time such employees are expected to spend on our business and the compensation principles set forth above.

The allocable portion of the base salaries paid to the NEOs during the fiscal year ended December 31, 2018 are set forth in the table below and in the “Salary” column of the “Summary Compensation Table”:

Named Executive Officer	2018 Total Base Salary Allocable to Us (%)
Kirk H. Milling	80%
Scott R. Humphrey	99%
Nicole C. Daniel	68%
Christopher L. DeBerry	81%

Cash Incentive Awards.

In addition to reimbursing Ciner Corp under the Services Agreement for allocable portions of the base salaries of the NEOs, we also reimburse Ciner Corp for the amounts of annual cash incentive awards provided to the NEOs under the Short-Term Bonus that are allocated to the Partnership. Annual cash incentive awards are used by Ciner Corp to motivate and reward its executives and employees for the achievement of objectives aligned with value creation and/or to recognize individual contributions to our performance.  The amount of any annual cash incentive payment to the NEOs are generally set by Ciner Corp using a target bonus amount at the percentage of each NEO’s annual base salary. Ciner Corp then determines the actual amount of such annual cash incentive payment to the NEOs based upon the Partnership’s actual performance and such NEO’s individual performance. Other than our periodic review of the amount reimbursable under our Services Agreement, such annual incentive bonuses are determined on a discretionary basis solely by Ciner Corp without input from us, our general partner or our Board. Unless otherwise determined, awards have historically been subject to an individual’s continued employment through the end of the calendar year.

For 2018, annual incentive bonuses were targeted at the percentage of each NEO’s annual base salary as shown below:

Named Executive Officer	2018 Target Bonus as a Percent of Base Salary
Kirk H. Milling	55%
Scott R. Humphrey	35%
Nicole C. Daniel	45%
Christopher L. DeBerry	25%

For 2018, each NEO was eligible to receive an annual incentive bonus based on achievement of pre-established EBITDA and distributable cash flow targets for the Partnership of approximately $118.2 million and $49.6 million, respectively. For the purpose of calculation under the Short-Term Bonus, EBITDA was defined as earnings before interest, taxes, depreciation and amortization. Under the Short-Term Bonus, bonus payments are based 80% and 20% on meeting or exceeding target EBITDA and DCF goals, respectively, as well as individual performance in connection with achievement of such targets. An individual performance multiplier ranging from 0 to 1.25 is applied based on the NEOs 2018 performance rating. There are generally no payouts for results below 75% of the threshold target and the maximum payout multiplier for EBITDA and DCF targets is capped at 2.0x.

EBITDA and DCF used by Ciner Corp for each NEOs’ bonus calculation excluded the financial impact from the Anadarko settlement and was calculated for the year ended December 31, 2018 as: $109,702,673 (“2018 EBITDA”) and $44,752,722 (“2018 DCF”), respectively. Based on 2018 EBITDA and 2018 DCF of $109,702,673 and $44,752,722, respectively, achieved by the

Partnership, Messrs. Milling, Humphrey and DeBerry and Ms. Daniel earned annual incentive bonuses allocable to us equal to $151,007, $68,883, $34,889 and $73,845, respectively, representing 42%, 27%, 20% and 35% of their annual 2018 base salary.

Long-Term Cash Incentive Awards.

In addition to reimbursing Ciner Corp under the Services Agreement for allocable portions of the base salaries and the annual cash incentive awards provided to the NEOs under the Short-Term Bonus, we also reimburse Ciner Corp for the amounts of cash incentive awards provided to the NEOs under the Cash LTIP. 50% of the cash award under the Cash LTIP is vested in substantially equal one-third increments over three years, so long as the award recipient remains continuously employed through each applicable vesting date, unless otherwise vesting earlier pursuant to the terms of the plan regard to “change in control” or a participant’s death or disability (as described below).

The other 50% of the cash award under the Cash LTIP is performance-based. Vesting of the performance-based portion of the cash awards under the Cash LTIP is dependent on the relative performance of the Partnership’s common units compared to an initial peer group consisting of other publicly traded partnerships (provided that the awardee remains continuously employed through the end of the performance period and certification of the results, except in certain cases of “change in control” or in the event of a participant’s death or disability (as described below)). Vested performance-based cash awards are settled in cash with the amount payable under the award to be calculated by multiplying the target number provided in the award by a performance percentage, which may range from 0% to 250%, depending on the relative performance of the Partnership’s common units over the performance period compared to common units of each member of the peer group.

No new awards were issued under the Cash LTIP for 2018. Payment under this plan in 2018 included amounts granted in prior years that vested in 2018.

Long-Term Equity Incentive Awards.

In addition to the salaries and cash incentive awards paid by Ciner Corp to the NEOs and reimbursable by us under the Services Agreement, our Board administers the Plan and approves awards granted under the Plan to the NEOs. The Plan is intended to provide incentives that will attract, motivate and retain valued employees, offering them a greater stake in our success and a closer identity with us in order to better align them with the long-term interests of our unitholders, and to reward excellence and performance that increases the value of our units. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards.

As of December 31, 2018, and subject to adjustments as provided in the Plan, there were a total of 722,894 common units available for issuance under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. To date, awards under the Plan that have been granted to the NEOs include time-based vesting conditions (“restricted unit awards”) and performance-based vesting conditions linked to the relative performance of the Partnership’s common units during a pre-determined performance period (“performance-based unit awards”).

The restricted unit awards provide the NEOs with the rights of a unitholder in the Partnership with respect to a restricted unit, except cash distribution paid by the Partnership with respect to such a restricted unit will be credited to a separate account for such restricted unit and, subject to any tax withholding considerations, will be paid to the recipient at the time such restricted unit vests. Historically, the restricted unit awards granted to the NEOs have vested in substantially equal one-third increments so that any restricted unit award (and any related restricted cash distribution) will be 100% vested three-years from the grant date, so long as the award recipient remains continuously employed by the Partnership Entities (as defined in the corresponding restricted unit award agreement) from the date of grant through each applicable vesting date, unless otherwise vesting earlier pursuant to the terms of the restricted unit award with regard to “Change in Control” (as defined in the Plan), death or disability. If an award recipient’s service with the Partnership Entities or membership on the Board, as applicable, is terminated prior to full vesting of the restricted units, then the award recipient will forfeit all unvested restricted units and related restricted cash distributions, except that upon a “Change in Control” or termination of the participant due to death or disability all unvested restricted units and related restricted cash distributions will become immediately vested in full.

Historically, the vesting of the performance-based unit awards, and number of common units of the Partnership distributable pursuant to such vesting, is dependent on the relative performance of the Partnership’s common units compared to an initial peer group consisting of other publicly traded partnerships (provided that the participant remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the performance period and certification of the results, except in certain cases of “Change in Control” or the particiapnt’s death or disability). Vested performance-based unit awards are to be settled in the Partnership’s common units, with the number of such units payable under the award to be calculated by multiplying the target number provided in the performance-based unit award agreement by a performance percentage, which may range from 0% to 200%, depending on the relative performance of the Partnership’s common units over the performance period compared to common units of each member of the peer group. In addition, upon vesting of the performance-based unit award, the award recipient is entitled to receive a cash payment equal to the distribution equivalents accumulated with respect to the target number provided in the performance-based unit award agreement, multiplied by the performance percentage described in the immediately preceding sentence. The typical performance cycle has been a three-year period.

On April 26, 2018, our Board approved grants to Mr. Milling, Mr. Humphrey, Ms. Daniel, and Mr. DeBerry of 8,570 restricted unit awards and 8,570 performance-based unit awards; 3,003 restricted unit awards and 3,003 performance-based unit awards; 4,840 restricted unit awards and 4,840 performance-based unit awards; and 1,268 restricted unit awards and 1,268 performance-based unit awards, respectively. All such restricted unit awards vest in substantially equal one-third increments on each of March 15, 2019, March 15, 2020 and March 15, 2021, subject to accelerated vesting in certain circumstances. All such performance-based unit awards vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three-year period and continued employment of the NEO through the certification period. Vesting of such performance-based unit awards fully accelerates upon a change in control of the Partnership or our general partner, or the death or disability of the NEO. The peer group for such performance-based unit awards consists of 43 other publicly traded partnerships. Vested performance-based unit awards are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon vesting of such performance-based unit awards, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage.

Effective December 31, 2018, Mr. Humphrey resigned as Chief Financial Officer of the Partnership and all of his restricted unit awards and performance-based unit awards and related cash distributions paid thereon that had not vested prior to December 31, 2018 were forfeited.

In 2018, (i) Mr. Milling and Ms. Daniel had 1,252 restricted units and 337 restricted units, respectively, vest on January 1, 2018, which in each case were originally granted on April 29, 2016, (ii) Mr. Milling, Mr. Humphrey, Ms. Daniel and Mr. DeBerry had 10,529 restricted units, 2,895 restricted units, 5,825 restricted units and 2,590 restricted units, respectively, vest on March 15, 2018, which in each case were originally granted on February 19, 2016, (iii) Mr. Milling, and Ms. Daniel had 2,607 restricted units and 4,914 restricted units, respectively, vest on March 15, 2018, which in each case were originally granted on April 28, 2017, and (iv) Mr. Humphrey had 168 restricted units vest on March 15, 2018, which were originally granted on August 4, 2017.

Severance and Change in Control Arrangements

The NEOs are not parties to any agreements or arrangements with us or our general partner pursuant to which they would receive any payments or benefits in connection with a termination of their employment or a change in control of us our general partner, except that our current restricted unit awards and performance-based unit awards under the Plan contain provisions that could accelerate vesting of the award in certain situations. In the event that one of the NEOs is terminated by us or one of our affiliates prior to the vesting date of the restricted unit awards or performance-based unit awards, all such restricted units and performance-based unit awards will immediately be forfeited without consideration unless such termination is due to the NEO’s death or disability.

For the restricted unit awards and related cash distributions accumulated thereunder, in the event of the NEO’s death or disability, or if a “Change in Control” occurs, all restricted unit awards will become 100% vested. For the performance-based unit awards and related cash distributions accumulated thereunder, the awards granted to the NEOs are earned and vested and/or forfeited, as the case may be, in the amounts described in further detail in the section titled “Potential Payments upon Termination or Change-in-Control” as described below.

The Plan generally defines a “Change in Control” as occurring on one or more of the following events:

(a) the acquisition in one or more transactions by any “person” (as such term is used for purposes of Section 13(d) or Section 14(d) of the Exchange Act) but excluding, for this purpose, (i) the Partnership or any of our parents or their subsidiaries or (ii) any employee benefit plan of any entity described in clause (i) above (the entities described in clauses

(i) and (ii) hereof, “Excluded Persons”), of more than fifty percent (50%) of the combined voting power of the Partnership’s or our general partner’s then outstanding voting securities (the “Voting Securities”);

(b) the consummation of a merger or consolidation involving the Partnership or our general partner if the owners of the Partnership or our general partner (as applicable), immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, at least fifty percent (50%) of the combined voting power of the outstanding voting securities of the entity resulting from such merger or consolidation; or

(c) the acquisition by any “person” (as such term is used for purposes of Section 13(d) or Section 14(d) of the Exchange Act), other than an Excluded Person, in a single transaction or in a series of related transactions occurring during any period of 12 consecutive months, of assets from the Partnership or our general partner that have a total gross fair market value equal to or more than 51% of the total gross fair market value of all of the assets of the Partnership or our general partner (as applicable) and its subsidiaries (determined on a consolidated basis) immediately prior to such acquisition or acquisitions.

The Short-Term Bonus provided by Ciner Corp also contains provisions that could accelerate vesting of the payment in certain situations. For the Short-Term Bonus, if a “change in control” occurs, those individuals associated with the business that is sold will be paid their pro-rata portion of the applicable incentive award. To be eligible, a participant must be an active employee as of the date of the sale. The pro-rata calculation will use the participant’s annual base salary in effect as of the date of the sale and actual business results through the date of the sale. The financial goals and the individual participation percentage will be pro-rated through the date of the sale and no individual performance multiplier will apply.

The Short-Term Bonus generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the equity interests or assets in one of the businesses covered by the Short-Term Bonus.

The Cash LTIP also contains provisions that could accelerate vesting of the payment in certain situations. In the event of a participant’s death or disability, all unvested time-based awards accumulated thereunder shall become 100% vested and will be paid as soon as practical after such termination, and in the event of a participant’s death or disability during the three-year measurement period, then the performance-based awards accumulated thereunder shall continue as if employment continued and will be paid to his or her estate when payments are made to all participants after the vesting date at the end of the measurement period.

For the Cash LTIP, if a “change in control” occurs, all unvested time-based awards accumulated thereunder will become fully vested, and all performance-based awards accumulated thereunder will become fully vested and adjusted for actual performance as of the date of the sale. To be eligible, a participant must be an active employee as of the date of the sale. For the performance-based awards thereunder, the calculation for a “change in control” event will use the participant’s target award amount and actual business results through the date of the sale, and the Partnership’s TUR performance will be determined compared to the peer group performance on the date of the sale.

The Cash LTIP generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the Ciner Corp’s equity interests or assets.

Other Elements of Compensation and Perquisites

Neither we nor our general partner sponsor any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans or any retirement plans for the NEOs, and neither we nor our general partner provide the NEOs with any perquisites. Instead, these types of benefits are provided in certain situations to the NEOs in connection with their employment by Ciner Corp and are governed in all cases by the terms of the applicable plan documents. The NEOs have been eligible to participate under the same plans that Ciner Corp offers to its other employees with respect to medical, dental, vision, disability and life insurance plans, and the NEOs have participated in the Short-Term Bonus, the Ciner Pension Plan, the Ciner Benefit Equalization Plan, the 401(k) Plan and the Post-Retirement Plan. The NEOs participate in these plans on the same basic terms as all other similarly situated employees. The NEOs also participate in Deferred Compensation Plans and receive certain perquisites provided by Ciner Corp. All determinations with respect to such benefits are made by Ciner Corp, or the plans, as the case may be, without input from us or our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us under the provisions of the Services Agreement.

Compensation Committee Interlocks and Insider Participation

As a limited partnership, we are not required by the New York Stock Exchange (“NYSE”) to establish a compensation committee. As discussed above, we do not employ any of the NEOs and, outside of the Plan, all compensation granted to the NEOs is under Ciner Corp’s ultimate direction and control. Mr. Milling, our general partner’s Chief Executive Officer, participates in his capacity as a director of our general partner in the deliberations of our Board concerning the annual management fee and the grants under the Plan. While Mr. Milling makes recommendations to our Board regarding NEO compensation provided thereunder, Mr. Milling is not present for any discussions regarding his performance or compensation. Although our Board does not currently intend to establish a compensation committee, it may do so in the future.

Compensation Consultants

Our Board did not retain a compensation consultant in 2018.

Unit Ownership Requirements

Neither we nor our general partner has established unit ownership requirements for the NEOs, provided that, in order to more closely align the interests of non-management directors of our general partner and unitholders in us, we and our general partner have equity ownership guidelines that require non-management directors of our general partner to hold common units in the Partnership within five years from their initial election date to our board that have an aggregate value equivalent to three times the annual cash retainer provided by our board to such director.

Guidelines for Trading by Insiders

We and our general partner maintain policies that govern trading in our common units by the officers and directors of our general partner who are required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-approval requirements for all trades in our common units and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. These policies also prohibit such persons from short selling, purchasing our common units on margin or pledging our common units.

Compensation Risk Assessment

Based on an internal review by our Board of the Plan, the Services Agreement and its understanding of the material compensation programs of Ciner Corp, our general partner has concluded that there are no plans that provide meaningful incentives for employees, including the NEOs, to take risks that would be reasonably likely to have a material adverse effect on the Partnership.

CEO Pay Ratio

Neither we nor our general partner have any employees. As a result, we have no basis for disclosing the annual compensation and corresponding ratio as required under Item 402(u) of Regulation S-K.

Compensation Committee Report

Our Board has reviewed and discussed with management the compensation discussion and analysis contained in this Report as required by Item 402(b) of Regulation S-K. Based on such review and discussion, our Board has recommended that this Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2018.

Members of the board of directors of Ciner Resource Partners LLC

Atilla Ciner
Alec G. Dreyer
Michael E. Ducey
Kirk H. Milling
Doðan Pençe
Oðuz Erkan
Thomas W. Jasper

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to the NEOs and allocated to the Partnership for the fiscal years ended December 31, 2018, 2017 and 2016, as applicable. Other than for awards granted under the Plan, it is Ciner Corp that has ultimate-decision making authority to determinate and approve the compensation program and individual compensation of the employees that perform services on our behalf, including the NEOs, and we reimburse Ciner Corp for such services and compensation under the Services Agreement. Other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with our Services Agreement with Ciner Corp. We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value(4)	All Other Compensation ($)(5)	Total ($)
Kirk H. Milling, Chairman of the Board, President and Chief Executive Officer	2018	$360,843	$29,764	$579,161	$276,839	____(6)	$17,932	$1,264,539
	2017	422,065	35,172	560,127	175,030	543,852	36,062	1,772,308
	2016	417,620	35,327	612,096	179,128	280,705	24,251	1,268,422
Scott R. Humphrey, Chief Financial Officer(7)	2018	255,122	—	202,943	68,884	—	20,670	547,619
	2017	220,962	37,442	321,679	53,762	—	24,545	658,390
Nicole C. Daniel, Vice President, General Counsel and Secretary	2018	211,762	13,546	327,087	131,114	—	20,090	703,599
	2017	266,924	18,907	593,123	86,481	—	26,175	991,610
	2016	292,644	19,655	260,101	101,640	—	16,368	690,408
Christopher L. DeBerry, Chief Accounting Officer(8)	2018	$175,839	$3,849	$85,691	$51,163	$—	$15,065	$331,607

(1) The amounts shown in the “Bonus Column” reflect the awards under Ciner Corp’s Cash LTIP that are time-based. Amounts for 2017 and 2016 were previously included in the “Non-Equity Incentive Plan Compensation” column and reported when paid. Since there are no performance metrics tied to this portion of the award under the Cash LTIP, they have now been reported in the “Bonus” column as earned.

(2) The amounts shown in the “Unit Awards” column reflect the full aggregate grant date fair value of the performance-based unit awards and the restricted unit awards granted to the NEOs during the applicable period, as determined in accordance with ASC Topic 718, and as determined without regard to potential forfeitures (the amounts shown do not reflect the actual value that may be recognized by each NEO). For the restricted unit awards, the fair value per unit is equal to the closing sale price of our common units on the NYSE on the dates of the applicable grants ($29.60 on April 29, 2016, $28.46 on April 28, 2017, $26.04 on August 4, 2017 and $26.05 on April 26, 2018). The performance-based unit awards contain a relative total shareholder return vesting condition, which are considered market-based awards under applicable accounting guidance. The grant date fair value for the performance-based unit awards was based on a per unit price of $43.93 on August 31, 2016, $43.14 on April 28, 2017, $38.73 on August 4, 2017 and $41.53 on April 26, 2018, which was determined based on the probability of achieving the performance target utilizing a Monte Carlo simulation model, and the amounts in the table above reflect the value of the performance-based unit awards at the target (or 100%) level. For a discussion of the valuation assumptions applicable to the Unit Awards, please see Note 12 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.

(3) For the year ended December 31, 2018, the amounts shown in this column reflect awards Ciner Corp’s Short-Term Bonus that are expected to be allocated to, and reimbursed by, us under the Services Agreement. Given the timing of when payments are to be made in 2019 for the year ended December 31, 2018, the 2018 amounts represent payments which were earned in 2018 and are expected to be paid in early 2019, using an estimated payout of approximately 77%, which may not be indicative of the payout the NEO will actually receive. For the years ended December 31, 2017 and 2016, the amounts shown in this column have been updated to reflect awards under Ciner Corp’s Short-Term Bonus compensation programs that were allocated to us, and reimbursed by, us under the Services Agreement. The 2017 amounts now represent payments that were earned in 2017 and paid by us in early 2018 and the 2016 amounts now represent payments that were earned in 2016 and paid by us in early 2017. Short-Term Bonus amounts were previously reported in the year payment was made, not earned. Amounts in this column also include payments made under the Cash LTIP for the performance-based portion of that plan (2018 only) and the Ciner Corp profit sharing plan (2016 only) which are each sponsored by Ciner Corp and were allocated to and reimbursed by us under the Services Agreement.

(4) The amounts shown in this column reflect the annual change in actuarial present value of accumulated benefits under the Ciner Penson Plan and Ciner Benefit Equalization Plan sponsored by Ciner Corp. There are no deferred compensation earnings reported in this column as the non-qualified deferred compensation plans do not provide above-market or preferential earnings.

(5) Amounts shown in this column for 2018 include the following: taxable gifts, taxable compensation for wellness programs, employer contributions to non-qualified deferred compensation plans, taxable value of company-provided vehicles, taxable value of fitness center reimbursements, company contributions to Health Savings Accounts, value of country club membership, company contributions to the 401(k) plan.

(6) The change in actuarial present value of accumulated benefits under the Ciner Pension Plan and Ciner Benefit Equalization Plan decreased $841 from December 31, 2017 to December 31, 2018 as the discount rate increased from 3.40% to 4.05% for the Ciner Pension Plan and 3.50% to 4.15% for the Ciner Benefit Equalization Plan which resulted in decreases in the respective liability during the period.

(7) Mr. Humphrey resigned as the Chief Financial Officer of our general partner as effective December 31, 2018 and as a result, outstanding unvested restricted unit awards and performance-based unit awards granted to him were forfeited.

(8) Mr. DeBerry became one of the NEOs upon his promotion to Chief Accounting Officer of our general partner in 2018. Consequently, compensation information was not reported for the prior years. Effective January 1, 2019, Mr. DeBerry was appointed the principal financial officer for the Partnership.

Grants of Plan-Based Awards
The following table provides information regarding the amounts that could have been earned under Ciner Corp’s Short-Term Bonus and the Plan and allocated to us under the Services Agreement with respect to 2018.

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts under Equity Incentive Plan Awards (2)

Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units (#)(3)	Grant Date Fair Value of Unit Awards ($)(4)
Kirk H. Milling
Short-Term Bonus	—	$61,223	$244,891	$489,781	—	—	—	—	—
Restricted Units	4/28/2018	—	—	—	—	—	—	8,570	$223,249
Performance Units	4/28/2018	—	—	—	4,285	8,570	17,140	8,570	355,912
Scott R. Humphrey (5)
Short-Term Bonus	—	22,754	91,104	182,028	—	—	—	—	—
Restricted Units	4/28/2018	—	—	—	—	—	—	—	—
Performance Units	4/28/2018	—	—	—	—	—	—	—	—
Nicole C. Daniel
Short-Term Bonus	—	35,362	141,446	282,892	—	—	—	—	—
Restricted Units	4/28/2018	—	—	—	—	—	—	—	—
Performance Units	4/28/2018	—	—	—	2,420	4,840	9,680	4,840	201,005
Christopher L. DeBerry
Short-Term Bonus	—	$13,716	$54,863	$109,725	—	—	—	—	—
Restricted Units	4/28/2018	—	—	—	—	—	—	1,268	33,031
Performance Units	4/28/2018	—	—	—	634	1,268	2,536	1,268	$52,660

(1) Reflects the estimated 2018 cash payouts allocable to the Partnership under the Short-Term Bonus in respect of 2018 performance at the threshold, target and maximum levels with respect to each performance measure. All such amounts are primarily set without input from us, our general partner or our Board, and reflect amounts that can be allocated to the Partnership under the Services Agreement. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to the Partnership under the Services Agreement. The expected amounts to be allocated to the Partnership for the actual bonus payouts for each NEO under the Short-Term Bonus for 2018 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table set forth above.
(2) Reflects the estimated future payouts allocable under the Partnership’s performance-based unit awarded in 2018. Under the performance-based unit awards, participants may earn from 0% to 200% of the targeted award based on the Partnership’s relative total unitholder return performance over a three-year performance period. If earned, the awards are to be paid in common units, though the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage. The threshold value represents the minimum payment (other than zero) that may be earned by the NEO.
(3) Reflects the allocable number of restricted unit awards in 2018 under the Plan. Restricted awards vest ratable over three years, beginning on March 15, 2019. For restricted unit awards, any related cash distributions are paid at the same time upon the applicable vesting of the underlying award.
(4) The amounts included in the Grant Date Fair Value of Unit Award column represents the expected allocation to the Partnership of the grant date fair value of the awards made to the NEOs in 2018 computed in accordance with FASB ASC Topic 718.
(5) Mr. Humphrey resigned as the Chief Financial Officer of our general partner effective December 31, 2018 and, as a result, outstanding unvested restricted unit awards and performance-based unit awards granted to him were forfeited.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table summarizes the outstanding equity awards held by the NEOs for the fiscal year ended December 31, 2018. Other than awards granted under the Plan, the NEOs do not receive any grants of equity or equity-based awards in us or Ciner Corp.

Name	Grant Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units that Have Not Vested ($)(2)
Kirk H. Milling	4/29/2016	1,252(3)	$ 34,660	—	—
	8/31/2016	—	—	3,756(6)	106,075
	4/28/2017	5,216(4)	132,586	7,823(7)	203,288
	4/26/2018	8,570(4)	198,404	8,570(8)	203,263
Scott R. Humphrey(9)	4/28/2017	—	—	—	—
	8/4/2017	—	—	—	—
	4/26/2018	—	—	—	—
Nicole C. Daniel	4/29/2016	337(3)	9,330	—	—
	8/31/2016	—	—	1,010(6)	28,524
	4/28/2017	9,830(4)	249,869	4,022(7)	104,516
	4/26/2018	4,840(5)	112,051	4,840(8)	114,795
Christopher L. DeBerry	4/26/2018	1,268(5)	$ 29,355	1,268(8)	$ 30,074

(1) The market value is based on the closing price of our common units on the NYSE on
December 31, 2018, which was $21.45, plus (i) for purposes of footnote (3) below included $6.234 in accrued distributions per common unit, (ii) for purposes of footnote (4) below included $3.969 in accrued distributions per common unit, and (iii) for purposes of footnote (5) below included $1.701 in accrued distributions per common unit.

(2) Calculated by multiplying the number of performance-based unit awards reported in the preceding column by the closing price of our common units on the NYSE on December 31, 2018, which was $21.45, plus (i) for purposes of footnote (6) below included $6.79150 in accrued distributions per common unit, (ii) for purposes of footnote (7) below included $4.5360 in accrued distributions per common unit, and (iii) for purposes of footnote (8) below included $2.2680 in accrued distributions per common unit.

(3) Represents restricted common unit awards that were awarded pursuant to the Plan on April 29, 2016 that have not yet vested. Two-thirds of such restricted common unit awards vested in substantially equal increments on each of January 1, 2017 and January 1, 2018, and the remaining one-third of the restricted common unit awards vested on January 1, 2019.

(4) Represents restricted common unit awards that were awarded pursuant to the Plan on April 28, 2017 that have not yet vested. One-third of such restricted common unit awards vested on March 15, 2018, and the remaining two-thirds of the restricted common unit awards vest in substantially equal increments on March 15, 2019 and March 15, 2020, subject to accelerated vesting in certain circumstances.

(5) Represents restricted common unit awards that were awarded pursuant to the Plan on April 26, 2018 that have not yet vested. The restricted common unit awards vest in substantially equal increments on March 15, 2019, March 15, 2020 and March 15, 2021, subject to accelerated vesting in certain circumstances.

(6) These performance-based unit awards were awarded under the Plan on August 31, 2016, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three-year period ending December 31, 2018 and continued employment of the NEO through certification of the results. Vesting fully accelerates upon a change in control of the Partnership or our general partner, or the death or disability of the NEO. The peer group consists of 26 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage. The results were certified on January 28, 2019 and these performance-based unit awards were vested on that date. Our unit holder return over the measurement period was 31.42% which was positioned at the 72.22 percentile of the peer group resulting in a 188.89% multiplier.

(7) These performance-based unit awards were awarded under the Plan on April 28, 2017, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three-year period ending December 31, 2019 and continued employment of the NEO through certification of the results. Vesting fully accelerates upon a change in control of the Partnership or our general partner, or the death or disability of the NEO. The peer group consists of 44 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage.

(8) These performance-based units were awarded under the Plan to the NEOs on April 26, 2018, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three-year period ending December 31, 2020 and continued employment of the NEO through certification of the results. Vesting fully accelerates upon a change in control of the Partnership or our general partner, or the death or disability of the NEO. The peer group consists of 44 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage.

(9) Mr. Humphrey resigned as the Chief Financial Officer of our general partner effective December 31, 2018 and, as a result, outstanding unvested restricted unit awards and performance-based unit awards granted to him were forfeited.

Units Vested Table

The following table provides information related to the vesting of restricted units and performance-based units during fiscal year ended 2018.

	Ciner Resources LP Unit Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting(1)
Mr. Milling	14,388	$459,822
Mr. Humphrey	3,063	$93,075
Ms. Daniel	11,076	$349,651
Mr. DeBerry	2,590	$78,783

(1)
This column reflects restricted unit awards and performance unit awards that vested in 2018 and the fair market value of the common units on the date of vesting, which includes accrued distributions for such common units since the grant date.

Pension Benefits

Although neither we nor our general partner sponsors a pension or defined benefit program, Ciner Corp maintains a defined benefit pension for the NEOs, which we reimburse Ciner Corp for a portion thereof allocated to us under the Services Agreement. The following table lists the pension program participation and actuarial present value of the NEO’s defined benefit pension as of December 31, 2018, for NEOs for whom we reimburse Ciner Corp for a portion thereof allocated to us under the Services Agreement. The allocated expense for each NEO is included in the “All Other Compensation” column of the Summary Compensation Table above. The following table provides information on pension benefit plans of the NEOs as of December 31, 2018, for whom we reimburse Ciner Corp under the Services Agreement.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)
Mr. Milling	Ciner Pension Plan	19.75	$498,592	—
	Ciner Benefit Equalization Plan	19.75	$1,941,111	—
Mr. Humphrey	None	n/a	n/a	n/a
Ms. Daniel	None	n/a	n/a	n/a
Mr. DeBerry	None	n/a	n/a	n/a

(1) Years of credited service include service recognized under the predecessor OCI Enterprises Inc. plans from which these plans were assumed by Ciner Corp effective October 24, 2015.

Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans

Although neither we nor our general partner sponsors a nonqualified deferred compensation or other nonqualified deferred compensation plan, Ciner Corp maintains a nonqualified deferred compensation plan for certain of its employees, including the NEOs, which we reimburse Ciner Corp for a portion thereof allocated to us under the Services Agreement. The nonqualified deferred compensation plan allows individuals to defer up to 80% of their base pay and up to up to 100% of their Short-Term Bonus. In addition, Ciner Corp. contributes a matching contribution on compensation in excess of the dollar amount under Section 401(a)(17) of the IRS code ($275,000 for 2018). That matching contribution is equal to 100% of the first 4% that the NEO contributes to the plan and 50% of the next 2% that an individual contributes to the plan. Ciner Corp. also makes an additional discretionary contribution to the plan for individuals hired on or after May 1, 2001. That additional discretionary contribution is equal to 3% of the annual base pay in excess of the dollar amount under Section 401(a)(17) of the IRS code ($275,000 for 2018), provided the individual is employed on December 31 for such year. The allocated expense for each NEO is included in the “All Other Compensation” column of the Summary Compensation Table above. The following table provides information on nonqualified deferred compensation of the NEOs as of December 31, 2018, for whom we reimburse Ciner Corp under the Services Agreement.

		For the Year Ended December 31, 2018
Name	Beginning Balance	Executive Contribution	Registrant Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2017 ($)(3)
Kirk H. Milling	$15,513	—	—	$225	—	$15,737
Scott R. Humphrey	—	—	—	—	—	—
Nicole C. Daniel	$4,525	$35,632	$9,575	$(1,818)	—	$47,914
Christopher L. DeBerry	—	—	—	—	—	—

(1) These amounts represent matching and discretionary contributions under the Ciner Deferred Compensation Plan. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table”.
(2) These amounts represent earnings on plan balances from January 1 to December 31, 2018. These amounts are not included in the “Summary Compensation Table”.
(3) The total reflects contributions by Messrs. Milling’s and DeBerry’s and Ms. Daniel’s contributions by us, and earnings on balances prior to 2018, plus contributions by Messrs. Milling and DeBerry and Ms. Daniel and earnings from January 1, 2018, through December 31, 2018 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” described in footnote 2 immediately above).

Potential Payments upon Termination or Change-in-Control

None of the Partnership, our general partner or Ciner Corp are parties to any agreements or arrangements with the NEOs pursuant to which the NEOs would receive any benefits in connection with a termination of their employment.

While neither we nor our general partner maintain employment agreements or severance agreements with our named executive officers, our current restricted unit awards and performance-based unit awards under the Plan and awards granted by Ciner Corp under the Cash LTIP and Short-Term Bonus and allocated to us contain provisions that could accelerate vesting of the award in certain situations, in the event of a (i) termination of an employee due to death or disability or (ii) a change in control (as described below). In the event of termination of employment for any other reason than described below, all restricted unit awards and performance-based unit awards that are still unvested shall be forfeited.

Termination
Pursuant to the terms of the award agreements issued under the Plan, for the restricted unit awards, in the event of a termination of an employee due to death or disability, all restricted unit awards and related cash distribution accumulated thereunder shall become 100% vested. Pursuant to the terms of the award agreements issued under the Plan, for the performance-based unit awards, in the event of the NEO’s death or disability during the three-year measurement period, then performance-based unit awards are resolved as follows:

(i) if such event occurs during the first year of the measurement period for the performance-based unit awards, all such performance-based unit awards and related accumulated distributions are forfeited for no consideration;

(ii) if such event occurs during second year of the measurement period for the performance-based unit awards, then such performance-based unit awards and related accumulated distributions are earned and vested at 33% of the target units for such awards; and

(iii) if such event occurs, during the last year of the measurement period for the performance-based unit awards, then such performance-based unit awards and related accumulated distributions are earned and vested at 67% of the target units for such awards.

Pursuant to the terms of the award agreements issued under the Plan, for the performance-based unit awards, in the event of the NEO’s death or disability after the measurement period, but prior to the determination date for such performance-based unit awards, the participant’s outstanding performance-based unit awards and distribution equivalents shall be earned and vest if at all, based on the attainment of such performance criteria, as determined by the administrator, with all remaining performance-based unit awards (and accumulated distributions associated with such performance-based unit awards) being immediately forfeited for no consideration.

Pursuant to the terms of the Cash LTIP, for the time-based awards accumulated thereunder, in the event of a termination of an employee due to death or disability, all time-based awards accumulated thereunder shall become 100% vested and will be paid as soon as practical after such termination. Pursuant to the terms of the Cash LTIP, for the performance-based awards accumulated therender, in the event of the NEO’s death or disability during the three-year measurement period, then the performance-based awards thereunder shall continue as if employment continued and paid to his or her estate when payments are made to all participants after the vesting date at the end of the measurement period.

Change in Control Benefits

Pursuant to the terms of the award agreements issued under the Plan, for the restricted unit awards and related cash distributions accumulated thereunder, in the event of a “Change in Control”, all restricted unit awards and related cash distributions accumulated thereunder shall become 100% vested. Pursuant to the terms of the award agreements issued under the Plan, for the performance-based unit awards, in the event of a “Change in Control” then the performance-based unit awards and the related cash distributions accumulated thereunder shall vest and forfeit as follows:

(i) in the event a Change of Control occurs before three-year measurement period has been completed, then the measurement period shall be deemed to end on the date of such Change in Control, and the participant’s outstanding performance-based unit awards and distribution equivalents shall be earned and vest, if at all, based on the attainment of such performance criteria, as determined by the administrator, as if the measurement period ended on the date of the Change in Control and as if the ending unit prices were determined as of the date of the Change in Control, with all remaining performance-based unit awards (and accumulated distributions associated with such performance-based unit awards) being immediately forfeited for no consideration; and

(ii) in the event a Change in Control occurs after the three-year measurement period has been completed but prior to the determination date for such performance-based unit awards, on the date of the Change in Control, the participant’s outstanding performance-based unit awards and accumulated distributions associated with such performance-based unit awards shall be earned and vest, if at all, based on the attainment of such performance criteria as described in performance unit awards, as determined by the administrator of the Plan, with all remaining performance-based unit awards (and accumulated distributions associated with such performance-based unit awards) being immediately forfeited for no consideration; and

The Plan generally defines a “Change in Control” as occurring on one or more of the following events:

(a) the acquisition in one or more transactions by any “person” (as such term is used for purposes of Section 13(d) or Section 14(d) of the Exchange Act) but excluding, for this purpose, (i) the Partnership or any of our parents or their subsidiaries or (ii) any employee benefit plan of any entity described in clause (i) above (the entities described in clauses (i) and (ii) hereof, “Excluded Persons”), of more than fifty percent (50%) of the combined voting power of the Partnership’s or our general partner’s then outstanding voting securities (the “Voting Securities”);

(b) the consummation of a merger or consolidation involving the Partnership or our general partner if the owners of the Partnership or our general partner (as applicable), immediately before such merger or consolidation, do not own, directly or indirectly, immediately following such merger or consolidation, at least fifty percent (50%) of the combined voting power of the outstanding voting securities of the entity resulting from such merger or consolidation; or

(c) the acquisition by any “person” (as such term is used for purposes of Section 13(d) or Section 14(d) of the Exchange Act), other than an Excluded Person, in a single transaction or in a series of related transactions occurring during any period of 12 consecutive months, of assets from the Partnership or our general partner that have a total gross fair market value equal to or more than 51% of the total gross fair market value of all of the assets of the Partnership or our general partner (as applicable) and its subsidiaries (determined on a consolidated basis) immediately prior to such acquisition or acquisitions.

Pursuant to the terms of the Cash LTIP, for the time-based awards accumulated thereunder, in the event of a “change in control,” all unvested time-based awards accumulated thereunder shall become 100% vested. Pursuant to the terms of the Cash LTIP, for the performance-based awards, in the event of a “change in control,” then the performance-based awards thereunder shall become 100% vested and adjusted for actual performance as of the date of the sale. To be eligible, a participant must be an active employee as of the date of the sale. For the performance-based awards thereunder, the calculation for a “change in control” event will use the participant’s target award amount and actual business results through the date of the sale, and the Partnership’s TUR performance will be determined compared to the peer group performance on the date of the sale. The Cash LTIP generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the Ciner Corp’s equity interests or assets.

Pursuant to the Short-Term Bonus, in the event of a “change in control” prior to the determination date thereunder, the participant’s outstanding awards under the Short-Term Bonus shall be paid their pro-rata portion of the applicable incentive award. To be eligible, a participant must be an active employee as of the date of the sale. The pro-rata calculation will use the participant’s annual base salary in effect as of the date of the sale and actual business results through the date of the sale. The financial goals and the individual participation percentage will be pro-rated through the date of the sale and no individual performance multiplier will apply. The Short-Term Bonus generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the equity interests or assets in one of the businesses covered by the Short-Term Bonus.

The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a “Change in Control” resulting in the accelerated vesting of our restricted units and performance based units held by the NEOs on December 31, 2018 and the amount of expense that could be allocated to us by Ciner Corp under the Services Agreement in connection with certain events of termination or a “change in control” under the Short-Term Bonus and Cash LTIP, as if such event occurred on December 31, 2018. Actual amounts will be determinable only upon termination or a change in control event.

Name	Benefit	Termination Due to Death or Disability ($)(1)	Termination for Any Other Reason ($)	Change of Control with or without Continued Employment ($)(1)
Kirk H. Milling	Plan Common Unit Vesting	$587,381	—	$1,065,472
	Cash LTIP	174,712	—	174,712
	Short-Term Bonus	—	—	151,007
Scott R. Humphrey(2)	Plan Common Unit Vesting	241,624	—	357,199
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	68,883
Nicole C. Daniel	Plan Common Unit Vesting	452,352	—	693,792
	Cash LTIP	88,411	—	88,411
	Short-Term Bonus	—	—	73,845
Christopher L. DeBerry	Plan Common Unit Vesting	170,719	—	225,009
	Cash LTIP	$21,781	—	21,781
	Short-Term Bonus	—	—	$34,889

(1) The amounts reflected above represent the product of the number of restricted units and performance-based units that were subject to vesting/restrictions on December 31, 2018 multiplied by the closing price of our common units of $21.45 on that date.
(2) Mr. Humphrey resigned as the Chief Financial Officer of our general partner effective December 31, 2018.

Director Compensation

Officers or employees of Ciner Corp or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of Ciner Corp or its affiliates receive compensation as “non-employee directors.” Our annual retainer for our non-employee directors consists of approximately $150,000, of which $75,000 is paid in the form of an annual cash retainer and the remaining $75,000 is paid in a grant of common units under the Plan. The lead director, audit committee chair and the conflicts committee chair are paid additional annual retainers of $10,000, $15,000 and $10,000, respectively. Each non-employee director that does not serve as a non-employee director for the entire year, receives a prorated retainer reflecting their partial year of non-employee director service with us.

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
	($)(1)	($)(2)	($)	($)
Michael E. Ducey	$85,000	$73,356	—	$158,356
Thomas W. Jasper	97,083	73,356	—	170,439
Angela A. Minas(3)	17,500	—	—	17,500
Alec G. Dreyer(4)	$37,500	$37,387	—	$74,887

(1) The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.

(2) The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718, for awards of common units as follows: Michael E. Ducey (with 2,690 common units), Thomas W. Jasper (with 2,690 common units) and Alec G. Dreyer (with 1,427 common units).

(3) Resigned effective as of March 11, 2018.

(4) Appointed to our Board and the Audit Committee of our Board effective as of July 1, 2018.

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
The following table sets forth certain information regarding the beneficial ownership of our common units as of March 1, 2019 owned by:

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

Percentage of total units beneficially owned is based on 19,744,301 common units and 399,000 general partner units outstanding. The list of beneficial owners is presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	General Partner’ Units Beneficially Owned	Percentage of General Partner Units Beneficially Owned
Ciner Wyoming Holding Co.(2)	14,551,000	74%	—	—
Ciner Resource Partners LLC (2)	—	—	399,000	100.0%
Kirk H. Milling	54,617	*	—	—
Nicole C. Daniel	30,959	*	—	—
Chris L. DeBerry	8,414	*
Eduard Freydel	7,128	*
Michael E. Ducey	11,307	*	—	—
Thomas W. Jasper	8,236	*	—	—
Alec G. Dreyer	1,427	*	—	—
Dogan Pençe	—	*
Atilla Ciner	—	*
Oğuz Erkan	—	*
All directors and executive officers as a group (10 people)	122,088	*	—	—

* Beneficial ownership represents less than 1% of the Partnership’s outstanding common units.

(1)	Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.

(2)
Ciner Holdings, the sole member of our general partner, owns 14,551,000 common units representing limited partner interests and 100% of the membership interests of our general partner, and our general partner (Ciner Resource Partners LLC) owns 399,000 general partner units representing general partner interests in us. Turgay Ciner owns all of the ownership interests of Akkan Enerji ve Madencilik Anonim Sirketi, which owns all of the ownership interests of KEW Soda, which owns all of the ownership interests of WE Soda, which owns all of the ownership interests of Ciner Enterprises, which owns all of the ownership interests of Ciner Corp, which owns all of the ownership interests of Ciner Holdings, the sole member of our general partner. Each of Turgay Ciner, Akkan Enerji ve Madencilik Anonim Sirketi, KEW Soda, WE Soda Ciner Enterprises and Ciner Corp may, therefore, be deemed to beneficially own the units held by Ciner Holdings and the general partner. The business address of each of WE Soda and KEW Soda is 23 College Hill, London, United Kingdom, EC4R 2RP. The business address of the general partner, Ciner Holdings, Ciner Corp and Ciner Enterprises is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328. The business address of Akkan is ehitmuhtar Cad., 38/1 Taksim, Beyoglu Istanbul, Turkey. The business address of Mr. Ciner is Paşalimanı Caddesi, No:73, 34670 Paşalimanı, Üsküdar, Istanbul, Turkey. The amounts disclosed in this column also include restricted units awarded to our executive officers that are unvested.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2018:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	722,894

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 1, 2019, Ciner Holdings owns 14,551,000 common units representing a 74% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2.0% general partner interest in us and all of our incentive distribution rights.
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
Transactions with Affiliates
Ciner Corp and Ciner Wyoming are party to a sales agency agreement dated June 17, 2015. Under the sales agency agreement, Ciner Corp contracts with customers, including ANSAC and Ciner Group, for the sale of the soda ash that Ciner Wyoming produces, and Ciner Wyoming delivers soda ash directly to the customers. Though Ciner Corp is the contractual party with customers, any risk of loss related to soda ash is passed directly to Ciner Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. Ciner Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with Ciner Wyoming. Ciner Wyoming also bears any risk of loss from liability claims related to soda ash. Ciner Corp receives sales proceeds directly from customers on behalf of Ciner Wyoming, and Ciner Corp then transfers the total proceeds of the sales directly to Ciner Wyoming, less Ciner Corp’s actual costs of sales and marketing. Ciner Corp’s costs are allocated to Ciner Wyoming by OCI Enterprises (prior to the Transaction) and Ciner Corp (subsequent to the Transaction) based on the amount of time spent by Ciner Corp providing such services. For the years ended December 31, 2018, 2017 and 2016, these charges amounted to approximately $14.6 million, $14.5 million and $14.9 million, respectively. Ciner Corp also contracts with various land and sea carriers for freight transportation on behalf of Ciner Wyoming. All such actual freight costs are charged directly to Ciner Wyoming.
Substantially all of Ciner Wyoming’s selling and marketing expenses and general and administrative expenses are expenses charged to Ciner Wyoming by Ciner Corp for actual expenses incurred by it on behalf of Ciner Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.

Ciner Corp, on behalf of Ciner Wyoming, also makes sales of soda ash to Ciner Ic ve Dis Ticaret Anonim Sirketi, or CIDT, an affiliate of Ciner Group that sells soda ash to markets not served by ANSAC. These sales of soda ash to CIDT were approved, in 2016, by the Board of Ciner Wyoming (formerly OCI Wyoming LLC) and by the Audit Committee pursuant to the Related Persons Transaction Policy of the general partner. For the year ended December 31, 2018 and December 31, 2017, sales to CIDT were approximately $0.0 million and $82.3 million, respectively. See Item 8, Financial Statements and Supplementary Data, Note 15 , “Agreements and Transactions with Affiliates,” for more information.

Ciner Corp is a member company of ANSAC and had an approximate 33.0%, 33.2% and 41.1% participation interest at December 31, 2018, 2017 and 2016, respectively. Kirk Milling, the Chief Executive Officer of Ciner Corp and Chairman of the Board and Chief Executive Officer of our General Partner, has served as a director of ANSAC since 2001, and Nicole Daniel, the Vice President, General Counsel and Secretary of Ciner Corp and our General Partner, has served as a director of ANSAC since October 2016. We made approximately 52.0%, 44.7% and 55.2% of our total net sales for the years ended December 31, 2018, 2017 and 2016, respectively, through Ciner Corp’s membership in ANSAC. In addition, ANSAC provides logistics and support services for all of our export sales.

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
ITEM 14. Principal Accounting Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of Ciner Resources LP for the year ended December 31, 2018. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.
Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the years ended December 31, 2018 and December 31, 2017.

	Year ended December 31,	Year ended December 31,
	2018	2017
Audit fees (1)	$1,263,088	$683,396
Audit-related fees (2)	—	—
Tax fees (3)	422,249	367,065
All other fees (4)	—	—
Total	$1,685,337	$1,050,461

(1) Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including consents and other services related to SEC matters. The increase in fees over the prior year is due to 2018 being the first year that the partnership was required to obtain an audit of its internal control over financial reporting.

(2) Audit-related fees represent fees for assurance and related services. This category primarily includes services relating to fees for audit of employee benefits plans.

(3) Tax fees represent fees for professional services rendered in connection with tax compliance. For the year ended December 31, 2018 and 2017, $160,193 and $284,507 of the above tax fees were related to K-1 services.

(4) All other fees represent fees for services not classifiable under the other categories listed in the table above.
Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2018, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

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

10.3*	Sodium Lease (WYW101824), dated June 1, 2018, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming LLC
10.4
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.5
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.6
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.7
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.8
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.9
Sodium Lease (WYW079420), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.10
Sodium Lease (WYW0111730), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.11
Sodium Lease (WYW0111731), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.12
License Agreement, dated July 18, 1961, between Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (as amended by Amendment of License Agreement, dated September 20, 2010, between Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as successor by assignment from Stauffer Chemical Company of Wyoming, and Rock Springs Royalty Company LLC, as successor in interest to Union Pacific Railroad Company) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.13
Amendment - 1961 License Agreement, dated as of June 28, 2018, between Rock Springs Royalty Company LLC and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2018)

10.14
Sodium Lease (WYW079420), dated January 1, 2015, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2014)

10.15
Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

10.16*	Amendment No. 1 to Ciner Resource Partners LLC 2013 Long-Term Incentive Plan
10.17++
Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)

10.18++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2014)

10.19++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.20++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan TR Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2014)

10.21
Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the SEC on July 2, 2014)

10.22
Amendment No. 1 to Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of November 5, 2015 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2016)

10.23
Services Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.24
OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.25
Trademark License Agreement, dated as of October 23, 2015, among Park Holding A.S., Ciner Enterprises Inc., Ciner Resources Corporation (formerly known as OCI Chemical Corporation), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 8, 2019
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
Date: March 8, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Kirk H. Milling	President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, our General Partner (Principal Executive Officer)	March 8, 2019
Kirk H. Milling

/s/ Chris L. DeBerry	Principal Financial Officer and Chief Accounting Officer of Ciner Resource Partners LLC, our General Partner (Principal Financial and Accounting Officer)	March 8, 2019
Chris L. DeBerry

/s/ Atilla Ciner	(Director of Ciner Resource Partners LLC, our General Partner)	March 8, 2019
Atilla Ciner

/s/ Dogan Pençe	(Director of Ciner Resource Partners LLC, our General Partner)	March 8, 2019
Dogan Pençe

/s/ Oğuz Erkan	(Director of Ciner Resource Partners LLC, our General Partner)	March 8, 2019
Oğuz Erkan

/s/ Michael E. Ducey	(Director of Ciner Resource Partners LLC, our General Partner)	March 8, 2019
Michael E. Ducey

/s/ Thomas W. Jasper	(Director of Ciner Resource Partners LLC, our General Partner)	March 8, 2019
Thomas W. Jasper

/s/ Alec G. Dreyer	(Director of Ciner Resource Partners LLC, our General Partner)	March 8, 2019
Alec G. Dreyer

GLOSSARY OF INDUSTRY TERMS
ANSAC: American Natural Soda Ash Corporation, a U.S. export cooperative organized under the provisions of the Webb-Pomerene Act of 1918.
Calciner: A large furnace used to heat and bring about thermal decomposition of trona.
CIDT: Ciner Ic ve Dis Ticaret Anonim Sirketi, an export affiliate and part of the global Ciner Group.
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
Ore Grade: Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.
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