Form 10-Q
period 2019-03-31
Ciner Resources LP
filed 2019-05-10
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 001-36062
CINER RESOURCES LP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	46-2613366 (I.R.S. Employer Identification No.)
Five Concourse Parkway
Suite 2500
Atlanta, Georgia 30328
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (770) 375-2300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partnership interests	CINR	New York Stock Exchange

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,738,407 common units and 399,000 general partner units outstanding at May 3, 2019, the most recent practicable date.

CINER RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary, Ciner Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Ciner Wyoming”. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”), which is currently an affiliate for export sales.
We include cross references to captions elsewhere in this Report, where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$17.5	$10.2
Accounts receivable—affiliates	92.5	70.1
Accounts receivable, net	41.4	36.9
Inventory	24.8	22.3
Other current assets	1.8	2.0
Total current assets	178.0	141.5
Property, plant and equipment, net	278.2	266.7
Other non-current assets	26.7	26.4
Total assets	$482.9	$434.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	20.8	17.6
Due to affiliates	4.3	2.6
Accrued expenses	35.6	44.4
Total current liabilities	60.7	64.6
Long-term debt	147.0	99.0
Other non-current liabilities	9.3	10.9
Total liabilities	217.0	174.5
Commitments and contingencies
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at March 31, 2019 and December 31, 2018)	154.5	153.8
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at March 31, 2019 and December 31, 2018)	3.9	3.9
Accumulated other comprehensive loss	(2.8)	(3.8)
Partners’ capital attributable to Ciner Resources LP	155.6	153.9
Non-controlling interest	110.3	106.2
Total equity	265.9	260.1
Total liabilities and partners’ equity	$482.9	$434.6
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2019	2018
Net Sales:
Sales—affiliates	$77.5	$65.9
Sales—others	52.9	55.3
Net sales	130.4	121.2
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	90.2	86.4
Depreciation, depletion and amortization expense	6.3	6.8
Selling, general and administrative expenses—affiliates	5.5	4.9
Selling, general and administrative expenses—others	1.9	1.5
Total operating costs and expenses	103.9	99.6
Operating income	26.5	21.6
Other income (expenses):
Interest income	0.1	0.6
Interest expense	(1.4)	(1.3)
Total other expense, net	(1.3)	(0.7)
Net income	$25.2	$20.9
Net income attributable to non-controlling interest	12.9	10.8
Net income attributable to Ciner Resources LP	$12.3	$10.1
Other comprehensive loss:
Income/(loss) on derivative financial instruments	$2.0	$(2.2)
Comprehensive income	27.2	18.7
Comprehensive income attributable to non-controlling interest	13.9	9.7
Comprehensive income attributable to Ciner Resources LP	$13.3	$9.0

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.61	$0.51
Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	19.6

  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2019	2018

Cash flows from operating activities:
Net income	$25.2	$20.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	6.3	6.8
Equity-based compensation expenses	0.4	0.4
Other non-cash items	(0.1)	0.1
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	(22.4)	9.3
Accounts receivable, net	(4.5)	(3.2)
Inventory	(2.1)	(3.2)
Other current and non current assets	0.4	0.3
Increase (decrease) in:
Accounts payable	2.2	5.2
Due to affiliates	1.7	0.9
Accrued expenses and other liabilities	(1.5)	(0.2)
Net cash provided by operating activities	5.6	37.3
Cash flows from investing activities:
Capital expenditures	(24.7)	(4.0)
Net cash used in investing activities	(24.7)	(4.0)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	60.0	25.0
Repayments on Ciner Wyoming credit facility	(12.0)	(42.5)
Common units surrendered for taxes	(0.5)	(0.3)
Distributions to common unitholders	(11.1)	(11.1)
Distributions to general partner	(0.2)	(0.2)
Distributions to non-controlling interest	(9.8)	(12.3)
Net cash provided by (used in) financing activities	26.4	(41.4)
Net increase/(decrease) in cash and cash equivalents	7.3	(8.1)
Cash and cash equivalents at beginning of period	10.2	30.2
Cash and cash equivalents at end of period	$17.5	$22.1
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2017	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	9.9	0.2	—	10.1	10.8	20.9
Other comprehensive loss	—	—	(1.1)	(1.1)	(1.1)	(2.2)
Equity-based compensation plan activity	(0.1)	—	—	(0.1)	—	(0.1)
Distributions	(11.1)	(0.2)	—	(11.3)	(12.3)	(23.6)
Balance at March 31, 2018	$147.0	$3.8	$(4.8)	$146.0	$97.2	$243.2

Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Net income	12.1	0.2	—	12.3	12.9	25.2
Other comprehensive income	—	—	1.0	1.0	1.0	2.0
Equity-based compensation plan activity	(0.3)	—	—	(0.3)	—	(0.3)
Distributions	(11.1)	(0.2)	—	(11.3)	(9.8)	(21.1)
Balance at March 31, 2019	$154.5	$3.9	$(2.8)	$155.6	$110.3	$265.9

 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of Ciner Resources LP (the “Partnership,” “CINR,” “Ciner Resources,” “we,” “us,” or “our”), a publicly traded Delaware limited partnership, and its consolidated subsidiary, Ciner Wyoming LLC (“Ciner Wyoming”), which is in the business of mining trona ore to produce soda ash. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership was formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings”), a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All of our soda ash processed is currently sold to various domestic and international customers, including ANSAC which is an affiliate for export sales.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). As of January 1, 2019, we have adopted the guidance outlined in Accounting Standards Codification (“ASC”) Standard 842, Leases (“ASC 842”). For further information on the Partnership’s adoption of this standard, refer to “Recently Issued Accounting Pronouncements” below. There have been no other material changes in the significant accounting policies followed by us during the three month period ended March 31, 2019 from those disclosed in the 2018 Annual Report.
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
Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) to increase the transparency and comparability about leases among entities. Additional ASUs have been issued subsequent to ASU 2016-02 to provide supplementary clarification and implementation guidance for leases related to, among other things, the application of certain practical expedients, the rate implicit in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. ASU 2016-02 and these additional ASUs are now codified as ASC 842. Pursuant to these updates, accounting for leases by lessors remains largely unchanged from current guidance. The update requires that lessees recognize a lease liability and a right of use asset for all leases (with the exception of short-term leases) at the commencement date of the lease and disclose key information about leasing arrangements. For leases less than 12 months, an entity is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The Partnership made this election upon adoption. In preparation for the new requirements, the Partnership completed its evaluation of the lease agreements during 2018. The Partnership adopted ASC 842 effective January 1, 2019 using a modified retrospective approach under which prior comparative periods will not be adjusted, as permitted by the guidance. The Partnership has determined that the adoption of the new standard did not have a material impact on the balance sheet or statement of operations because the Partnership has no material long term leases that are subject to ASC 842. Ciner Corp was determined to be the ultimate lessee for rail car lease agreements under ASC 842, and the Partnership will continue to incur an allocation of rent expense in relation to the use of rail cars leased by Ciner Corp.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (“ASU Topic 815”) – Targeted Improvements to Accounting for Hedging Activities. ASU Topic 815 aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU Topic 815 makes certain targeted improvements to simplify the application of the existing hedge accounting guidance. ASU Topic 815 is effective for us beginning in the first quarter of 2019, with early application permitted. The Partnership adopted ASU Topic 815 effective January 1, 2019 and concluded there is no material impact to the Partnership’s consolidated financial statements.

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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for both the three months ended March 31, 2019 and 2018.
The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2019	2018
Numerator:
Net income attributable to Ciner Resources LP	$12.3	$10.1
Less: General partner’s interest in net income	0.2	0.2
Total limited partners’ interest in net income	$12.1	$9.9

Denominator:
Weighted average limited parter units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	19.6

Net income per limited partner units:
Net income per limited partner units (basic and diluted)	$0.61	$0.51

The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Net income attributable to common unitholders:
Distributions(1)	$6.7	$11.1
Undistributed earnings (Distributions in excess) of net income	5.4	(1.2)
Common unitholders’ interest in net income	$12.1	$9.9

(1) Distributions declared per common unit for the period	$0.340	$0.567
Quarterly Distribution Declared
On May 10, 2019, the Partnership declared its first quarter 2019 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on May 24, 2019 to unitholders of record on May 21, 2019. This distribution amount represents an approximate 40.0% reduction over previously announced cash distributions.  While we are still working on finalizing our capital plans for a new expansion project that we believe will significantly increase our capacity, such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. To maintain a disciplined financial policy and what we believe is a conservative capital structure we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, we have lowered our cash distributions from Wyoming and the Partnership to satisfy at least 50% of the funding for the project, which we believe will be for approximately 10-12 quarters depending upon business performance. We intend to maintain the distribution at this level until such targets are met.
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

(4) assume there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2019	December 31, 2018
Raw materials	$11.8	$10.9
Finished goods	6.5	5.1
Stores inventory	6.5	6.3
Total	$24.8	$22.3
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	March 31, 2019	December 31, 2018
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.99% at March 31, 2019 and December 31, 2018	$147.0	$99.0
Total debt	147.0	99.0
Current portion of long-term debt	—	—
Total long-term debt	$147.0	$99.0

Aggregate maturities required on long-term debt at March 31, 2019 are due in future years as follows:

(In millions)	Amount
2021	$—
2022	147.0
2023 to 2025 and beyond	—
Total	$147.0

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2019	December 31, 2018
Reclamation reserve	$5.5	$5.4
Derivative instruments and hedges, fair value liabilities	3.8	5.5
Total	$9.3	$10.9
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2019	December 31, 2018
Beginning reclamation reserve balance	$5.4	$5.1
Accretion expense	0.1	0.3
Ending reclamation reserve balance	$5.5	$5.4

6. REVENUE

The Partnership has one reportable segment and our revenue is derived from the sale of soda ash which is our sole and primary good and service. We account for revenue in accordance with Revenue from Contracts with Customers (“ASC 606”).

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

Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Condensed Consolidated Balance Sheet as of March 31, 2019. There were no contract assets as of March 31, 2019 or December 31, 2018.

Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded. For the three months ended March 31, 2019, there were no customers that required prepaid freight. There were no contract liabilities as of March 31, 2019 or December 31, 2018.

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

7. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. The Retirement Plans had a net unfunded liability balance of $56.1 million and $56.9 million at March 31, 2019 and December 31, 2018, respectively. The current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs were $0.2 million for the three months ended March 31, 2019 and 2018.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan were $1.4 million and $1.3 million for the three months ended March 31, 2019 and 2018, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $9.0 million and $9.9 million at March 31, 2019 and December 31, 2018, respectively. The decrease in the obligation as of March 31, 2019 as compared to December 31, 2018 is due to Ciner Corp amending its postretirement benefit plan during 2017 to increase eligibility requirements at which participants may begin receiving benefits, implementing a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016. The result of these changes have resulted in a postretirement (benefit) cost being amortized to the liability recorded at Ciner Corp.
The Partnership’s allocated portion of postretirement benefit for the three months ended March 31, 2019 and 2018, were benefits of$(0.6) million and $(0.7) million, respectively.
8. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our 2018 Annual Report.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date, the “Plan” or “LTIP”). As of March 31, 2019, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2019 or 2018.

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

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	71,436	$27.56	94,791	$27.22
Granted	—	—	3,907	26.84
Vested	(32,087)	27.85	(42,892)	25.73
Forfeited	—	—	(396)	28.46
Unvested at the end of the period	39,349	$27.33	55,410	$28.33

(1) Determined by dividing the aggregate grant date fair value of awards by the number of common units.
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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	52,974	$42.22	26,177	$42.93
Granted	—	—	—	—
Vested(2)	(4,766)	43.93	—	—
Forfeited	—	—	—	—
Unvested at the end of the period	48,208	$42.05	26,177	$42.93

(1)Determined by dividing the aggregate grant date fair value of awards by the number of common units.
(2)Total vesting of 9,003 common units net of 5,457 of common units purchased by the Partnership in satisfaction of certain employee tax withholding obligations.

Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$1.0	1.39	$1.5	1.97
Performance-based units	1.0	1.57	0.7	1.73
Total	$2.0		$2.2
9. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of March 31, 2019 and December 31, 2018, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2018	$(3.8)
Other comprehensive loss before reclassification	1.5
Amounts reclassified from accumulated other comprehensive loss	(0.5)
Net current period other comprehensive loss	1.0
Balance at March 31, 2019	$(2.8)
Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2019	2018
Unrealized loss (gain) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(0.2)	$0.1
Mark to market adjustment on natural gas forward contracts	2.2	(2.3)
Loss (gain) on derivative financial instruments	$2.0	$(2.2)

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2019	2018
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$(0.1)	$—	Interest expense
Natural gas forward contracts	(0.4)	0.4	Cost of products sold
Total reclassifications for the period	$(0.5)	$0.4

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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $32.9 million as of March 31, 2019 and December 31, 2018, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.

11. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. In the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC. The termination from ANSAC will be effective as of December 31, 2021. As of March 31, 2019, we have not recognized an asset or liability related to its exit from ANSAC as such an amount is not currently probable or estimable.
All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015, the Partnership entered into a Services Agreement (the “Services Agreement”), among the Partnership, our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the limited liability company agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. These transactions do not necessarily represent arm's length transactions and may not represent all costs if Ciner Wyoming operated on a standalone basis.

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Ciner Corp	$4.6	$4.1
ANSAC (1)	0.9	0.8
Total selling, general and administrative expenses - affiliates	$5.5	$4.9

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
ANSAC	$77.5	$65.9
Total	$77.5	$65.9

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$61.5	$48.7	$0.9	$0.7
CIDT	5.2	7.1	—	—
Ciner Corp	25.8	14.3	3.4	1.9
Total	$92.5	$70.1	$4.3	$2.6

12. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2019	2018
Domestic	$52.9	$55.3
International - ANSAC	77.5	65.9
Total net sales	$130.4	$121.2
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at March 31, 2019 and December 31, 2018. The swaps have various maturities through 2022.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2023. These contracts had an aggregate notional value of $40.1 million and $41.2 million at March 31, 2019 and December 31, 2018, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018:

		Assets		Liabilities
		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Accrued Expenses	$—	$—	$0.5	$0.3
Natural gas forward contracts - current	Accrued Expenses	—	—	1.2	1.6
Natural gas forward contracts - non-current	Other non-current liabilities	—	—	3.8	5.5
Total fair value of derivatives designated as hedging instruments		$—	$—	$5.5	$7.4
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
14. SUBSEQUENT EVENTS
On May 10, 2019, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $19.0 million. This distribution is payable on May 17, 2019.
On May 10, 2019, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2019 of $0.340 per unit will be paid on May 24, 2019 to unitholders of record on May 21, 2019.

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
•our relationships with our customers and or our sales agent’s ability to renew contracts on favorable terms to us;
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
Recent Developments

Reduction in Quarterly Distribution
On May 10, 2019, the Partnership declared its first quarter 2019 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on May 24, 2019 to unitholders of record on May 21, 2019. This distribution amount represents an approximate 40.0% reduction over previously announced cash distributions.  While we are still working on finalizing our capital plans for a new expansion project that we anticipate will increase our capacity up to approximately 3.5 million tons of soda ash per year, it is clear such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years.  When considering infrastructure improvements designed to increase our overall efficiency plus the expansion, our plans could entail up to $400M of new capital investment. We are committed to maintaining a disciplined financial policy with a conservative capital structure, which means we intend to pay for the investment in part through cash generated by the business and in part through debt.  As a result, we have made the decision proactively to lower our cash distributions from Wyoming until we have satisfied at least 50% of the funding for the project, which we expect will take roughly 10-12 quarters depending upon business performance.  We intend to maintain the distribution at this level until such targets are met.  Afterward, we believe increased production levels from our operations will materially improve our available cash and allow us to resume growing our distributions again.
Notice to Terminate Membership in ANSAC
On November 9, 2018, we were informed that Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash. The effective termination date is expected to be December 31, 2021 (the”ANSAC Termination Date”). ANSAC was our largest customer for the years ended December 31, 2018 and 2017 and the three months ended March 31, 2019 and 2018, accounting for 52.0%, 44.7%, 59.4% and 54.4%, respectively, of our net sales. Although ANSAC has been our largest customer for each of the years ended December 31, 2018 and 2017, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash, and therefore we anticipate being able to find export customers regardless of our membership status. Between now and the ANSAC Termination Date, Ciner Corp will continue to have full ANSAC membership benefits and services. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of March 31, 2019, we have not recognized an asset or liability related to the exit from ANSAC as such an amount is not currently probable or estimable.
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
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. In addition, we have begun installation of a new electricity/steam co-generation facility that is estimated to reduce our electricity demand by roughly one-third per year. We expect to commence operations of the co-generation facility in the second half of 2019.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.52: 1.0 and 1.55: 1.0 for the three months ended March 31, 2019 and 2018, respectively.
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

Union Pacific is our largest provider of domestic rail freight services and accounted for 83.0% and 80.5% of our total freight costs during the three months ended March 31, 2019 and 2018, respectively. The increase in the percentage of freight that is related to Union Pacific is due to a greater portion of sales to domestic customers and ANSAC primarily consisting of only rail freight services. Our agreement with Union Pacific expires on December 31, 2019 and there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the three months ended March 31, 2019 and 2018, we had no shortfall payments and do not expect such payments in the future.
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 7, “Employee Compensation” for information on the various benefit plans offered and administered by Ciner Corp.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $4.90 per MMBtu. The average monthly Henry Hub natural gas settlement prices for the three months ended March 31, 2019 and 2018 were $2.92 and $3.08, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
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

The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with RSRC to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) revise the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor through renewal or renegotiation of leases or license, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.

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
First Quarter 2019 Financial Highlights:

•	Net sales of $130.4 million increased 7.6% over the prior-year first quarter;

•	Net income of $25.2 million increased 20.6% over the prior-year first quarter;

•	Adjusted EBITDA of $33.2 million increased 15.3% over the prior-year first quarter;

•	Earnings per unit of $0.61 for the quarter increased 19.6% over the prior-year first quarter of $0.51

•	Quarterly distribution declared per unit of $0.340 decreased 40.0% compared to the prior-year first quarter;

•	Net cash provided by operating activities of $5.6 million decreased 85.0% over prior-year first quarter;

•
Distributable cash flow of $15.6 million was up 18.2% compared to the prior-year first quarter. The distribution coverage ratio was 2.29: 1.00 and 1.16: 1.00 for the three months ended March 31, 2019 and 2018, respectively.

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

The following table sets forth our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In millions, except for operating and other data section)	2019	2018
Net sales:
Sales—affiliates	$77.5	$65.9
Sales—others	52.9	55.3
Net sales	$130.4	$121.2
Operating costs and expenses:
Cost of products sold	90.2	86.4
Depreciation, depletion and amortization expense	6.3	6.8
Selling, general and administrative expenses—affiliates	5.5	4.9
Selling, general and administrative expenses—others	1.9	1.5
Total operating costs and expenses	103.9	99.6
Operating income	26.5	21.6
Interest income	0.1	0.6
Interest expense	(1.4)	(1.3)
Total other expense, net	(1.3)	(0.7)
Net income	25.2	20.9
Net income attributable to non-controlling interest	12.9	10.8
Net income attributable to Ciner Resources LP	$12.3	$10.1

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,033.3	1,037.4
Ore to ash ratio(1)	1.52: 1.0	1.55: 1.0
Ore grade(2)	86.8%	86.0%
Soda ash volume produced (thousands of short tons)	678.8	669.1
Soda ash volume sold (thousands of short tons)	677.1	667.6
Adjusted EBITDA(3)	$33.2	$28.8

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.

(3)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended March 31,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2019	2018	YTD

Net sales:
Domestic	$52.9	$55.3	(4.3)%
International	77.5	65.9	17.6%
Total net sales	$130.4	$121.2	7.6%
Sales volumes (thousands of short tons):
Domestic	224.4	257.0	(12.7)%
International	452.7	410.6	10.3%
Total soda ash volume sold	677.1	667.6	1.4%
Average sales price (per short ton): (1)
Domestic	$235.74	$215.18	9.6%
International	$171.20	$160.50	6.7%
Average	$192.59	$181.55	6.1%
Percent of net sales:
Domestic net sales	40.6%	45.6%	(11.0)%
International net sales	59.4%	54.4%	9.2%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	33.1%	38.5%	(14.0)%
International volume	66.9%	61.5%	8.8%
Total percent of volume sold	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018
Consolidated Results
Net sales. Net sales increased by 7.6% to $130.4 million for the three months ended March 31, 2019 from $121.2 million for the three months ended March 31, 2018, driven by an increase in average sales prices of 6.1% as well as a 1.4% increase in soda ash volumes sold. The increase in sales prices is primarily driven by an increase in domestic and international pricing during the three months ended March 31, 2019, partially offset by a shift in our sales mix between domestic and international sales volumes compared to the first quarter of 2018. Our volumes sold have increased as a result of higher ore grade which resulted in higher production during the first quarter of 2019.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 3.5% to $96.5 million for the three months ended March 31, 2019 from $93.2 million for the three months ended March 31, 2018, primarily due to an increase in freight costs as well as higher variable production costs for the quarter primarily as a result of increased sales and production volumes compared to the first quarter of 2018.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 15.6% to $7.4 million for the three months ended March 31, 2019, compared to $6.4 million for the three months ended March 31, 2018. The primary driver for the increase in selling, general and administrative costs were higher legal fees related to our cogeneration project as well as ongoing discussions related to our exit from ANSAC.  In addition, we had approximately $0.3 million in expenses associated with supporting start-up costs related to our Turkish affiliate’s importation of soda ash into the eastern seaboard. We do not expect these startup costs to continue going forward. We benefit from these imports through commission payments that lower Ciner Resource Corporation’s costs to service Ciner Wyoming’s sales.  Lastly, our sales volumes to ANSAC are increasing and therefore we are paying a higher proportion of their administration costs.

Operating income. As a result of the foregoing, operating income increased by 22.7% to $26.5 million for the three months ended March 31, 2019, compared to $21.6 million for the three months ended March 31, 2018.
Net income. As a result of the foregoing, net income increased by 20.6% to $25.2 million for the three months ended March 31, 2019, compared to $20.9 million for the three months ended March 31, 2018.
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

•
Approximately $78.0 million ($225.0 million, less $147.0 million outstanding), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of March 31, 2019 (during the three months ended March 31, 2019, we had repayments on the Ciner Wyoming Credit Facility of $12.0 million, offset by borrowings of $60.0 million) and

•	$10.0 million available for borrowing under the Revolving Credit Facility as of March 31, 2019.
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
We intend to pay a quarterly distribution to unitholders of record, to the extent we have sufficient cash from our operations after establishment of cash reserves, funding of any acquisitions and expansion capital expenditures and payment of fees and expenses, including payments to our general partner and its affiliates. See Part I, Item 2, Overview, “Recent Developments”, for more information.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2019, we had a working capital balance of $117.3 million as compared to a working capital balance of $76.9 million as of December 31, 2018. The primary driver for the increase in our working capital balance was an increase in due from affiliates primarily related to incremental sales levels to ANSAC and timing of collections as well as timing of affiliate’s funding of pension benefits.

Capital Expenditures
Our operations require investments to expand, upgrade or enhance existing operations and to meet evolving environmental and safety regulations. We distinguish between maintenance and expansion capital expenditures. Maintenance capital expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) are made to maintain, over the long term, our operating income or operating capacity. Examples of maintenance capital expenditures are expenditures to upgrade and replace mining equipment and to address equipment integrity, safety and environmental laws and regulations. Our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves. Expansion capital expenditures are incurred for acquisitions or capital improvements made to increase, over the long term, our operating income or operating capacity. Examples of expansion capital expenditures include the acquisition and/or construction of complementary assets to grow our business and to expand existing facilities, such as projects that increase production from existing facilities or reduce costs, to the extent such capital expenditures are expected to increase our long-term operating capacity or operating income.
We are currently planning to increase maintenance and expansion capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to increase our operating income and operational capacity needs at our Wyoming facility.
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended March 31,
(In millions)	2019	2018
Capital Expenditures:
Maintenance	$1.0	$2.8
Expansion	17.6	4.8
Total	$18.6	$7.6
The increase in expansion capital expenditures during the three months ended March 31, 2019 as compared to the same period ended 2018 was primarily driven by starting phase one of our co-generation facility. Looking ahead, we are finalizing our investment plans to not only improve the sustainability of our existing assets, but also to increase production levels up to approximately 3.5 million tons of soda ash per year. We intend to maintain our disciplined financial policy with a conservative capital structure by funding at least 50% of these investments with cash generated by the business.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$5.6	$37.3	(85.0)%
Investing activities	$(24.7)	$(4.0)	517.5%
Financing activities	$26.4	$(41.4)	(163.8)%
Operating Activities
Our operating activities during the three months ended March 31, 2019 provided cash of $5.6 million, a decrease of 85.0% from the $37.3 million cash provided during the three months ended March 31, 2018, primarily as a result of the following:

•
$26.2 million of working capital used in operating activities during the three months ended March 31, 2019, compared to $9.1 million of working capital provided by operating activities during the three months ended March 31, 2018. The $35.3 million increase in working capital used in operating activities was primarily due to the $22.4 million increase in due-from affiliates in 2019 compared to a $9.3 million decrease in 2018 primarily related to incremental sales levels to ANSAC and timing of collections as well as timing of affiliate’s funding of pension benefits; in addition to

•	an increase of 20.6% in net income of $25.2 million during the three months ended March 31, 2019, compared to $20.9 million for the prior-year.
Investing Activities

We used cash flows of $24.7 million in investing activities during the three months ended March 31, 2019, compared to $4.0 million during the three months ended March 31, 2018, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash provided by financing activities of $26.4 million during the three months ended March 31, 2019 increased by 163.8% over the prior-year cash used in financing activities, largely due to net borrowings of long-term debt of $48.0 million during the three months ended March 31, 2019 compared to the $17.5 million in net repayments during the three months ended March 31, 2018. The increase in net borrowings for the period is primarily related to funding of capital expenditures. Distributions paid during the three months ended March 31, 2019 of $21.1 million was down 10.6% compared to the three months ended March 31, 2018.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	March 31, 2019
Short-term borrowings from banks:
Outstanding amount at period end	$147.0
Weighted average interest rate at period end(1)	4.07%
Average daily amount outstanding for the period	$125.5
Weighted average daily interest rate for the period(1)	4.12%
Maximum month-end amount outstanding during the period	$147.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2019, the interest rate swap contracts had an aggregate notional value of $50.0 million.
Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of March 31, 2019 and December 31, 2018.
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

At March 31, 2019, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

At March 31, 2019, the Partnership was in compliance with all financial covenants of the Revolving Credit Facility.

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

Contractual Obligations

During the three months ended March 31, 2019, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019 (the “2018 Annual Report”).
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 10, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
There have been no other material changes in critical accounting policies followed by us during the three month period ended March 31, 2019 from those disclosed in the 2018 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
(In millions, except per unit data)	2019	2018
Reconciliation of Adjusted EBITDA to net income:
Net income	$25.2	$20.9
Add backs:
Depreciation, depletion and amortization expense	6.3	6.8
Interest expense, net	1.3	0.7
Equity-based compensation expenses	0.4	0.4
Adjusted EBITDA	$33.2	$28.8
Less: Adjusted EBITDA attributable to non-controlling interest	16.5	14.4
Adjusted EBITDA attributable to Ciner Resources LP	$16.7	$14.4

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$16.7	$14.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.3
Less: Maintenance capital expenditures attributable to Ciner Resources LP	0.5	0.9
Distributable cash flow attributable to Ciner Resources LP	$15.6	$13.2

Cash distribution declared per unit	$0.340	$0.567
Total distributions to unitholders and general partner	$6.8	$11.4
Distribution coverage ratio	2.29	1.16

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$5.6	$37.3
Add/(less):
Amortization of long-term loan financing	—	(0.1)
Net change in working capital	26.2	(9.1)
Interest expense, net	1.3	0.7
Other non-cash items	0.1	—
Adjusted EBITDA	$33.2	$28.8
Less: Adjusted EBITDA attributable to non-controlling interest	16.5	14.4
Adjusted EBITDA attributable to Ciner Resources LP	$16.7	$14.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.3
Less: Maintenance capital expenditures attributable to Ciner Resources LP	0.5	0.9
Distributable cash flow attributable to Ciner Resources LP	$15.6	$13.2

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks, and commodity price risks is discussed in Part II, Item 7A of our 2018 Annual Report. There has been no material change in that information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2019 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We completed the implementation of a new Enterprise Resource Planning (“ERP”) system as of January 1, 2019 that supports a significant portion of the Company's business, which resulted in certain changes to the Company's processes and procedures. The ERP implementation has not materially affected, nor is it reasonably likely to materially affect, the Company's ICFR.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2018 Annual Report. There have been no material changes in that information.

Item 1A. Risk Factors
In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Report and our 2018 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31(1)	6,023	$22.16	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31(2)	14,726	24.74	—	—
Total	20,749	$23.99	—	—

(1)Of the 1,589 restricted common units and 9,003 performance units that vested on January 1, 2019, and converted to common units, 566 and 5,457 common units were purchased by the Partnership on January 1, 2019 at closing price of the Partnership’s common units on the NYSE on December 31, 2018, in satisfaction of certain employee tax withholding obligations.

(2)Additionally, of the 30,498 units that vested on March 22, 2019, and converted to common units, 14,726 common units were purchased by the Partnership on March 22, 2019 at closing price of the Partnership’s common units on the NYSE on March 21, 2019, in satisfaction of certain employee tax withholding obligations

Item 3. Defaults Upon Senior Securities

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
3.1
Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)

3.7
Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.8
Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.9
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.10
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.11
Amendment No. 1 to Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019)

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	May 10, 2019
		By:	/s/ Kirk H. Milling
Kirk H. Milling President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	May 10, 2019
		By:	/s/ Chris L. DeBerry
Chris L. DeBerry Principal Financial Officer and Chief Accounting Officer of Ciner Resource Partners LLC, our General Partner (Principal Financial and Accounting Officer)