Form 10-Q
period 2019-06-30
Ciner Resources LP
filed 2019-08-05
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partnership interests	CINR	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,738,407 common units and 399,000 general partner units outstanding at August 2, 2019, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$9.4	$10.2
Accounts receivable—affiliates	100.3	70.1
Accounts receivable, net	35.3	36.9
Inventory	22.4	22.3
Other current assets	2.1	2.0
Total current assets	169.5	141.5
Property, plant and equipment, net	282.7	266.7
Other non-current assets	26.9	26.4
Total assets	$479.1	$434.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14.0	$17.6
Due to affiliates	3.9	2.6
Accrued expenses	33.8	44.4
Total current liabilities	51.7	64.6
Long-term debt	145.5	99.0
Other non-current liabilities	9.3	10.9
Total liabilities	206.5	174.5
Commitments and contingencies (See Note 10)
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at June 30, 2019 and December 31, 2018)	159.4	153.8
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at June 30, 2019 and December 31, 2018)	4.0	3.9
Accumulated other comprehensive loss	(3.6)	(3.8)
Partners’ capital attributable to Ciner Resources LP	159.8	153.9
Non-controlling interest	112.8	106.2
Total equity	272.6	260.1
Total liabilities and partners’ equity	$479.1	$434.6
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2019	2018	2019	2018
Net Sales:
Sales—affiliates	$81.8	$49.6	$159.3	$115.5
Sales—others	48.0	60.3	100.9	115.6
Net sales	129.8	109.9	260.2	231.1
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	90.6	88.7	180.8	175.1
Depreciation, depletion and amortization expense	6.9	7.3	13.2	14.1
Selling, general and administrative expenses—affiliates	5.3	4.3	10.8	9.2
Selling, general and administrative expenses—others	1.7	2.1	3.6	3.6
Litigation settlement	—	(27.5)	—	(27.5)
Total operating costs and expenses	104.5	74.9	208.4	174.5
Operating income	25.3	35.0	51.8	56.6
Other income (expenses):
Interest income	0.1	0.8	0.2	1.4
Interest expense	(1.6)	(1.2)	(3.0)	(2.5)
Other, net	—	(0.1)	—	(0.1)
Total other expense, net	(1.5)	(0.5)	(2.8)	(1.2)
Net income	$23.8	$34.5	$49.0	$55.4
Net income attributable to non-controlling interest	12.5	17.7	25.4	28.5
Net income attributable to Ciner Resources LP	$11.3	$16.8	$23.6	$26.9
Other comprehensive loss:
Income/(loss) on derivative financial instruments	$(1.6)	$(1.0)	$0.4	$(3.2)
Comprehensive income	22.2	33.5	49.4	52.2
Comprehensive income attributable to non-controlling interest	11.7	17.2	25.6	26.9
Comprehensive income attributable to Ciner Resources LP	$10.5	$16.3	$23.8	$25.3

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic and diluted)	$0.56	$0.83	$1.17	$1.34
Limited partner units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	19.7	19.7	19.7
  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2019	2018

Cash flows from operating activities:
Net income	$49.0	$55.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	13.3	14.3
Litigation settlement	—	(27.5)
Equity-based compensation expenses	1.0	1.0
Other non-cash items	0.2	0.1
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	(30.2)	22.8
Accounts receivable, net	1.6	(7.9)
Inventory	(0.3)	(1.5)
Other current and non current assets	—	(0.1)
Increase (decrease) in:
Accounts payable	(3.8)	(0.6)
Due to affiliates	1.3	1.0
Accrued expenses and other liabilities	(4.1)	0.2
Net cash provided by operating activities	28.0	57.2
Cash flows from investing activities:
Capital expenditures	(37.5)	(14.9)
Net cash used in investing activities	(37.5)	(14.9)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	90.0	55.0
Repayments on Ciner Wyoming credit facility	(43.5)	(59.0)
Common units surrendered for taxes	(0.5)	(0.3)
Distributions to common unitholders	(17.9)	(22.3)
Distributions to general partner	(0.4)	(0.5)
Distributions to non-controlling interest	(19.0)	(24.5)
Net cash provided by (used in) financing activities	8.7	(51.6)
Net decrease in cash and cash equivalents	(0.8)	(9.3)
Cash and cash equivalents at beginning of period	10.2	30.2
Cash and cash equivalents at end of period	$9.4	$20.9
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2017	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	9.9	0.2	—	10.1	10.8	20.9
Other comprehensive income/(loss)	—	—	(1.1)	(1.1)	(1.1)	(2.2)
Equity-based compensation plan activity	(0.1)	—	—	(0.1)	—	(0.1)
Distributions	(11.1)	(0.2)	—	(11.3)	(12.3)	(23.6)
Balance at March 31, 2018	147.0	3.8	(4.8)	146.0	97.2	243.2
Net income	16.5	0.3	—	16.8	17.7	34.5
Other comprehensive loss	—	—	(0.5)	(0.5)	(0.5)	(1.0)
Equity-based compensation plan activity	0.6	—	—	0.6	—	0.6
Distributions	(11.2)	(0.3)	—	(11.5)	(12.2)	(23.7)
Balance at June 30, 2018	$152.9	$3.8	$(5.3)	$151.4	$102.2	$253.6

Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Net income	12.1	0.2	—	12.3	12.9	25.2
Other comprehensive income	—	—	1.0	1.0	1.0	2.0
Equity-based compensation plan activity	(0.3)	—	—	(0.3)	—	(0.3)
Distributions	(11.1)	(0.2)	—	(11.3)	(9.8)	(21.1)
Balance at March 31, 2019	154.5	3.9	(2.8)	155.6	110.3	265.9
Net income	11.0	0.3	—	11.3	12.5	23.8
Other comprehensive loss	—	—	(0.8)	(0.8)	(0.8)	(1.6)
Equity-based compensation plan activity	0.7	—	—	0.7	—	0.7
Distributions	(6.8)	(0.2)	—	(7.0)	(9.2)	(16.2)
Balance at June 30, 2019	$159.4	$4.0	$(3.6)	$159.8	$112.8	$272.6

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the six months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). As of January 1, 2019, we have adopted the guidance outlined in Accounting Standards Codification (“ASC”) Standard 842, Leases (“ASC 842”). For further information on the Partnership’s adoption of this standard, refer to “Recently Issued Accounting Pronouncements” below. There have been no other material changes in the significant accounting policies followed by us during the six month period ended June 30, 2019 from those disclosed in the 2018 Annual Report.
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

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350 and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. The ASU does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Partnership is currently evaluating the potential impact this will have on the Partnership’s consolidated financial statements.

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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially dilutive and anti-dilutive units outstanding were immaterial for both the three and six months ended June 30, 2019 and 2018.

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2019	2018	2019	2018
Numerator:
Net income attributable to Ciner Resources LP	$11.3	$16.8	$23.6	$26.9
Less: General partner’s interest in net income	0.3	0.3	0.5	0.5
Total limited partners’ interest in net income	$11.0	$16.5	$23.1	$26.4

Denominator:
Weighted average limited parter units outstanding:
Weighted average common units outstanding (basic and diluted)	19.7	19.7	19.7	19.7

Net income per limited partner units:
Net income per limited partner units (basic and diluted)	$0.56	$0.83	$1.17	$1.34
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Net income attributable to common unitholders:
Distributions(1)	$6.7	$11.2	$13.4	$22.3
Undistributed earnings (Distributions in excess) of net income	4.3	5.3	9.7	4.1
Common unitholders’ interest in net income	$11.0	$16.5	$23.1	$26.4

(1) Distributions declared per common unit for the period	$0.340	$0.567	$0.680	$1.134
Quarterly Distribution Declared
On July 30, 2019, the Partnership declared its second quarter 2019 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on August 28, 2019 to unitholders of record on August 9, 2019. While we are working on finalizing our capital plans for a new expansion project that we believe will significantly increase production levels up to approximately 3.5 million tons of soda ash per year, such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. To maintain a disciplined financial policy and what we believe is a conservative capital structure we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, beginning with the quarter ended March 31, 2019, we lowered our quarterly cash distributions from Ciner Wyoming and the Partnership to $0.340 per unit to satisfy approximately 50% of the funding for the project, which we believe will be for approximately 9-11 quarters depending upon business performance. Subject to our business performance, we intend to maintain the distribution at this level until such targets are met.
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
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution, including for the declared quarterly distributions of $0.340 per unit for the second quarter of 2019. Other than the requirement in our partnership agreement to distribute all of our available cash (as defined there) each quarter, the partnership agreement of the Partnership does not contain a requirement for the Partnership to pay any quarterly cash distributions to its unitholders, and our general partner has considerable discretion to establish cash reserves that would reduce the amount of available cash we distribute to unit holders. The Partnership does not guarantee that it will pay the target amount of the minimum quarterly distribution listed below (or any distributions) on its units in any quarter. The percentage interests set forth below for our general partner (1) include its 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs and (4) assume there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	June 30, 2019	December 31, 2018
Raw materials	$10.7	$10.9
Finished goods	6.0	5.1
Stores inventory	5.7	6.3
Total	$22.4	$22.3
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	June 30, 2019	December 31, 2018
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.91% and 3.99% at June 30, 2019 and December 31, 2018, respectively	$145.5	$99.0
Total debt	145.5	99.0
Current portion of long-term debt	—	—
Total long-term debt	$145.5	$99.0

Aggregate maturities required on long-term debt at June 30, 2019 are due in future years as follows:

(In millions)	Amount
2021	$—
2022	145.5
2023 to 2025 and beyond	—
Total	$145.5

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	June 30, 2019	December 31, 2018
Reclamation reserve	$5.6	$5.4
Derivative instruments and hedges, fair value liabilities	3.7	5.5
Total	$9.3	$10.9
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	June 30, 2019	December 31, 2018
Beginning reclamation reserve balance	$5.4	$5.1
Accretion expense	0.2	0.3
Ending reclamation reserve balance	$5.6	$5.4

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

Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Condensed Consolidated Balance Sheet as of June 30, 2019. There were no contract assets as of June 30, 2019 or December 31, 2018.

Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded. For the six months ended June 30, 2019, there were no customers that required prepaid freight. There were no contract liabilities as of June 30, 2019 or December 31, 2018.

Practical Expedients Exceptions

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

7. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. The Retirement Plans had a net unfunded liability balance of $55.7 million and $56.9 million at June 30, 2019 and December 31, 2018, respectively. The current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for the three months ended June 30, 2019 and 2018 were $0.6 million and $0.1 million, respectively, and $0.8 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended

June 30, 2019 and 2018 were $0.5 million, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $8.0 million and $9.9 million at June 30, 2019 and December 31, 2018, respectively. The decrease in the obligation as of June 30, 2019 as compared to December 31, 2018 is due to Ciner Corp amending its postretirement benefit plan during 2017 to increase eligibility requirements at which participants may begin receiving benefits, implementing a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016. The result of these changes have resulted in a postretirement (benefit) cost being amortized to the liability recorded at Ciner Corp.
The Partnership’s allocated portion of postretirement benefit for the three months ended June 30, 2019 and 2018 were benefits of $0.6 million and $0.7 million, respectively, and benefits of $1.2 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.
8. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards and total return restricted performance unit awards (“TR Performance Unit Awards”). The key terms of our restricted unit awards and TR Performance Unit Awards, including all financial disclosures, are set forth in our 2018 Annual Report.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date, the “Plan” or “LTIP”). As of June 30, 2019, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the six months ended June 30, 2019, a total of 8,832 common units were granted and fully vested to non-employee directors compared to 5,380 common units were granted during the six months ended June 30, 2018. The grant date average fair value per unit of these awards was $25.48 and $27.89 for the six months ended June 30, 2019 and 2018, respectively. The total fair value of these awards were approximately $0.2 million during each of the six months ended June 30, 2019 and 2018.
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

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	71,436	$27.56	94,791	$27.22
Granted	—	—	37,914	26.13
Vested	(32,087)	27.85	(42,892)	25.73
Forfeited	—	—	(396)	28.46
Unvested at the end of the period	39,349	$27.33	89,417	$27.46

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	52,974	$42.22	26,177	$42.93
Granted	—	—	33,994	41.52
Vested(2)	(4,766)	43.93	—	—
Forfeited	—	—	—	—
Unvested at the end of the period	48,208	$42.10	60,171	$42.14

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
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time-based units	$0.8	1.18	$2.1	2.11
Performance-based units	0.8	1.36	1.9	2.25
Total	$1.6		$4.0

9. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of June 30, 2019 and December 31, 2018, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2018	$(3.8)
Other comprehensive income before reclassification	0.5
Amounts reclassified from accumulated other comprehensive loss	(0.3)
Net current period other comprehensive income	0.2
Balance at June 30, 2019	$(3.6)
Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Unrealized loss (gain) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(0.8)	$—	$(1.0)	$0.1
Mark to market adjustment on natural gas forward contracts	(0.8)	(1.0)	1.4	(3.3)
(Loss) gain on derivative financial instruments	$(1.6)	$(1.0)	$0.4	$(3.2)

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2019	2018	2019	2018
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$—	$—	$—	Interest expense
Natural gas forward contracts	0.4	0.3	—	0.7	Cost of products sold
Total reclassifications for the period	$0.5	$0.3	$—	$0.7
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
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $35.3 million and $32.9 million as of June 30, 2019 and December 31, 2018, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.  In May 2019, the State of Wyoming enacted legislation that limits our and other mine operator’s maximum amount of self-bonding.  We have 18 months to comply with the new regulations, which, among other things would reduce the portion we are allowed to self-bond and will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. While we cannot currently predict the availability, costs and terms of such additional financial instruments, as of the date of this Report we anticipate the impact of such additional financial instruments on our net income and liquidity will be limited.

11. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. In the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC. The termination from ANSAC will be effective as of December 31, 2021. As of June 30, 2019, we have not recognized an asset or liability related to its exit from ANSAC as such an amount is not currently probable or estimable.
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

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Ciner Corp	$4.2	$3.6	$8.8	$7.7
ANSAC (1)	1.1	0.7	2.0	1.5
Total selling, general and administrative expenses - affiliates	$5.3	$4.3	$10.8	$9.2

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
ANSAC	$81.8	$49.6	$159.3	$115.5
Total	$81.8	$49.6	$159.3	$115.5

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$64.7	$48.7	$1.1	$0.7
CIDT (1)	5.3	7.1	—	—
Ciner Corp	30.3	14.3	2.8	1.9
Total	$100.3	$70.1	$3.9	$2.6

(1) “CIDT” refers to Ciner Ic ve Dis Ticaret Anonim Sirketi, an export affiliate of the Partnership.

12. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Domestic	$48.0	$60.3	$100.9	$115.6
International - ANSAC	81.8	49.6	159.3	115.5
Total net sales	$129.8	$109.9	$260.2	$231.1
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at June 30, 2019 and December 31, 2018. The swaps have various maturities through 2022.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2023. These contracts had an aggregate notional value of $35.8 million and $41.2 million at June 30, 2019 and December 31, 2018, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018:

		Assets		Liabilities	Liabilities
		June 30, 2019	December 31, 2018		June 30, 2019	December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—	$—	Accrued Expenses	$0.9	$0.3
Natural gas forward contracts - current	Other current assets	0.1	—	Accrued Expenses	2.9	1.6
Natural gas forward contracts - non-current	Other non-current assets	0.3	—	Other non-current liabilities	3.7	5.5
Total fair value of derivatives designated as hedging instruments		$0.4	$—		$7.5	$7.4
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
14. SUBSEQUENT EVENTS
Effective as of July 30, 2019, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $13.0 million. This distribution is payable on August 28, 2019.
On July 30, 2019, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter of 2019 of $0.340 per unit will be paid on August 28, 2019 to unitholders of record on August 9, 2019.

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

These factors should not be construed as exhaustive and we urge you to carefully consider the risks described in this Report, our most recent Form 10-K, and subsequent reports filed with the United States Securities and Exchange Commission (the "SEC"). You may obtain these reports from the SEC’s website at www.sec.gov. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements. Unless required by law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
Recent Developments

Quarterly Distribution
On July 30, 2019, the Partnership declared its second quarter 2019 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on August 28, 2019 to unitholders of record on August 9, 2019. While we are working on finalizing our capital plans for a new expansion project that we believe will significantly increase production levels up to approximately 3.5 million tons of soda ash per year, such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. To maintain a disciplined financial policy and what we believe is a conservative capital structure we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, beginning with the quarter ended March 31, 2019, we lowered our quarterly cash distributions from Ciner Wyoming and the Partnership to $0.340 per unit to satisfy approximately 50% of the funding for the project, which we believe will be for approximately 9-11 quarters depending upon business performance. Subject to our business performance, we intend to maintain the distribution at this level until such targets are met.
Notice to Terminate Membership in ANSAC
On November 9, 2018, we were informed that Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash. The effective termination date is expected to be December 31, 2021 (the”ANSAC Termination Date”). ANSAC was our largest customer for the years ended December 31, 2018 and 2017 and the six months ended June 30, 2019 and 2018, accounting for 52.0%, 44.7%, 61.2% and 50.0%, respectively, of our net sales. Although ANSAC has been our largest customer for each of the years ended December 31, 2018 and 2017 and six months ended June 30, 2019 and 2018, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash, and therefore we anticipate being able to find export customers regardless of our membership status. Between now and the ANSAC Termination Date, Ciner Corp will continue to have full ANSAC membership benefits and services. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of June 30, 2019, we have not recognized an asset or liability related to the exit from ANSAC as such an amount is not currently probable or estimable.

Change in President and Chef Executive Officer
On June 17, 2019, Kirk Milling resigned as the President and Chief Executive Officer of the General Partner of the Partnership, as a member of the board of directors of the General Partner and all committees thereof, as a member of the board of directors of ANSAC, and various other director and officer roles within members of the Ciner Group including as President and a member of the board of managers of Ciner Wyoming. Subsequent to Mr. Milling’s resignation, on June 17, 2019, Oğuz Erkan was appointed as the President and Chief Executive Officer of the General Partner, effective as of June 17, 2019. Mr. Erkan has served as a director of the General Partner since July 2016 and will continue to serve in that role in addition to being the President and Chief Executive Officer of the General Partner.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality

We have a self-bond agreement with the Wyoming Department of Environmental Quality under which we commit to pay directly for reclamation costs. The amount of the bond was $35.3 million and $32.9 million as of June 30, 2019 and December 31, 2018, respectively, which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division.  In May 2019, the State of Wyoming enacted legislation that limits our and other mine operator’s maximum amount of self-bonding.  We have 18 months to comply with the new regulations, which, among other things would reduce the portion we are allowed to self-bond and will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. While we cannot currently predict the availability, costs and terms of such additional financial instruments, as of the date of this Report we anticipate the impact of such additional financial instruments on our net income and liquidity will be limited. For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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
How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.49: 1.0 and 1.51: 1.0 for the three and six months ended June 30, 2019, respectively, and 1.55: 1.0 for each of the three and six months ended June 30, 2018.
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
Union Pacific is our largest provider of domestic rail freight services and accounted for 85.1% and 76.3% of our total freight costs during the three months ended June 30, 2019 and 2018, respectively, and 84.0% and 78.5% of our total freight costs during the six months ended June 30, 2019 and 2018, respectively. The increase in the percentage of freight that is related to Union Pacific is due primarily to our increased sales volume during the current period in addition to a shift in our sales mix between domestic and international volume sold. Our agreement with Union Pacific expires on December 31, 2019 and is currently in active negotiations for renewal, although there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For each of the six months ended June 30, 2019 and 2018, we had no shortfall payments and do not expect such payments in the future.
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
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $4.12 per MMBtu. The average monthly Henry Hub natural gas settlement prices for the three and six months ended June 30, 2019 and 2018 were $2.56 and $2.86, and $2.74 and $2.97 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years.
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
Ciner Group also owns and operates port facilities in Turkey, and one of its other North American subsidiaries entered into an agreement in 2017 to exclusively import soda ash into a port on the east coast of the U.S. Ciner Corp, which is the exclusive sales agent for the Partnership, will serve as the exclusive sales agent of that material and receive a commission on those sales. We believe by having access to that material, Ciner Corp will be able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and over time lower our overall costs to serve and which are subsequently charged to the Partnership.

Second Quarter 2019 Financial Highlights:

•	Net sales of $129.8 million increased 18.1% over the prior-year second quarter; year-to-date net sales of $260.2 million increased 12.6% over the prior-year.

•	Soda ash volume produced and sold increased 16.5% and 16.1% over the prior-year second quarter; year-to-date soda ash volume produced and sold increased 8.4% and 8.3% over the prior-year.

•
Net income of $23.8 million decreased $10.7 million over the prior-year second quarter; year-to-date net income of $49.0 million decreased $6.4 million over the prior-year. The comparative decrease in net income for the three and six months ended June 30, 2019 includes: a $27.5 million litigation settlement in the second quarter of 2018 significantly offset by in excess of an increase of 90,000 and 100,000 tons produced and tons sold during the second quarter and year to date of 2019, respectively, and an increase in average price sold of $3.31 and $7.38 per ton for the three and six months ended June 30, 2019, respectively.

•
Adjusted EBITDA of $32.8 million decreased 23.5% over the prior-year second quarter; year-to-date adjusted EBITDA of $66.0 million decreased 7.9% over the prior-year. The comparative decrease in adjusted EBITDA for the three and six months ended June 30, 2019 includes: a $27.5 million litigation settlement in the second quarter of 2018 significantly offset by in excess of an increase of 90,000 and 100,000 tons produced and tons sold during the second quarter and year to date of 2019, respectively, and an increase in average price sold of $3.31 and $7.38 per ton for the three and six months ended June 30, 2019, respectively.

•
Earnings per unit of $0.560 for the quarter decreased 32.5% over the prior-year second quarter of $0.830; year-to-date earnings per unit of $1.170 decreased 12.7% over the prior-year. Net income attributable to the Partnership for the second quarter of 2018, the measure upon which earnings per unit is calculated, included a $27.5 million litigation settlement whose comparative effects on our current year results are discussed above.

•	Quarterly distribution declared per unit of $0.340 decreased 40.0% compared to the prior-year second quarter and remained flat compared to the first quarter of 2019.

•
Net cash provided by operating activities of $22.4 million increased 12.6% over prior-year second quarter; year-to-date net cash provided by operating activities of $28.0 million decreased by 51.0% over the prior-year.

•
Distributable cash flow of $13.9 million decreased 29.1% compared to the prior-year second quarter; year-to-date distributable cash flow of $29.5 million decreased 9.8% over the prior year. The comparative decrease in distributable cash flow for the three and six months ended June 30, 2019 includes: a $27.5 million litigation settlement in the second quarter of 2018 significantly offset by in excess of an increase of 90,000 and 100,000 tons produced and tons sold during the second quarter and year to date of 2019, respectively, and an increase in average price sold of $3.31 and $7.38 per ton for the three and six months ended June 30, 2019, respectively.

•	The distribution coverage ratio was 2.01 and 1.70 for the three months ended June 30, 2019 and 2018, respectively; and 2.15 and 1.43 for the six months ended June 30, 2019 and 2018, respectively.

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
The following table sets forth our results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for operating and other data section)	2019	2018	2019	2018
Net sales:
Sales—affiliates	$81.8	$49.6	$159.3	$115.5
Sales—others	48.0	60.3	100.9	115.6
Net sales	$129.8	$109.9	$260.2	$231.1
Operating costs and expenses:
Cost of products sold	90.6	88.7	180.8	175.1
Depreciation, depletion and amortization expense	6.9	7.3	13.2	14.1
Selling, general and administrative expenses—affiliates	5.3	4.3	10.8	9.2
Selling, general and administrative expenses—others	1.7	2.1	3.6	3.6
Litigation settlement	—	(27.5)	—	(27.5)
Total operating costs and expenses	104.5	74.9	208.4	174.5
Operating income	25.3	35.0	51.8	56.6
Interest income	0.1	0.8	0.2	1.4
Interest expense	(1.6)	(1.2)	(3.0)	(2.5)
Total other expense, net	(1.5)	(0.5)	(2.8)	(1.2)
Net income	23.8	34.5	49.0	55.4
Net income attributable to non-controlling interest	12.5	17.7	25.4	28.5
Net income attributable to Ciner Resources LP	$11.3	$16.8	$23.6	$26.9

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,006.4	899.1	2,039.6	1,936.5
Ore to ash ratio(1)	1.49: 1.0	1.55: 1.0	1.51: 1.0	1.55: 1.0
Ore grade(2)	86.6%	86.4%	86.7%	86.2%
Soda ash volume produced (thousands of short tons)	674.5	579.0	1,353.3	1,248.1
Soda ash volume sold (thousands of short tons)	678.5	584.6	1,355.6	1,252.2
Adjusted EBITDA(3)	$32.8	$42.9	$66.0	$71.7

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.

(3)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2019	2018	2019	2018	QTD	YTD

Net sales:
Domestic	$48.0	$60.3	$100.9	$115.6	(20.4)%	(12.7)%
International	81.8	49.6	159.3	115.5	64.9%	37.9%
Total net sales	$129.8	$109.9	$260.2	$231.1	18.1%	12.6%
Sales volumes (thousands of short tons):
Domestic	198.7	271.9	423.1	528.9	(26.9)%	(20.0)%
International	479.8	312.7	932.5	723.3	53.4%	28.9%
Total soda ash volume sold	678.5	584.6	1,355.6	1,252.2	16.1%	8.3%
Average sales price (per short ton) (1)
Domestic	$241.57	$221.77	$238.48	$218.57	8.9%	9.1%
International	$170.49	$158.62	$170.83	$159.68	7.5%	7.0%
Average	$191.30	$187.99	$191.94	$184.56	1.8%	4.0%
Percent of net sales:
Domestic net sales	37.0%	54.9%	38.8%	50.0%	(32.6)%	(22.4)%
International net sales	63.0%	45.1%	61.2%	50.0%	39.7%	22.4%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	29.3%	46.5%	31.2%	42.2%	(37.0)%	(26.1)%
International volume	70.7%	53.5%	68.8%	57.8%	32.1%	19.0%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
Consolidated Results
Net sales. Net sales increased by 18.1% to $129.8 million for the three months ended June 30, 2019 from $109.9 million for the three months ended June 30, 2018, primarily driven by an increase in soda ash volumes sold of 16.1% due to higher production for the three months ended June 30, 2019, as well as favorable domestic and international pricing for the quarter. During the second quarter of 2018, production was constrained as a result of unexpected equipment repairs experienced during a planned outage at our facility. The increase in sales prices was also affected by a shift in our sales mix between domestic and international sales volumes for the second quarter of 2019 compared to the second quarter of 2018.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 1.6% to $97.5 million for the three months ended June 30, 2019 from $96.0 million for the three months ended June 30, 2018, primarily due to an increase in freight costs as well as higher variable production costs for the quarter as a result of increased sales and production volumes compared to the second quarter of 2018. Our increased production and freight costs were partially offset by a decrease in employee compensation, medical claims and lower professional fees incurred during the second quarter of 2019.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 9.4% to $7.0 million for the three months ended June 30, 2019, compared to $6.4 million for the three months ended June 30, 2018. The increase was driven primarily by increased compensation expenses incurred during the second quarter of 2019 as well as higher selling and administrative fees relating to our affiliate, ANSAC, as a result of our increased sales volume during the current quarter.
Litigation settlement. During the prior year, we recognized $27.5 million related to the settlement of an action filed against RSRC related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018. The recognition of this settlement lowered our overall operating costs and expenses in the second quarter of 2018, which positively impacted our operating results for such quarter.

Operating income. As a result of the foregoing and primarily the absence of the litigation settlement in the current quarter, operating income decreased by 27.7% to $25.3 million for the three months ended June 30, 2019, compared to $35.0 million for the three months ended June 30, 2018.
Net income. As a result of the foregoing, net income decreased by 31.0% to $23.8 million for the three months ended June 30, 2019, compared to $34.5 million for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
Consolidated Results
Net sales. Net sales increased by 12.6% to $260.2 million for the six months ended June 30, 2019 from $231.1 million for the six months ended June 30, 2018, primarily driven by an increase in soda ash volumes sold of 8.3% due to higher production for the six months ended June 30, 2019 as well as an increase in average sales prices of 4.0%. During the second quarter of 2018 production was constrained as a result of unexpected equipment repairs experienced during a planned outage at our facility. The increase in sales prices was primarily driven by an increase in domestic and international pricing during the first half of 2019. The increase in sales prices was also affected by a shift in our sales mix between domestic and international sales volumes compared to the first half of 2018.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 2.5% to $194.0 million for the six months ended June 30, 2019 from $189.2 million for the six months ended June 30, 2018, primarily due to an increase in freight costs as well as higher variable production costs for the quarter primarily as a result of increased sales and production volumes compared to the first half of 2018. Our increased production and freight costs were partially offset by a decrease in employee compensation, medical claims and lower professional fees incurred during the first half of 2019.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 12.5% to $14.4 million for the six months ended June 30, 2019, compared to $12.8 million for the six months ended June 30, 2018. The increase was primarily due to increased compensation expenses incurred during the first half of 2019 as well as higher legal fees incurred during the first half of 2019 related to our co-generation project and ongoing discussions related to our exit from ANSAC. In addition, we experienced higher selling and administrative fees relating to our affiliate, ANSAC, as a result of our increased sales volume during the first half of 2019.
Litigation settlement. During the prior year, we recognized $27.5 million related to the settlement of an action filed against RSRC related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018. The recognition of this gain lowered our overall operating costs and expenses in the second quarter of 2018, which positively impacted our operating results for the six months ended June 30, 2018.
Operating income. As a result of the foregoing and primarily the absence of the litigation settlement in the current period, operating income decreased by 8.5% to $51.8 million for the six months ended June 30, 2019, compared to $56.6 million for the six months ended June 30, 2018.
Net income. As a result of the foregoing, net income decreased by 11.6% to $49.0 million for the six months ended June 30, 2019, compared to $55.4 million for the six months ended June 30, 2018.

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

•
Approximately $79.5 million ($225.0 million, less $145.5 million outstanding), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of June 30, 2019 (during the six months ended June 30, 2019, we made repayments on the Ciner Wyoming Credit Facility of $43.5 million, offset by borrowings of $90.0 million) and

•	$10.0 million is available for borrowing under the Revolving Credit Facility as of June 30, 2019.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility. We are increasing maintenance and expansion capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to increase our operating income and operational capacity at the Wyoming facility. The amount, timing and classification of any such capital expenditures could affect the amount of cash that is available to be distributed to our unitholders. In addition, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
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
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of June 30, 2019, we had a working capital balance of $117.8 million as compared to a working capital balance of $76.9 million as of December 31, 2018. The primary driver for the increase in our working capital balance was an increase in due from affiliates primarily related to incremental sales levels to ANSAC and timing of collections as well as timing of affiliate’s funding of pension benefits.
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
We are increasing maintenance capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to improve operational reliability at our Wyoming facility.
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
Capital Expenditures:
Maintenance	$4.1	$2.1	$5.2	$4.9
Expansion	6.6	10.7	24.3	15.4
Total	$10.7	$12.8	$29.5	$20.3

The increase in expansion capital expenditures during the six months ended June 30, 2019 as compared to the same period ended 2018 was primarily driven by investing in phase one of our co-generation facility. While we are working on finalizing our capital plans for a new expansion project that we believe will significantly increase our capacity, such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. To maintain a disciplined financial policy and what we believe is a conservative capital structure we intend to pay for the investment in part through cash generated by the business and in part through debt.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,		Percent Increase/(Decrease)
(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$28.0	$57.2	(51.0)%
Investing activities	$(37.5)	$(14.9)	151.7%
Financing activities	$8.7	$(51.6)	(116.9)%
Operating Activities
Our operating activities during the six months ended June 30, 2019 provided cash of $28.0 million, a decrease of 51.0% from the $57.2 million cash provided during the six months ended June 30, 2018, primarily as a result of the following:

•
$35.5 million of working capital used in operating activities during the six months ended June 30, 2019, compared to $13.9 million of working capital provided by operating activities during the six months ended June 30, 2018. The $49.4 million increase in working capital used in operating activities was primarily due to the $30.2 million increase in due-from affiliates in 2019 compared to a $22.8 million decrease in 2018 primarily related to incremental sales levels to ANSAC as well as timing of collections and timing of our funding of pension benefit plans offered and administered by Ciner Corp; and

•
a decrease of 11.6% in net income of $49.0 million during the six months ended June 30, 2019, compared to $55.4 million for the prior-year period. Net income for the second quarter of 2018 included a $27.5 million litigation settlement.

Investing Activities
We used cash flows of $37.5 million in investing activities during the six months ended June 30, 2019, compared to $14.9 million during the six months ended June 30, 2018, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash provided by financing activities of $8.7 million during the six months ended June 30, 2019 increased by 116.9% over the prior-year cash used in financing activities, largely due to net borrowings of long-term debt of $46.5 million during the six months ended June 30, 2019 compared to the $4.0 million in net repayments during the six months ended June 30, 2018. The increase in net borrowings for the period is primarily related to funding of capital expenditures. Distributions paid during the six months ended June 30, 2019 of $37.3 million was down 21.1% compared to the six months ended June 30, 2018.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	June 30, 2019
Short-term borrowings from banks:
Outstanding amount at period end	$145.5
Weighted average interest rate at period end(1)	4.01%
Average daily amount outstanding for the period	$148.5
Weighted average daily interest rate for the period(1)	4.06%
Maximum month-end amount outstanding during the period	$163.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of June 30, 2019, the interest rate swap contracts had an aggregate notional value of $50.0 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of June 30, 2019 and December 31, 2018.
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

At June 30, 2019, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

At June 30, 2019, the Partnership was in compliance with all financial covenants of the Revolving Credit Facility.

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

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019 (the “2018 Annual Report”).
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 10, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
There have been no other material changes in critical accounting policies followed by us during the six month period ended June 30, 2019 from those disclosed in the 2018 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to net income:
Net income	$23.8	$34.5	$49.0	$55.4
Add backs:
Depreciation, depletion and amortization expense	6.9	7.3	13.2	14.1
Interest expense, net	1.5	0.4	2.8	1.1
Restructuring charges and other, net (included in selling, general and administrative expense)	—	0.1	—	0.1
Equity-based compensation expenses	0.6	0.6	1.0	1.0
Adjusted EBITDA	$32.8	$42.9	$66.0	$71.7
Less: Adjusted EBITDA attributable to non-controlling interest	16.6	21.4	33.1	35.9
Adjusted EBITDA attributable to Ciner Resources LP	$16.2	$21.5	$32.9	$35.8

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$16.2	$21.5	$32.9	$35.8
Less: Cash interest expense, net attributable to Ciner Resources LP	0.8	0.5	1.4	0.8
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.5	1.4	2.0	2.3
Distributable cash flow attributable to Ciner Resources LP	$13.9	$19.6	$29.5	$32.7

Cash distribution declared per unit	$0.340	$0.567	$0.680	$1.134
Total distributions to unitholders and general partner	$6.9	$11.5	$13.7	$22.9
Distribution coverage ratio	2.01	1.70	2.15	1.43

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$22.4	$19.9	$28.0	$57.2
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.1)	(0.2)
Net change in working capital	9.3	(4.8)	35.5	(13.9)
Litigation settlement	—	27.5	—	27.5
Interest expense, net	1.5	0.4	2.8	1.1
Other non-cash items	(0.3)	(0.1)	(0.2)	(0.1)
Adjusted EBITDA	$32.8	$42.9	$66.0	$71.7
Less: Adjusted EBITDA attributable to non-controlling interest	16.6	21.4	33.1	35.9
Adjusted EBITDA attributable to Ciner Resources LP	$16.2	$21.5	$32.9	$35.8
Less: Cash interest expense, net attributable to Ciner Resources LP	0.8	0.5	1.4	0.8
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.5	1.4	2.0	2.3
Distributable cash flow attributable to Ciner Resources LP	$13.9	$19.6	$29.5	$32.7

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks and commodity price risks is discussed in Part II, Item 7A of our 2018 Annual Report. There has been no material change in that information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2019 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. We completed the implementation of a new Enterprise Resource Planning (“ERP”) system as of January 1, 2019 that supports a significant portion of the Partnership’s business, which resulted in certain changes to the Partnership’s processes and procedures. The ERP implementation has not materially affected, nor is it reasonably likely to materially affect, the Partnership’s ICFR.

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

10.1*	Separation and Release Agreement, dated July 3, 2019, by and between Kirk H. Milling and Ciner Resources Corporation
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	August 5, 2019
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	August 5, 2019
		By:	/s/ Chris L. DeBerry
Chris L. DeBerry Principal Financial Officer and Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial and Accounting Officer)