Form 10-Q
period 2019-09-30
Ciner Resources LP
filed 2019-11-04
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,757,938 common units and 399,000 general partner units outstanding at November 1, 2019, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$12.2	$10.2
Accounts receivable—affiliates	100.2	70.1
Accounts receivable, net	39.6	36.9
Inventory	21.9	22.3
Other current assets	1.4	2.0
Total current assets	175.3	141.5
Property, plant and equipment, net	287.8	266.7
Other non-current assets	26.4	26.4
Total assets	$489.5	$434.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17.6	$17.6
Due to affiliates	4.7	2.6
Accrued expenses	36.5	44.4
Total current liabilities	58.8	64.6
Long-term debt	133.0	99.0
Other non-current liabilities	10.0	10.9
Total liabilities	201.8	174.5
Commitments and contingencies (See Note 10)
Equity:
Common unitholders - Public and Ciner Holdings (19.7 units issued and outstanding at September 30, 2019 and December 31, 2018)	166.8	153.8
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at September 30, 2019 and December 31, 2018)	4.2	3.9
Accumulated other comprehensive loss	(4.2)	(3.8)
Partners’ capital attributable to Ciner Resources LP	166.8	153.9
Non-controlling interest	120.9	106.2
Total equity	287.7	260.1
Total liabilities and partners’ equity	$489.5	$434.6
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2019	2018	2019	2018
Net Sales:
Sales—affiliates	$80.4	$63.4	$239.7	$178.9
Sales—others	56.8	60.0	157.7	175.6
Net sales	137.2	123.4	397.4	354.5
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	93.9	90.0	274.7	265.1
Depreciation, depletion and amortization expense	6.8	7.3	20.0	21.4
Selling, general and administrative expenses—affiliates	4.4	4.3	15.2	13.5
Selling, general and administrative expenses—others	0.7	1.8	4.3	5.4
Litigation settlement	—	—	—	(27.5)
Total operating costs and expenses	105.8	103.4	314.2	277.9
Operating income	31.4	20.0	83.2	76.6
Other income (expenses):
Interest income	0.1	0.3	0.3	1.7
Interest expense	(1.6)	(1.3)	(4.6)	(3.8)
Other, net	—	—	—	(0.1)
Total other expense, net	(1.5)	(1.0)	(4.3)	(2.2)
Net income	$29.9	$19.0	$78.9	$74.4
Net income attributable to non-controlling interest	15.1	10.0	40.5	38.5
Net income attributable to Ciner Resources LP	$14.8	$9.0	$38.4	$35.9
Other comprehensive loss:
Income/(loss) on derivative financial instruments	$(1.1)	$1.7	$(0.7)	$(1.5)
Comprehensive income	28.8	20.7	78.2	72.9
Comprehensive income attributable to non-controlling interest	14.6	10.9	40.2	37.8
Comprehensive income attributable to Ciner Resources LP	$14.2	$9.8	$38.0	$35.1

Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.74	$0.44	$1.91	$1.78
Net income per limited partner unit (diluted)	$0.73	$0.44	$1.90	$1.78

Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.7	19.7
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.8	19.7
  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2019	2018

Cash flows from operating activities:
Net income	$78.9	$74.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	20.2	21.7
Equity-based compensation expenses	0.4	1.5
Other non-cash items	0.3	0.2
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	(30.0)	34.0
Accounts receivable, net	(2.7)	(4.6)
Inventory	—	(0.9)
Other current and non current assets	0.7	0.3
Increase (decrease) in:
Accounts payable	(1.2)	2.2
Due to affiliates	2.1	(0.2)
Accrued expenses and other liabilities	(0.3)	2.8
Net cash provided by operating activities	68.4	131.4
Cash flows from investing activities:
Capital expenditures	(49.3)	(25.3)
Net cash used in investing activities	(49.3)	(25.3)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	95.0	82.0
Repayments on Ciner Wyoming credit facility	(61.0)	(120.5)
Common units surrendered for taxes	(0.5)	(0.3)
Distributions to common unitholders	(24.6)	(33.4)
Distributions to general partner	(0.5)	(0.7)
Distributions to non-controlling interest	(25.5)	(36.8)
Net cash used in financing activities	(17.1)	(109.7)
Net increase/(decrease) in cash and cash equivalents	2.0	(3.6)
Cash and cash equivalents at beginning of period	10.2	30.2
Cash and cash equivalents at end of period	$12.2	$26.6
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2017	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	9.9	0.2	—	10.1	10.8	20.9
Other comprehensive income/(loss)	—	—	(1.1)	(1.1)	(1.1)	(2.2)
Equity-based compensation plan activity	(0.1)	—	—	(0.1)	—	(0.1)
Distributions	(11.1)	(0.2)	—	(11.3)	(12.3)	(23.6)
Balance at March 31, 2018	147.0	3.8	(4.8)	146.0	97.2	243.2
Net income	16.5	0.3	—	16.8	17.7	34.5
Other comprehensive income/(loss)	—	—	(0.5)	(0.5)	(0.5)	(1.0)
Equity-based compensation plan activity	0.6	—	—	0.6	—	0.6
Distributions	(11.2)	(0.3)	—	(11.5)	(12.2)	(23.7)
Balance at June 30, 2018	152.9	3.8	(5.3)	151.4	102.2	253.6
Net income	8.7	0.3	—	9.0	10.0	19.0
Other comprehensive income/(loss)	—	—	0.8	0.8	0.9	1.7
Equity-based compensation plan activity	0.4	—	—	0.4	—	0.4
Distributions	(11.1)	(0.2)	—	(11.3)	(12.3)	(23.6)
Balance at September 30, 2018	$150.9	$3.9	$(4.5)	$150.3	$100.8	$251.1

Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Net income	12.1	0.2	—	12.3	12.9	25.2
Other comprehensive income/(loss)	—	—	1.0	1.0	1.0	2.0
Equity-based compensation plan activity	(0.3)	—	—	(0.3)	—	(0.3)
Distributions	(11.1)	(0.2)	—	(11.3)	(9.8)	(21.1)
Balance at March 31, 2019	154.5	3.9	(2.8)	155.6	110.3	265.9
Net income	11.0	0.3	—	11.3	12.5	23.8
Other comprehensive income/(loss)	—	—	(0.8)	(0.8)	(0.8)	(1.6)
Equity-based compensation plan activity	0.7	—	—	0.7	—	0.7
Distributions	(6.8)	(0.2)	—	(7.0)	(9.2)	(16.2)
Balance at June 30, 2019	159.4	4.0	(3.6)	159.8	112.8	272.6
Net income	14.5	0.3	—	14.8	15.1	29.9
Other comprehensive income/(loss)	—	—	(0.6)	(0.6)	(0.5)	(1.1)
Equity-based compensation plan activity	(0.4)	—	—	(0.4)	—	(0.4)
Distributions	(6.7)	(0.1)	—	(6.8)	(6.5)	(13.3)
Balance at September 30, 2019	$166.8	$4.2	$(4.2)	$166.8	$120.9	$287.7

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the nine months ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”). As of January 1, 2019, we adopted the guidance outlined in Accounting Standards Codification (“ASC”) Standard 842, Leases (“ASC 842”). For further information on the Partnership’s adoption of this standard, refer to “Recently Issued Accounting Pronouncements” below. There have been no other material changes in the significant accounting policies followed by us during the nine months ended September 30, 2019 from those disclosed in the 2018 Annual Report.
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

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350 and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. The ASU does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. ASU 2018-15 is effective for us beginning after December 15, 2019. The Partnership is in the process of evaluating the ASU but does not expect any material impact to the Partnership’s consolidated financial statements.

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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially anti-dilutive units outstanding were immaterial for both the three and nine months ended September 30, 2019 and 2018.

The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2019	2018	2019	2018
Numerator:
Net income attributable to Ciner Resources LP	$14.8	$9.0	$38.4	$35.9
Less: General partner’s interest in net income	0.3	0.3	0.8	0.8
Total limited partners’ interest in net income	$14.5	$8.7	$37.6	$35.1

Denominator:
Weighted average limited parter units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.7	19.7
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.8	19.7

Net income per limited partner units:
Net income per limited partner unit (basic)	$0.74	$0.44	$1.91	$1.78
Net income per limited partner unit (diluted)	$0.73	$0.44	$1.90	$1.78
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Net income attributable to common unitholders:
Distributions(1)	$6.7	$11.2	$20.1	$33.4
Undistributed earnings (Distributions in excess) of net income	7.8	(2.5)	17.5	1.7
Common unitholders’ interest in net income	$14.5	$8.7	$37.6	$35.1

(1) Distributions declared per limited partner unit for the period	$0.340	$0.567	$1.020	$1.701
Quarterly Distribution Declared
On October 29, 2019, the Partnership declared its third quarter 2019 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on November 20, 2019 to unitholders of record on November 8, 2019. While we are working on finalizing our capital plans for a new expansion project that we believe will significantly increase production levels up to approximately 3.5 million tons of soda ash per year, such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency for each of the first three quarters of 2019, we lowered our quarterly cash distributions as compared to 2018 quarterly cash distributions in order to satisfy approximately 50% of the funding for the project, which we believe will continue for the next 8-10 quarters depending upon business performance. Subject to our business performance, we intend to maintain the Partnership quarterly cash distribution of $0.340 per unit, until such targets are met, though there can be no assurance that such level will be maintained for future quarters.
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
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution, including for the declared quarterly distributions of $0.340 per unit for the third quarter of 2019. Under the Partnership agreement, our general partner has considerable discretion to determine the amount of available cash (as defined therein) for distribution each quarter to the Partnership’s unitholders, including discretion to establish cash reserves that would limit the amount of available cash eligible for distribution to the Partnership’s unitholders for any quarter. The Partnership does not guarantee that it will pay the target amount of the minimum quarterly distribution listed below (or any distributions) on its units in any quarter. The percentage interests set forth below for our general partner (1) include its 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs and (4) assume there are no arrearages on common units.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	September 30, 2019	December 31, 2018
Raw materials	$9.3	$10.9
Finished goods	6.6	5.1
Stores inventory	6.0	6.3
Total	$21.9	$22.3
4. DEBT

Long-term debt consisted of the following:

	As of
(In millions)	September 30, 2019	December 31, 2018
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.56% and 3.99% at September 30, 2019 and December 31, 2018, respectively	$133.0	$99.0
Total debt	133.0	99.0
Current portion of long-term debt	—	—
Total long-term debt	$133.0	$99.0

Aggregate maturities required on long-term debt at September 30, 2019 are due in future years as follows:

(In millions)	Amount
2020	$—
2021	$—
2022	133.0
2023 to 2025 and beyond	—
Total	$133.0

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	September 30, 2019	December 31, 2018
Reclamation reserve	$5.6	$5.4
Derivative instruments and hedges, fair value liabilities	4.4	5.5
Total	$10.0	$10.9
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	September 30, 2019	December 31, 2018
Beginning reclamation reserve balance	$5.4	$5.1
Accretion expense	0.2	0.3
Ending reclamation reserve balance	$5.6	$5.4

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

Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Condensed Consolidated Balance Sheet as of September 30, 2019. There were no contract assets as of September 30, 2019 or December 31, 2018.

Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded. For the nine months ended September 30, 2019, there were no customers that required prepaid freight. There were no contract liabilities as of September 30, 2019 or December 31, 2018.

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

7. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. The Retirement Plans had a net unfunded liability balance of $53.5 million and $56.9 million at September 30, 2019 and December 31, 2018, respectively. The current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for the three months ended September 30, 2019 and 2018 were $0.1 million and less than $0.1 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $0.9 million and $0.3 million, respectively.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended September 30, 2019 and 2018 were $0.6 million, respectively, and for the nine months ended September 30, 2019 and 2018 were $2.5 million and $2.4 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $6.7 million and $9.9 million at September 30, 2019 and December 31, 2018, respectively. The decrease in the obligation as of September 30, 2019 as compared to December 31, 2018 is due to Ciner Corp amending its postretirement benefit plan during 2017 to increase eligibility requirements at which participants may begin receiving benefits, implementing a subsidy rather than a premium for the benefit plan, and eliminating plan eligibility for individuals hired after December 31, 2016. These changes have resulted in a postretirement (benefit) cost being amortized to the liability recorded at Ciner Corp.
The Partnership’s allocated portion of postretirement benefit for the three months ended September 30, 2019 and 2018 were benefits of $0.6 million and $0.8 million, respectively, and for the nine months ended September 30, 2019 and 2018 were benefits of $1.8 million and $2.2 million, respectively.
8. EQUITY - BASED COMPENSATION
We grant various types of equity-based awards to participants, including time restricted unit awards, total return restricted performance unit awards (“TR Performance Unit Awards”) and 2019 Performance Unit Awards (as defined below). The key terms of our restricted unit awards and TR Performance Unit Awards are set forth in our 2018 Annual Report. The key terms of our 2019 Performance Unit Awards are set forth below.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date, the “Plan” or “LTIP”). As of September 30, 2019, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the nine months ended September 30, 2019, a total of 8,832 common units were granted and fully vested to non-employee directors compared to 6,807 common units that were granted during the nine months ended September 30, 2018. The grant date average fair value per unit of these awards was $25.48 and $27.55 for the nine months ended September 30, 2019 and 2018, respectively. The total fair value of these awards were approximately $0.2 million during each of the nine months ended September 30, 2019 and 2018.
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

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	71,436	$27.56	94,791	$27.22
Granted	38,402	16.45	37,914	26.13
Vested	(32,087)	27.85	(42,989)	25.73
Forfeited	(18,871)	27.10	(396)	28.46
Unvested at the end of the period	58,880	$20.24	89,320	$27.46

(1) Determined by dividing the aggregate grant date fair value of awards by the number of common units.
Total Return Performance Unit Awards
Historically, we have granted TR Performance Unit Awards to certain employees. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include Distribution Equivalent Rights (“DERs”). DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our total return performance relative to the peer group.
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards granted to employees, adjusted for market conditions. This type of award requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	52,974	$42.22	26,177	$42.93
Granted	—	—	33,994	41.52
Vested(2)	(4,766)	43.93	—	—
Forfeited	(26,505)	42.12	—	—
Unvested at the end of the period	21,703	$41.99	60,171	$42.14

(1)Determined by dividing the aggregate grant date fair value of awards by the number of common units.
(2)Total vesting of 9,003 common units net of 5,457 of common units purchased by the Partnership in satisfaction of certain employee tax withholding obligations.

2019 Performance Unit Awards
On September 23, 2019, the board of directors of our general partner approved a new form of performance unit award agreement (“2019 Performance Unit Award Agreement”) that will be used to grant performance awards based upon the achievement of certain financial, operating and safety-related performance metrics (“2019 Performance Unit Awards”) pursuant to our LTIP, and approved grants of 2019 Performance Unit Awards to certain of our executives. In addition to being subject to all the general terms and conditions of our LTIP, the vesting of the 2019 Performance Unit Awards is linked to a weighted average consisting of internal performance metrics (as each is defined in the corresponding 2019 Performance Unit Award Agreement, and collectively referred to herein as the “Performance Metrics”) during a three-year performance period (the “Measurement Period”). The vesting of the 2019 Performance Unit Awards, and number of common units of the Partnership distributable pursuant to such vesting, is dependent on our performance relative to a pre-established budget over the Measurement Period (provided that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the Measurement Period, except in certain cases of Changes in Control (as defined in our LTIP) or the awardee’s death or disability).

Vested 2019 Performance Unit Awards are to be settled in our common units, with the number of such common units payable under the award for a given year in the Measurement Period to be calculated by multiplying the target number provided in the corresponding 2019 Performance Unit Award Agreement by a payout multiplier, which may range from 0%-200% in each case, as determined by aggregating the corresponding weighted average assigned to the Performance Metrics. The 2019 Performance Unit Awards also contain DERs and entitle the recipient the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued. Upon vesting of the 2019 Performance Unit Awards, the award recipient is entitled to receive a cash payment equal to the sum of the distribution equivalents accumulated with respect to vested 2019 Performance Unit Awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. The 2019 Performance Unit Awards granted to these award recipients have a performance cycle beginning on January 1, 2019 and ending December 31, 2021.

The following table presents a summary of activity on the 2019 Performance Unit Awards for the period:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	—	$—
Granted	38,402	16.45	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at the end of the period	38,402	$16.45	—	$—

(1)Determined by dividing the weighted average price per common unit on the date of grant.

Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and all performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as following:

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.9	1.95	$1.9	1.88
TR Performance Unit Awards	0.3	1.98	1.7	2.02
2019 Performance Unit Awards	0.6	2.34	—	—
Total	$1.8		$3.6
9. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of September 30, 2019 and December 31, 2018, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2018	$(3.8)
Other comprehensive income before reclassification	(0.8)
Amounts reclassified from accumulated other comprehensive loss	0.4
Net current period other comprehensive income	(0.4)
Balance at September 30, 2019	$(4.2)

Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Unrealized loss (gain) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.2	$—	$(0.8)	$0.1
Mark to market adjustment on natural gas forward contracts	(1.3)	1.7	0.1	(1.6)
(Loss) gain on derivative financial instruments	$(1.1)	$1.7	$(0.7)	$(1.5)

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2019	2018	2019	2018
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Natural gas forward contracts	0.4	0.2	0.4	0.9	Cost of products sold
Total reclassifications for the period	$0.4	$0.2	$0.4	$0.9
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
Off-Balance Sheet Arrangements
We have a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we currently commit to pay directly for reclamation costs. The amount of the bond was $35.3 million and $32.9 million as of September 30, 2019 and December 31, 2018, respectively, the former of which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020.  While we expect to obtain such surety guarantee by that time, we cannot guarantee the availability, costs and terms of such surety bond. Yet as of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.

11. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. In the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC. The termination from ANSAC will be effective as of December 31, 2021. As of September 30, 2019, we have not recognized an asset or liability related to its exit from ANSAC as such an amount is not currently probable or estimable.

All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015, the Partnership is a party to a Services Agreement (the “Services Agreement”) with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the limited liability company agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. These transactions do not necessarily represent arm's length transactions and may not represent all costs if Ciner Wyoming operated on a standalone basis.

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Ciner Corp	$3.6	$3.4	$12.4	$11.1
ANSAC (1)	0.8	0.9	2.8	2.4
Total selling, general and administrative expenses - affiliates	$4.4	$4.3	$15.2	$13.5

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
ANSAC	$80.4	$63.4	$239.7	$178.9
Total	$80.4	$63.4	$239.7	$178.9

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$60.3	$48.7	$0.8	$0.7
CIDT (1)	5.4	7.1	—	—
Ciner Corp	34.5	14.3	3.9	1.9
Total	$100.2	$70.1	$4.7	$2.6

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
The net sales by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Domestic	$56.8	$60.0	$157.7	$175.6
International - ANSAC	80.4	63.4	239.7	178.9
Total net sales	$137.2	$123.4	$397.4	$354.5
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at September 30, 2019 and December 31, 2018. The swaps have various maturities through 2023.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $34.9 million and $41.2 million at September 30, 2019 and December 31, 2018, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations on our unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018:

		Assets			Liabilities
		September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—	$—	Accrued Expenses	$1.1	$0.3
Natural gas forward contracts - current	Other current assets	0.1	—	Accrued Expenses	2.8	1.6
Natural gas forward contracts - non-current	Other non-current assets	—	—	Other non-current liabilities	4.4	5.5
Total fair value of derivatives designated as hedging instruments		$0.1	$—		$8.3	$7.4
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
14. SUBSEQUENT EVENTS
Effective as of October 29, 2019, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $13.0 million. This distribution is payable on November 19, 2019.
On October 29, 2019, the Partnership declared a cash distribution approved by the board of directors of our general partner. The cash distribution for the third quarter of 2019 of $0.340 per unit will be paid on November 20, 2019 to unitholders of record on November 8, 2019.

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
Overview
We are a Delaware limited partnership formed by Ciner Holdings to own a 51.0% membership interest in, and to operate the trona ore mining and soda ash production business of Ciner Wyoming. Ciner Wyoming is currently one of the world’s largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. (“NRP”) currently owns an indirect 49.0% membership interest in Ciner Wyoming.
Recent Developments

Quarterly Distribution
On October 29, 2019, the Partnership declared its third quarter 2019 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on November 20, 2019 to unitholders of record on November 8, 2019. While we are working on finalizing our capital plans for a new expansion project that we believe will significantly increase production levels up to approximately 3.5 million tons of soda ash per year, such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency for each of the first three quarters of 2019, we lowered our quarterly cash distributions as compared to 2018 quarterly cash distributions in order to satisfy approximately 50% of the funding for the project, which we believe will continue for the next 8-10 quarters depending upon business performance. Subject to our business performance, we intend to maintain the Partnership quarterly cash distribution of $0.340 per unit, until such targets are met, though there can be no assurance that such level will be maintained for future quarters.
Notice to Terminate Membership in ANSAC
On November 9, 2018, we were informed that Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash. The effective termination date is expected to be December 31, 2021 (the”ANSAC Termination Date”). ANSAC was our largest customer for the years ended December 31, 2018 and 2017 and the nine months ended September 30, 2019 and 2018, accounting for 52.0%, 44.7%, 60.3% and 50.5%, respectively, of our net sales. Although ANSAC has been our largest customer for each of the years ended December 31, 2018 and 2017 and nine months ended September 30, 2019 and 2018, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash, and therefore we anticipate being able to find export customers regardless of our membership status. Between now and the ANSAC Termination Date, Ciner Corp will continue to have full ANSAC membership benefits and services. The ANSAC membership agreement provides that in the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. As of September 30, 2019, we have not recognized an asset or liability related to the exit from ANSAC as such an amount is not currently probable or estimable.

Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality

We have a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we currently commit to pay directly for reclamation costs. The amount of the bond was $35.3 million and $32.9 million as of September 30, 2019 and December 31, 2018, respectively, the former of which is the amount we would need to pay the State of Wyoming for reclamation costs if we cease mining operations currently. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020.  While we expect to obtain such surety guarantee by that time, we cannot guarantee the availability, costs and terms of such surety bond. Yet, as of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.  For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019.

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
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. In addition, we have begun installation of a new electricity/steam co-generation facility that is estimated to reduce our electricity demand by roughly one-third per year partially offset by an increase in our natural gas consumption but resulting in overall reduction in our aggregate energy costs. We expect to commence operations of the co-generation facility by the end of 2019.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.53: 1.0 and 1.51: 1.0 for the three and nine months ended September 30, 2019, respectively, and 1.53: 1.0 and 1.54: 1.0 for the three and nine months ended September 30, 2018, respectively.
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
Union Pacific is our largest provider of domestic rail freight services and accounted for 86.5% and 76.8% of our total freight costs during the three months ended September 30, 2019 and 2018, respectively, and 84.9% and 77.9% of our total freight costs during the nine months ended September 30, 2019 and 2018, respectively. The increase in the percentage of freight that is related to Union Pacific is due primarily to our increased usage of Union Pacific to accommodate changes in sales mix between domestic and international and their respective delivery locations. Our agreement with Union Pacific expires on December 31, 2019 and is currently in active negotiations for renewal, although there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For each of the nine months ended September 30, 2019 and 2018, we had no shortfall payments and do not expect such payments in the future.
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
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Henry Hub natural gas settlement prices, over the past five years, have ranged between $1.73 and $4.12 per MMBtu. The average monthly Henry Hub natural gas settlement prices for the three and nine months ended September 30, 2019 and 2018 were $2.38 and

$2.93, and $2.62 and $2.95 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next four years.
Royalties. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company LLC (“RSRC”), an affiliate of Occidental Petroleum, which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.

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
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. The Partnership has a Services Agreement (the “Services Agreement”), with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
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

Third Quarter 2019 Financial Highlights:

•	Net sales of $137.2 million increased 11.2% over the prior-year third quarter; year-to-date net sales of $397.4 million increased 12.1% over the prior-year.

•	Soda ash volume produced and sold increased 8.3% and 8.0% over the prior-year third quarter; year-to-date soda ash volume produced and sold increased 8.4% and 8.2% over the prior-year.

•
Net income of $29.9 million increased $10.9 million over the prior-year third quarter; year-to-date net income of $78.9 million increased $4.5 million over the prior-year. Net income for the year-to-date period ended September 30, 2018 includes a $27.5 million litigation settlement in the second quarter of 2018.

•
Adjusted EBITDA of $37.6 million increased 35.3% over the prior-year third quarter; year-to-date adjusted EBITDA of $103.6 million increased 4.1% over the prior-year. Adjusted EBITDA for the year-to-date period ended September 30, 2018 includes a $27.5 million litigation settlement in the second quarter of 2018.

•
Earnings per unit of $0.740 for the quarter increased 68.2% over the prior-year third quarter of $0.440; year-to-date earnings per unit of $1.910 increased 7.3% over the prior-year. Net income attributable to the Partnership for the year-to-date period ended September 30, 2018, the measure upon which earnings per unit is calculated, included a $27.5 million litigation settlement in the second quarter of 2018.

•	Quarterly distribution declared per unit of $0.340 decreased 40.0% compared to the prior-year third quarter and remained flat compared to the first and second quarters of 2019.

•
Net cash provided by operating activities of $40.6 million decreased 45.3% over prior-year third quarter; year-to-date net cash provided by operating activities of $68.4 million decreased by 47.9% over the prior-year.

•
Distributable cash flow of $16.2 million increased 38.5% compared to the prior-year third quarter; year-to-date distributable cash flow of $45.7 million increased 2.7% over the prior year. Distributable cash flow for the year-to-date period ended September 30, 2018 includes a $27.5 million litigation settlement in the second quarter of 2018.

•
The distribution coverage ratio was 2.35 and 1.03 for the three months ended September 30, 2019 and 2018, respectively; and 2.22 and 1.30 for the nine months ended September 30, 2019 and 2018, respectively.

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
The following table sets forth our results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for operating and other data section)	2019	2018	2019	2018
Net sales:
Sales—affiliates	$80.4	$63.4	$239.7	$178.9
Sales—others	56.8	60.0	157.7	175.6
Net sales	$137.2	$123.4	$397.4	$354.5
Operating costs and expenses:
Cost of products sold	93.9	90.0	274.7	265.1
Depreciation, depletion and amortization expense	6.8	7.3	20.0	21.4
Selling, general and administrative expenses—affiliates	4.4	4.3	15.2	13.5
Selling, general and administrative expenses—others	0.7	1.8	4.3	5.4
Litigation settlement	—	—	—	(27.5)
Total operating costs and expenses	105.8	103.4	314.2	277.9
Operating income	31.4	20.0	83.2	76.6
Interest income	0.1	0.3	0.3	1.7
Interest expense	(1.6)	(1.3)	(4.6)	(3.8)
Other, net	—	—	—	(0.1)
Total other expense, net	(1.5)	(1.0)	(4.3)	(2.2)
Net income	29.9	19.0	78.9	74.4
Net income attributable to non-controlling interest	15.1	10.0	40.5	38.5
Net income attributable to Ciner Resources LP	$14.8	$9.0	$38.4	$35.9

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,086.3	1,004.8	3,126.0	2,941.3
Ore to ash ratio(1)	1.53: 1.0	1.53: 1.0	1.51: 1.0	1.54: 1.0
Ore grade(2)	86.4%	84.7%	86.6%	85.7%
Soda ash volume produced (thousands of short tons)	711.0	656.5	2,064.3	1,904.6
Soda ash volume sold (thousands of short tons)	709.0	656.6	2,064.5	1,908.8
Adjusted EBITDA(3)	$37.6	$27.8	$103.6	$99.5

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.

(3)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2019	2018	2019	2018	QTD	YTD

Net sales:
Domestic	$56.8	$60.0	$157.7	$175.6	(5.3)%	(10.2)%
International	80.4	63.4	239.7	178.9	26.8%	34.0%
Total net sales	$137.2	$123.4	$397.4	$354.5	11.2%	12.1%
Sales volumes (thousands of short tons):
Domestic	237.7	267.9	660.8	796.8	(11.3)%	(17.1)%
International	471.3	388.7	1,403.7	1,112.0	21.3%	26.2%
Total soda ash volume sold	709.0	656.6	2,064.5	1,908.8	8.0%	8.2%
Average sales price (per short ton) (1)
Domestic	$238.96	$223.96	$238.65	$220.38	6.7%	8.3%
International	$170.59	$163.11	$170.76	$160.88	4.6%	6.1%
Average	$193.51	$187.94	$192.49	$185.72	3.0%	3.6%
Percent of net sales:
Domestic net sales	41.4%	48.6%	39.7%	49.5%	(14.8)%	(19.8)%
International net sales	58.6%	51.4%	60.3%	50.5%	14.0%	19.4%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	33.5%	40.8%	32.0%	41.7%	(17.9)%	(23.3)%
International volume	66.5%	59.2%	68.0%	58.3%	12.3%	16.6%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
Consolidated Results
Net sales. Net sales increased by 11.2% to $137.2 million for the three months ended September 30, 2019 from $123.4 million for the three months ended September 30, 2018, primarily driven by an increase in soda ash volumes sold of 8.0% due to higher production for the three months ended September 30, 2019, as well as favorable domestic and international pricing for the third quarter of 2019 compared to the third quarter of 2018.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 3.5% to $100.7 million for the three months ended September 30, 2019 from $97.3 million for the three months ended September 30, 2018, primarily due to higher variable production costs for the quarter as a result of increased sales and production volumes for the third quarter 2019 compared to the third quarter of 2018. We also incurred higher compensation related expenses and freight costs for the third quarter of 2019, which were partially offset by a decrease in consulting fees and overall maintenance expenses compared to the third quarter of 2018.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 16.4% to $5.1 million for the three months ended September 30, 2019, compared to $6.1 million for the three months ended September 30, 2018. The decrease was driven primarily by decreased employee benefit expenses, as well as lower professional fees incurred during the third quarter of 2019 compared to the third quarter of 2018.
Operating income. As a result of the foregoing, operating income increased by 57.0% to $31.4 million for the three months ended September 30, 2019, compared to $20.0 million for the three months ended September 30, 2018.
Net income. As a result of the foregoing, net income increased by 57.4% to $29.9 million for the three months ended September 30, 2019, compared to $19.0 million for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
Consolidated Results
Net sales. Net sales increased by 12.1% to $397.4 million for the nine months ended September 30, 2019 from $354.5 million for the nine months ended September 30, 2018, primarily driven by an increase in soda ash volumes sold of 8.2% due to higher production for the nine months ended September 30, 2019, as well as an increase in average sales prices of 3.6%. The increase in sales prices was primarily driven by an increase in domestic and international pricing during the nine months ended September 30, 2019. The increase in sales prices was also affected by a shift in our sales mix between domestic and international sales volumes for the nine months ended September 30, 2019 compared to the same period in 2018.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 2.9% to $294.7 million for the nine months ended September 30, 2019 from $286.5 million for the nine months ended September 30, 2018, primarily due to higher variable production costs, as well as an increase in freight costs for the nine months ended September 30, 2019 primarily as a result of increased sales and production volumes compared to the nine months ended September 30, 2018. Our increased production and freight costs were partially offset by a decrease in consulting fees and overall maintenance related expenses incurred during the nine months ended September 30, 2019.
Litigation settlement. During the prior year, we recognized $27.5 million related to the settlement of an action filed against Rock Springs Royalty Company (“RSRC”) related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018. The recognition of this gain lowered our overall operating costs and expenses in the second quarter of 2018, which positively impacted our operating results for the nine months ended September 30, 2018.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased 3.2% to $19.5 million for the nine months ended September 30, 2019, compared to $18.9 million for the nine months ended September 30, 2018. The increase was primarily due to increased compensation expenses incurred during the nine months ended September 30, 2019 and higher selling and administrative fees relating to our affiliate, ANSAC, as a result of our increased sales volume for the nine months ended September 30, 2019 compared to the same period in 2018.
Operating income. As a result of the foregoing, operating income increased by 8.6% to $83.2 million for the nine months ended September 30, 2019, compared to $76.6 million for the nine months ended September 30, 2018.
Net income. As a result of the foregoing, net income increased by 6.0% to $78.9 million for the nine months ended September 30, 2019, compared to $74.4 million for the nine months ended September 30, 2018.

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

•
Approximately $92.0 million ($225.0 million, less $133.0 million outstanding), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined herein) as of September 30, 2019 (during the nine months ended September 30, 2019, we made repayments on the Ciner Wyoming Credit Facility of $61.0 million, offset by borrowings of $95.0 million; and

•	$10.0 million is available for borrowing under the Revolving Credit Facility as of September 30, 2019.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility. We are increasing maintenance and expansion capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to increase our operating income and operational capacity at the Wyoming facility. The amount, timing and classification of any such capital expenditures could affect the amount of cash that is available to be distributed to our unitholders. In addition, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Ciner Resources Credit Facility (as defined herein) and the Ciner Wyoming Credit Facility. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
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
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Revolving Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of September 30, 2019, we had a working capital balance of $116.5 million as compared to a working capital balance of $76.9 million as of December 31, 2018. The primary driver for the increase in our working capital balance was an increase in due from affiliates primarily related to incremental sales levels to ANSAC and timing of collections, as well as our funding of pension benefit plans offered and administered by Ciner Corp.
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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Capital Expenditures:
Maintenance	$4.6	$2.6	$9.8	$7.5
Expansion	7.1	5.1	31.3	20.6
Total	$11.7	$7.7	$41.1	$28.1
The increase in expansion capital expenditures during the nine months ended September 30, 2019 as compared to the same period in 2018 was primarily driven by investing in phase one of our co-generation facility. While we are working on finalizing our capital plans for a new expansion project that we believe will significantly increase our capacity, such plans will require capital expenditures materially higher than have been incurred by Ciner Wyoming in recent years. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we intend to pay for the investment in part through cash generated by the business and in part through debt.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,		Percent Increase/(Decrease)
(In millions)	2019	2018
Cash provided by (used in):
Operating activities	$68.4	$131.4	(47.9)%
Investing activities	$(49.3)	$(25.3)	94.9%
Financing activities	$(17.1)	$(109.7)	(84.4)%
Operating Activities
Our operating activities during the nine months ended September 30, 2019 provided cash of $68.4 million, a decrease of 47.9% from the $131.4 million cash provided during the nine months ended September 30, 2018, primarily as a result of the following:

•
$31.4 million of working capital used in operating activities during the nine months ended September 30, 2019, compared to $33.6 million of working capital provided by operating activities during the nine months ended September 30, 2018. The $65.0 million increase in working capital used in operating activities was primarily due to the $30.0 million increase in due from affiliates for the nine months ended September 30, 2019 compared to a $34.0 million decrease for the nine months ended September 30, 2018 primarily related to incremental sales levels to ANSAC, as well as timing of collections and timing of our funding of pension benefit plans offered and administered by Ciner Corp; and

•
an increase of 6.0% in net income of $78.9 million during the nine months ended September 30, 2019, compared to $74.4 million for the prior-year period. Net income for the nine months ended September 30, 2018 included a $27.5 million litigation settlement realized in the second quarter of 2018.

Investing Activities
We used cash flows of $49.3 million in investing activities during the nine months ended September 30, 2019, compared to $25.3 million during the nine months ended September 30, 2018, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $17.1 million during the nine months ended September 30, 2019 increased by 84.4% over the prior-year cash used in financing activities, largely due to net borrowings of long-term debt of $34.0 million during the nine months ended September 30, 2019 compared to the $38.5 million in net repayments during the nine months ended September 30, 2018. The increase in net borrowings for the period is primarily related to funding capital expenditures. Distributions paid during the nine months ended September 30, 2019 of $50.6 million was down 28.6% compared to the nine months ended September 30, 2018.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	September 30, 2019
Short-term borrowings from banks:
Outstanding amount at period end	$133.0
Weighted average interest rate at period end(1)	3.75%
Average daily amount outstanding for the period	$146.7
Weighted average daily interest rate for the period(1)	3.92%
Maximum month-end amount outstanding during the period	$150.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of September 30, 2019, the interest rate swap contracts had an aggregate notional value of $50.0 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of September 30, 2019 and December 31, 2018.
Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (“Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association, as administrative agent, swing line lender and a Letter of Credit (“L/C”) issuer. The Ciner Wyoming Credit Facility replaces the former Credit Facility (“Former Ciner Wyoming Credit Facility”), dated as of July 18, 2013, by and among Ciner Wyoming, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, as amended, which was terminated on August 1, 2017 upon entry into the Ciner Wyoming Credit Facility. This arrangement was accounted for as a modification of debt in accordance with Accounting Standards Codification (“ASC”) 470-50.

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

At September 30, 2019, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

At September 30, 2019, the Partnership was in compliance with all financial covenants of the Revolving Credit Facility.

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

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019 (the “2018 Annual Report”).
Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 10, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
There have been no other material changes in critical accounting policies followed by us during the nine months ended September 30, 2019 from those disclosed in the 2018 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2019	2018	2019	2018
Reconciliation of Adjusted EBITDA to net income:
Net income	$29.9	$19.0	$78.9	$74.4
Add backs:
Depreciation, depletion and amortization expense	6.8	7.3	20.0	21.4
Interest expense, net	1.5	1.0	4.3	2.1
Restructuring charges and other, net (included in selling, general and administrative expense)	—	—	—	0.1
Equity-based compensation (benefit) expense, net of forfeitures	(0.6)	0.5	0.4	1.5
Adjusted EBITDA	$37.6	$27.8	$103.6	$99.5
Less: Adjusted EBITDA attributable to non-controlling interest	19.1	14.0	52.2	49.8
Adjusted EBITDA attributable to Ciner Resources LP	$18.5	$13.8	$51.4	$49.7

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$18.5	$13.8	$51.4	$49.7
Less: Cash interest expense, net attributable to Ciner Resources LP	0.8	0.8	2.2	1.6
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.5	1.3	3.5	3.6
Distributable cash flow attributable to Ciner Resources LP	$16.2	$11.7	$45.7	$44.5

Cash distribution declared per unit	$0.340	$0.567	$1.020	$1.701
Total distributions to unitholders and general partner	$6.9	$11.4	$20.6	$34.3
Distribution coverage ratio	2.35	1.03	2.22	1.30

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$40.6	$74.2	$68.4	$131.4
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.2)	(0.3)
Net change in working capital	(4.3)	(19.7)	31.4	(33.6)
Litigation settlement	—	(27.5)	—	—
Interest expense, net	1.5	1.0	4.3	2.1
Restructuring charges and other, net (included in selling, general and administrative expense)	—	—	—	0.1
Other non-cash items	(0.1)	(0.1)	(0.3)	(0.2)
Adjusted EBITDA	$37.6	$27.8	$103.6	$99.5
Less: Adjusted EBITDA attributable to non-controlling interest	19.1	14.0	52.2	49.8
Adjusted EBITDA attributable to Ciner Resources LP	$18.5	$13.8	$51.4	$49.7
Less: Cash interest expense, net attributable to Ciner Resources LP	0.8	0.8	2.2	1.6
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.5	1.3	3.5	3.6
Distributable cash flow attributable to Ciner Resources LP	$16.2	$11.7	$45.7	$44.5

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2019 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. We completed the implementation of a new Enterprise Resource Planning (“ERP”) system as of January 1, 2019 that supports a significant portion of the Partnership’s business, which resulted in certain changes to the Partnership’s processes and procedures. The ERP implementation has not materially affected, nor is it reasonably likely to materially affect, the Partnership’s ICFR.

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
3.1
Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)

3.7
Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.8
Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.9
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.10
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.11
Amendment No. 1 to Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 8, 2019)

10.1+
Separation and Release Agreement, dated July 3, 2019, by and between Kirk H. Milling and Ciner Resources Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 5, 2019)

10.2+	Form of 2019 Performance Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on September 24, 2019)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

* Filed herewith
** Furnished herewith. Not considered to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and are not deemed incorporated by reference into any filing under the Securities Act of 1933, as amended
+ Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	November 4, 2019
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)

Date:	November 4, 2019
		By:	/s/ Chris L. DeBerry
Chris L. DeBerry Principal Financial Officer and Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial and Accounting Officer)