Form 10-K
period 2019-12-31
Ciner Resources LP
filed 2020-03-09
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value, as of June 30, 2019, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($19.39 per common unit), was approximately $98.3 million.
The registrant had 19,757,260 common units and 399,000 general partner units outstanding at February 28, 2020, the most recent practicable date.
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
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore consumed	4,157.0	4,018.3	4,001.3	4,050.4	4,040.3
Ore to ash ratio(1)	1.51: 1.0	1.54: 1.0	1.50: 1.0	1.50: 1.0	1.52: 1.0
Ore grade(2)	86.6%	85.8%	88.4%	87.5%	85.8%
Soda ash volume produced	2,752.0	2,613.4	2,666.9	2,695.3	2,662.9
Soda ash volume sold	2,759.1	2,613.2	2,705.4	2,735.7	2,655.4

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
Trona, a naturally occurring soft mineral, is also known as sodium sesquicarbonate and consists primarily of sodium carbonate, or soda ash, sodium bicarbonate and water. We process trona ore into soda ash, which is an essential raw material in flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately 30% of global soda ash is produced by processing trona, with the remainder being produced synthetically through chemical processes. The processing of soda ash from trona is the cheapest manner in which to produce soda ash. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production.
Our principal executive offices are located at Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328, and our telephone number is (770) 375-2300. We make available, free of charge on our website at www.ciner.us.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (“SEC”). A hard copy of this annual report on Form 10-K may also be requested free of charge by emailing investorrelations@ciner.us.com.
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
Safety Is a Value and the Most Important Part Of Our Business. We pride ourselves on our safety record, and we are continually one of the leaders in the U.S. mining industry in relation to low incident rates and workplace injuries. We maintain a rigorous safety program, which includes training, site audits and hazard identification. Ciner Corp and its affiliates, our employees and all contractors who operate our assets or work at our facility are involved in our safety programs. As a direct result of this commitment, we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, The Industrial Minerals Association-North America Safety Achievement Award (Large Category) four times, most recently in March of 2019 at the Spring Industrial Minerals Association-North America Conference, Safe Sam Award by the Wyoming Mining Association, and the Wyoming State Mine Inspector’s Large Mine award multiple times. During the year ended December 31, 2019, our facility had one lost work day injury and nine recordable injuries as reported by Mine Safety and Health Administration (“MSHA”).  We also boast and support some of the best rescue teams in the country. In 2019, our Surface rescue team won the Southwest Wyoming Mutual Aid competition and was invited to compete in the regional competition in Fernie, BC in Canada.  Our Mine Rescue team competed in the Kansas Shootout where it made a clean sweep of the competition including, overall, field, team tech and first aid.
Cost Advantages of Producing Soda Ash from Trona.    We believe that as a producer of soda ash from trona, we have a significant competitive advantage compared to the synthetically produced soda ash manufactured in other parts of the world. The manufacturing and processing costs for producing soda ash from trona are lower than other manufacturing techniques partly because the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. We believe the average cost of production per short ton of soda ash (before freight and logistics costs) from trona is approximately 40% to 50% the cost per short ton of soda ash from synthetic production. In addition, synthetic producers of soda ash incur additional costs associated with storing or disposing of, or attempting to resell, the by-products the synthetic processes produce. Even after taking into account the higher freight costs associated with our soda ash exports, we believe we can be cost competitive with synthetic soda ash operations in most parts of the world, which are typically located closer to customers than we are. Today, we estimate that roughly 30% of global production is produced from trona-based sources, while the remainder is produced using various synthetic methods.
Synergies created from Ciner Group.    The Partnership is a part of the Ciner Group which is the largest global producer of natural soda ash derived from trona-based sources, with production assets in both Turkey and the U.S. Collectively with Ciner Group we are one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash. Ciner Group has long-standing relationships with many global customers that we believe improves our positioning with key customer accounts. Ciner Group also owns and operates port facilities in Turkey, and since 2017, one of its other North American subsidiaries has been a party to an agreement to exclusively import soda ash into a port on the east coast of the U.S. Ciner Corp, which subsidiary is the exclusive sales agent for the Partnership, and serves as the exclusive sales agent of that material and receives a commission on those sales. We believe by having access to that material, Ciner Corp will be able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and over time lower our overall costs to serve and subsequently charged to the Partnership.  In addition, the Ciner Group has international logistics experience and operating assets that may assist the Partnership. We also believe there are opportunities to leverage technologies across the group to enhance our relative competitive cost position.
Substantial Reserve Life from Significant Reserves.  Our reserve estimate, as of December 31, 2019, was prepared by Hollberg Professional Group (“HPG”), an independent mining and geological consulting firm. As of December 31, 2019, HPG estimated we had proven and probable reserves of approximately 211.9 million short tons of trona, which is equivalent to 115.5 million short tons of soda ash. Based on our current mining rate of approximately 4.0 million short tons of trona per year, we believe we have enough proven and probable trona reserves to continue mining trona using current methods in excess of 50 years. Please see Item 1, Business, “Trona Reserves” and “Risk Factors-Risks Inherent in our Business and Industry - Our reserve data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves” for more information.
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
Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2019, we used approximately 3.8 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.5 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality (“WDEQ”) and our internal estimates. For the year ended December 31, 2019, we produced approximately 6,088 short tons of soda ash per employee.
Stable Domestic Customer Relationships.    We have more than 70 domestic customers in industries such as flat glass, container glass, detergents, chemicals, paper and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high quality soda ash. For the year ended December 31, 2019, the majority of our domestic net sales were made to customers with whom we have done business for over ten years and their contracts are typically for a one year period. We believe that these relationships promote more stable cash flows.
Experienced Management and Workforce.    Our facility has been in continuous operation for more than 50 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of Ciner Wyoming’s senior management team have more than 15 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 11.6 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows through consistent growth in the production of soda ash, allowing us to make quarterly cash distributions to our common unitholders while growing our business. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on the Growing Demand for Soda Ash. Since 2013, we have invested just over $76.2 million for debottlenecking projects that have improved our annual production capacity by approximately 320,000 tons of soda ash per year. We believe we have further opportunities to debottleneck our facility and are incorporating several of these in our holistic approach towards our Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash. We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively stable in the near future, overall worldwide demand for soda ash, based on third-party historical production statistics, is currently projected to grow from an estimated 61.7 million metric tons (equivalent to approximately 68.0 million short tons) in 2019 to almost 66.1 million metric tons (equivalent to approximately 72.8 million short tons) in 2024, which represents a compounded annual growth rate of 1.7%. Utilizing ANSAC (until Ciner Corp’s effective termination from ANSAC), Ciner Group’s logistics network, as well as our long-standing relationship with domestic customers, as global demand increases, we believe we are well positioned to maintain our market share in the principal markets in which we operate. Please read “Customers” below for a discussion about our withdrawal from ANSAC.
Continuous Improvement Initiatives to Lower our Operating Expenses and Increase Utilization. We are building a culture of continuous improvement.  Since 2017, we have commenced various initiatives to improve the consistency of our ore flow to the surface and revamped our preventive maintenance practices.  Both of these should lead to lowering our overall cost to produce soda ash and increase the consistency and overall output of our production. During 2019 we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands. We are planning for the facility to be operational by the end of the first quarter of 2020 and provide us with an improvement of approximately $3 million per year in energy costs once fully operational, improving to $4 million per year once the Green River Expansion Project is online.
Leverage our Sponsor’s Capability to Build a Global Soda Ash Brand.  Our facility in Wyoming, coupled with Ciner Group’s locations in Turkey, produce more than 7.0 million tons of natural soda ash annually, making Ciner Group the world’s largest producer of low cost natural soda ash.  Our sponsor’s platform includes unique low cost technology, logistics assets including ports and bulk ships, and world class cost competitive production assets geographically located to serve most key markets around the world.  Starting in 2017, our sponsor has entered into an agreement for a port on the eastern seaboard of the U.S. to import soda ash for supply to select customers of our sponsor on the east coast.  Ciner Corp, which is the sales agent for the Partnership, will serve as the exclusive marketing agent for that material and will have inventory to ship from not only Wyoming, but also this port on the east coast that will ultimately improve security of supply to our customers in the region.  We believe this helps Ciner Corp offer a unique value proposition to our customers and ultimately improve the cash flow and profitability of our domestic business. In addition, upon Ciner Corp’s termination from ANSAC (as discussed further under “Customers” below), we expect Ciner Corp will begin marketing soda ash directly into international markets that are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe by combining our volumes with Ciner Group’s soda ash exports from Turkey, our withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group soda ash operations, which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally. Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers.

Maintain Financial Flexibility.  We intend to maintain a disciplined financial policy and conservative capital structure by balancing the funding of expansion capital expenditures and acquisitions with internally generated operating cash flows and external financing sources, including commercial bank borrowings. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt” for additional information.
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
Our Organizational Structure
The following chart depicts our ownership structure as of March 9, 2020 and approximate ownership percentages:

Akkan Enerji ve Madencilik Anonim Sirketi
("Akkan")
(100% of KEW Soda and Imperial)
KEW Soda Ltd.
("KEW Soda")
(100% of WE Soda)
WE Soda Ltd.
("WE Soda")
(100% of Ciner Enterprises)
Ciner Enterprises Inc.
("Ciner Enterprises")
(100% of Ciner Corp)
Ciner Resources Corporation
("Ciner Corp")
(100% of Ciner Holdings)
Public
(Approximately 26% Limited Partner Interest)
Ciner Wyoming Holding Co.
("Ciner Holdings")
(Approximately 72% Limited Partner Interest and 100% of Ciner GP)
Ciner Resource Partners LLC
("Ciner GP")
(Approximately 2% General Partner Interest and Incentive Distribution Rights)
Natural Resources Partners L.P.
(100% of NRP LLC)
Ciner Resources LP
("the Partnership")
(51% of Ciner Wyoming)
Ciner Wyoming LLC
("Ciner Wyoming")
NRP Trona LLC
("NRP LLC")
(49% of Ciner Wyoming)

Our Operations
Our Green River Basin surface operations are situated on approximately 880 acres in Wyoming, and our mining operations consist of approximately 23,500 acres of leased and licensed subsurface mining area. Our facility is accessible by both road and rail. We use seven large continuous mining machines and fourteen underground shuttle cars in our mining operations. Our processing assets consist primarily of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.

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
POND
POND STACKER
RAILROAD

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of our leased and licensed subsurface mining area:

KNOWN SODIUM LEASING AREA
GREEN RIVER BASIN WYOMING
CD -- Church and Dwight Company, Inc.
FMC Wy -- FMC Wyoming Corporation
FMC Corp -- FMC Corporation
TATA -- Tata Chemical Corp.
Sublease - FMC to GC
OCI -- OCI Wyoming, L.P.
SM -- Solvay Minerals, Inc.
JW -- John S. Wold
WT -- Wold Trona Co., Inc.
SMI -- Saline Minerals, Inc.
UP -- Rock Springs Royalty Co.
IMP -- Imperial Natural Resource, Inc.,
Federal Sodium Lease
Occidental
State of Wyoming
MILES
LAST REVISION 12/20/2013 JKC
R 111 W
R 110 W
R 109 W
R 108 W
R 107 W
T 21 N
T 20 N
T 19 N
T 18 N
T 17 N
T 16 N
T 15 N
T 14 N
T 13 N
T 12 N
R 112 W
CINER WYOMING
GENESIS GRANGER SOLUTION MINE
TATA CHEMICALS LTD
GENESIS WESTVACO
SOLVAY MINERALS
Mechanically Mineable Trona Area (MMTA)
FIELD OFFICE AREA BOUNDARY
KEMMERER FIELD OFFICE AREA
ROCK SPRINGS FIELD OFFICE AREA
GRANGER
GREEN RIVER
FLAMING GORGE N.R.A.
DEVIL's PLAYGROUND Wilderness Study Area
TWIN BUTTE's Wilderness Study Area
WYOMING
UTAH
KSLA BOUNDARY
GREEN RIVER
FLAMING GORGE NATURAL RESOURCE AREA
CINER LEASE BOUNDARY
MECHANICAL MINING TRONA AREA
RAIL ROAD
ROADS
CINER REFINERY

P.O. Box 513
254 County Road 4-6
Green River Wyoming, 82935

KNOWN SODIUM LEASE AREA
GREEN RIVER BASIN, WY
CURRENT SODIUM LEASES
BUREAU OF LAND MANAGEMENT

Scale 1" = 24,000'

Date	Description	Drafted By:
10-JAN-12	Original for discusion	RTL
03-MAR-15	UPDATE KSLA MAP	KFH
13-FEB-20	Updated by HPG - Imperial Leases	KFH

Layout: 11x17 P (US Reserve Areas) 2/14/2020 10:45 AM

Drawing Name: KSLA_grbasin_public_2014_HPG.dwg

HPG hollberg professional group, pc

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
DEPTH
MINE OPERATOR
SOFT, LARGE CRYSTALLINE TRONA
HARD, FINE GRAIN, AMORPHOUS TRONA INTERBEDDED OR MIXED WITH HALITE
Sandstones and Siltstones
Marlstones and Oil Shales
BASE OF TRONA DEPOSTION
25
24
20
19
17
5
4
3
2
1
800ft
244M
850ft
260M
1370ft
1420ft
1600ft TO 1700ft
488-520M
2200ft
670M
ciner
Other Producers

Source: Management.
We remove insoluble materials and other impurities by thickening and filtering the liquor. We then add activated carbon to our filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. We then dry the resulting material in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Our storage silos can hold up to 65,000 short tons of processed soda ash at any given time. Our facility is in good working condition and has been in service for more than 50 years.
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
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. During 2019, we used approximately 3.8 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supply of natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in natural gas prices, we hedge a portion of our natural gas consumption requirements, which enables us to set the price for a portion of our forecasted natural gas purchases. During 2019 we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands. We are planning for the facility to be operational by the end of the first quarter of 2020 and provide us with an improvement of approximately $3 million per year in energy costs once fully operational, improving to $4 million per year once the Green River Expansion Project is online.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2019, we shipped approximately 96.9% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”), and our plant receives rail service exclusively from Union Pacific. Our agreement with Union Pacific expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the year ended December 31, 2019, we assisted the majority of our domestic customers in arranging their freight services. During 2019, we had no shortfall payments and do not expect to make any such payments in the future. Ciner Corp leases a fleet of more than 2,000 hopper cars that serve as dedicated modes of shipment to our domestic customers and ANSAC. For export, we ship our soda ash on unit trains consisting of more than 100 cars to two primary ports: Galveston, Texas and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. ANSAC currently provides logistics and support services for all of our export sales. For domestic sales, Ciner Corp provides similar services.
On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash.  The effective termination date of Ciner Corp’s membership in ANSAC is December 31, 2021 (the “ANSAC termination date”). Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally. After the ANSAC termination date, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Enterprises and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.  The development costs of export capabilities are currently being paid by Ciner Enterprises, who is evaluating how these costs might be allocated to the Partnership, which could include ownership by us and repayment for the development costs and related assets or a service agreement model for logistics services which includes reimbursements for development costs. Since a decision to allocate costs to the Partnership has not been made yet and the Partnership is not currently using any Ciner Enterprises export services, none of these development costs have been recorded by the Partnership through December 31, 2019.
Customers
Our largest customer currently is ANSAC. For the year ended December 31, 2019, ANSAC accounted for approximately 60.4% of our net sales. No other individual customer accounted for more than 10% of our net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Corp, on our behalf, negotiates directly with, and we export to, customers in markets not currently served by ANSAC.
For customers in North America, Ciner Corp, on our behalf, typically enters into contracts, having terms ranging from one to three years. Under these contracts, our customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their estimated soda ash requirements at a fixed price for a given calendar year. Although we do not have a “take or pay” arrangement with our customers, substantially all of our sales are made pursuant to written agreements and not through spot sales. In 2019, we had more than 70 domestic customers and in general, we have long-term relationships with the majority of our customers, meaning we have been a supplier to them for more than ten years.
Our customers, including end users to whom ANSAC makes sales overseas, consist primarily of:

•	Glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and

•	The majority of the remainder is comprised of chemical and detergent manufacturing companies.
While Ciner Corp has delivered a notice to terminate its membership in ANSAC effective on the ANSAC termination date, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash. After the ANSAC termination date, we expect Ciner Corp will begin marketing soda ash directly on our behalf into international markets which are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.  Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers.
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
Leases and License
We are party to several mining leases and one license, as noted in the table below, which give us subsurface mining rights. Some of our leases are renewable at our option upon expiration. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company LLC (“RSRC”), an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with RSRC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
The following is a summary of the material terms of our leases and our license as of December 31, 2019:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31, 2019	Total Approximate Acreage as of December 31, 2019	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
License with RSRC	1	12,439 acres	2061	License will renew so long as we continuously conduct operations to mine and remove sodium minerals from the licensed premises in commercial quantities.	1961	8% of net sales
Leases with the U.S. Government	4	7,934 acres	2027-2028	These leases will renew so long as we file an application for renewal with the Department of the Interior, Bureau of Land Management, within 90 days of expiration of the leases(1)	1961	6% of gross output
Leases with the State of Wyoming	5	3,079 acres	2029	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)	Renewals are typically for ten-year periods.
The foregoing descriptions of the material terms of our leases and our license do not purport to be complete descriptions of our leases and our license, and are qualified in their entirety by reference to the full text of the leases and license, as amended copies of which have been filed or incorporated by reference as exhibits to this Report. See Part IV, Item 15, “Exhibits and Financial Statement Schedules— Exhibit Index” for more information.
Trona Reserves
As of December 31, 2019, HPG had estimated proven and probable reserves of approximately 211.9 million short tons, which is equivalent to 115.5 million short tons of soda ash. The estimates of our proven and probable reserves were prepared by HPG for the year ended December 31, 2019. Based on our current mining rate of approximately 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona using current methods in excess of 50 years.

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

For purposes of categorizing our proven reserves, HPG estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, HPG reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2019.
In determining whether our reserves meet these proven and probable standards, HPG applied certain assumptions regarding the remaining life of our reserves, including, among other things, that:

•
our cost of products sold, excluding depreciation, depletion and amortization expense per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2019, which was approximately $80 per short ton of soda ash;

•
the weighted average net sales per short ton will remain consistent with our weighted average net sales price per short ton for three years ended December 31, 2019, which was approximately $183 per short ton of soda ash;

•	we will achieve an annual mining rate of approximately 4.0 million short tons of trona;

•	we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;

•	the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash, excluding our deca rehydration recovery process);

•	our run-of-mine ore estimate contains dilution from the mining process;

•	we will, in approximately 10 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9.5 to 10 feet;

•	we will, within the next one to six years, conduct “two-seam mining,” which means to perform continuous mining simultaneously on beds 24 and 25 in close proximity;

•	our mining costs will remain consistent with 2019 levels until we begin two-seam mining, at which time mining costs for the two-seam mining tonnage could increase by as much as 50%;

•	our processing costs will remain consistent with 2019 levels;

•	we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;

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

Our reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with RSRC. See “Leases and License” above for a summary of these leases and our license, including expiration date ranges.
The following table presents our estimated proven and probable trona reserves at December 31, 2019:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with RSRC	51.6	85.9%	51.6	85.8%	103.2	56.2
Leases with the U.S. Government	42.1	86.2%	44.0	85.7%	86.1	46.9
Leases with the State of Wyoming	5.6	86.8%	16.9	86.1%	22.6	12.4
Total(5)	99.3	86.0%	112.5	85.8%	211.9	115.5

(1)	For purposes of these estimates, the in-seam minimum grade for reported tonnage is 85%.

(2)
The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 85.9%. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2019, which was approximately $183 per short ton of soda ash.

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
Wyoming Department of Environmental Quality (“WDEQ”)
Our operations are subject to oversight by the Land Quality Division of the WDEQ. In particular, historically our principal mine permit issued by the Land Quality Division required us to “self-bond” for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As a result, we have a self-bond agreement with the WDEQ under which we currently commit to pay directly for reclamation costs. The amount of the bond was $36.2 million and $32.9 million as of December 31, 2019 and December 31, 2018. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020. While we expect to obtain such surety guarantee by that time, we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.
Clean Air Act
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources. Under the Clean Air Act, our facility has been issued a Title V operating permit, which regulates emissions to air from our operations. In particular, our operations are subject to technology-based standards pursuant to the Clean Air Act’s New Source Performance Standards for Nonmetallic Mineral Processing Plants, which limit particulate matter emissions. Under associated Clean Air Act regulations our operation is also subject to Best Available Control Technology (BACT) requirements. In addition, our boilers are subject to technology-based standards pursuant to the Clean Air Act’s National Emission Standards for Hazardous Air Pollutants for Major Source: Industrial, Commercial and Institutional Boilers and Process Heaters, which were published in final form in November 2015. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants.
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
Resource Conservation and Recovery Act
The federal Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose requirements for the careful generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. Based on the amount of hazardous waste our operations generate (less than 100 kilograms per month), we have been classified under RCRA as a conditionally exempt small quantity generator.
Comprehensive Environmental Response, Compensation, and Liability Act
The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) (otherwise known as “Superfund”), and comparable state laws impose liability in connection with the release of hazardous substances into the environment. CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and those who disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Wyoming’s Environmental Quality Act also creates the potential for liability in connection with the release of hazardous substances into the environment, and has been construed to impose liability without regard to fault. We have not received notice that we are a potentially responsible party at any Superfund site.
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
Mining and Workplace Safety
The MSHA is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections annually for our entire facility, as well as spot check every five days in our underground facility due to our Green River Basin facility being classified as a gassy mine. For 2019; we averaged 0.28 citations per inspection day, which is below the industry average of 1.19 citations per inspection day.

We also are subject to the requirements of the U.S. Occupational Safety and Health Act (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA Hazard Communication Standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.

Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2019, our facility had one lost work-day injury and nine recordable injuries as reported by MSHA. During the five years ended December 31, 2019, the Green River Basin facility averaged 0.8 lost work day injuries per year and averaged 4.8 recordable injuries per year as reported by MSHA, which we believe to be better than the industry average.
Employees/Labor Relations
The personnel who operate our assets are employees of Ciner Corp and its affiliates. Under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for the time and cost of employees who operate our assets and for support provided to Ciner Wyoming. As of December 31, 2019, Ciner Corp and its U.S. affiliates had approximately 497 full-time employees, of which 452 are employees who operate the mine at our facility in the Green River Basin. None of these employees was covered by a collective bargaining agreement as of December 31, 2019. We consider our relations with our employees to be satisfactory.

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
We may not have sufficient available cash each quarter to pay the quarterly distribution at the current distribution level of $0.340 per unit, or $1.360 per unit on an annualized basis, or at all. In order to pay the quarterly distribution at the current distribution level, we will require available cash of approximately $6.9 million per quarter, or $27.4 million per year, based on the number of common and general partner units currently outstanding.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on several factors, some of which are beyond our control, including, among other things:
•the market prices for soda ash in the markets in which we sell;
•the volume of natural and synthetic soda ash produced worldwide, including potential additional soda ash from affiliates of the Ciner Group;

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

•
our relationships with our customers, including changes to such relationships as a result of Ciner Corp’s expected termination as a member of ANSAC as of the ANSAC termination date, and our or our sales agent’s ability to renew contracts on favorable terms to us;

•the creditworthiness of our customers;
•a cybersecurity event;
•a pandemic or epidemic;

•	regulatory action affecting the supply of, or demand for, soda ash; our ability to mine trona ore; our transportation logistics; our operating costs or our operating flexibility;
•new or modified statutes, regulations, governmental policies and taxes or their interpretations; and
•prevailing U.S. and international economic conditions and foreign exchange rates.
In addition, the actual amount of cash we will have available for distribution will depend on other factors, some of which are beyond our control, including, among other things:

•
the level and timing of capital expenditures we make, including the amount and timing of increased capital expenditures with respect to the new Green River Expansion Project at our facility to increase its soda ash production levels;

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
Prices for soda ash may fluctuate in response to relatively minor changes in the supply of and demand for soda ash, market uncertainty and other factors beyond our control. These factors include, among other things:
•overall economic conditions;
•additional supply from suppliers selling into markets that we serve, including potential additional soda ash from affiliates of the Ciner Group;
•the level of customer demand, including in the glassmaking industry;
•changes to our customer relationships and customer sales as a result of Ciner Corp’s expected termination as a member of ANSAC as of the ANSAC termination date;
•the level of production and exports of soda ash globally;
•the level of production of materials used to produce soda ash, including trona ore or synthetic materials, globally;
•the cost of energy consumed in the production of soda ash, including the price of natural gas and electricity;
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
We, along with two other U.S. trona-based soda ash producers, currently utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we do not have direct access to ANSAC’s customers and we have no direct control over the credit or other terms ANSAC extends to its customers. As a result, we are indirectly vulnerable to ANSAC’s customer relationships and the credit and other terms ANSAC extends to its customers, and if, prior to Ciner Corp’s expected termination from ANSAC as of the ANSAC termination date, ANSAC ceased to exist, we could face costs and risks of securing customers in those markets and related logistics arrangements on favorable terms. Any adverse change in ANSAC’s customer relationships, while Ciner Corp remains a member in ANSAC, could have a direct impact on ANSAC’s ability to make sales and our ability to make sales to ANSAC. In addition, to the extent ANSAC extends credit or other favorable terms to its end customers and those customers subsequently default under sales contracts or otherwise fail to perform, we would have no direct recourse against them.
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
On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC with an effective termination of December 31, 2021. ANSAC has historically been our largest customer for the years ended December 31, 2019, 2018 and 2017, accounting for 60.4%, 52.0% and 44.7%, respectively, of our net sales. As a result, we cannot be assured that we will be able to retain existing foreign customers or secure new foreign customers or the related logistics arrangements on favorable terms after the ANSAC termination date, which could materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.
An increase in natural gas prices, or an interruption in our natural gas supply, would negatively impact our competitive cost position when compared to other foreign and domestic soda ash producers.
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.30 and $4.22. For the years ended December 31, 2019 and 2018, the average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices were $2.05 and $2.44 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
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
For the year ended December 31, 2019, approximately 96.9% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2021. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2019, we shipped approximately 96.9% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2021. There can be no assurance that this contract will be renewed on terms favorable to us or at all. For the year ended December 31, 2019 and 2018, we assisted the majority of our domestic customers in arranging their freight services. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 135 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During the years ended December 31, 2019 and 2018, we had no shortfall payments under the transportation agreement.
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
For the year ended December 31, 2019, our international sales of soda ash as a percentage of total sales was 60.4%. Our gross margin for international sales is lower than our gross margin for domestic sales because our average price of soda ash sold internationally is lower than our average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
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

In 2023, our deca stockpiles will be substantially depleted.  We are evaluating our Green River Expansion Project at the site that will offset this decline as well as provide additional soda ash production above our current rates.  We cannot guarantee that any such investments will be executed successfully or in a timely manner to enable us to maintain our current rates of production.
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
We face competition from a number of soda ash producers in the United States, Europe and Asia, some of which have greater market share and greater financial, production and other resources than we do. Some of our competitors are diversified global corporations that have many lines of business. For example, the Ciner Group is in the early stages of entering into agreements and evaluating opportunities that may result in producing new soda ash from one or more separate facilities in the U.S. in the future which may increase competition if developed. Some of our competitors have greater capital resources and may be in a better position to withstand a long term deterioration in the soda ash market. Other competitors, even if smaller in size, may have greater experience and stronger relationships in their local markets. Competitive pressures could make it more difficult for us to retain our existing customers and attract new customers, which could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to our unitholders. Competition could also intensify the negative impact of factors that decrease demand for soda ash in the markets we serve, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of soda ash. In addition, China is the largest producer of synthetic soda ash in the world and historically has exported only a small percentage of its production. If Chinese producers, which we believe are supported by government subsidies, and other producers were to begin producing significantly more quantities of soda ash than are produced today then the supply of soda ash in the global market could materially increase and put downward pressure on pricing.
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
On February 28, 2020, the Ciner Wyoming Credit Agreement was amended to, among other things, enable greater flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility, including, among other things (i) increasing the basket for purchase money indebtedness permitted under the Ciner Wyoming Credit Agreement from $5.0 million to $30.0 million; (ii) adding procedures under the Ciner Wyoming Credit Agreement for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the secured overnight financing rate, or SOFR, published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions to the Ciner Wyoming Credit Agreement relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.
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

A cyber-attack on or other failure of our technology infrastructure could affect our business and assets, and have a material adverse effect on our financial condition, results of operations and cash flows.
We are becoming increasingly dependent on our technology infrastructure and certain critical information systems which process, transmit and store electronic information, including information we use to safely and effectively operate our respective assets and businesses. These information systems include data network and telecommunications, internet access, our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our soda ash production facility and other facilities and assets that we utilize. We have invested, and expect to continue to invest, significant time, manpower and capital in our technology infrastructure and information systems. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cybersecurity threats to gain unauthorized access to sensitive information, cyber-attacks, which may render data systems unusable, and physical threats to the security of our assets and infrastructure or third-party facilities and infrastructure.
Additionally, our business is highly dependent on financial, accounting and other data processing systems We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. Furthermore, we rely on information systems across our operations, including the management of supply chain and various other processes and transactions. As a result, a disruption on any information systems at our soda ash production facility or other facilities and assets that we utilize, may cause disruptions to our operations and have a material adverse effect on our financial condition, results of operations and cash flows.
The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, vulnerability scans, 24/7 monitoring of network services and operating ERP, payroll, logistics systems in the cloud. However, security measures for information systems cannot be guaranteed to be failsafe and implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system was hacked or otherwise interfered with by an unauthorized user, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities.
Cyber-attacks against us or others in our industry could result in additional regulations, and U.S. government warnings have indicated that infrastructure assets may be specifically targeted by certain groups. These attacks include, without limitation, malicious software, ransomware, attempts to gain unauthorized access to data, and other electronic security breaches. These attacks may be perpetrated by state-sponsored groups, “hacktivists”, criminal organizations or private individuals (including employee malfeasance). Current efforts by the federal government, such as the Strengthening the Cybersecurity of Federal Networks and Critical Infrastructure executive order, and any potential future regulations could lead to increased regulatory compliance costs, insurance coverage cost or capital expenditures. We cannot predict the potential impact to our business, the soda ash production industry or certain infrastructure facilities, assets and services upon which we rely resulting from additional regulations.
Further, our business interruption insurance may not compensate us adequately for losses that may occur. We do not carry insurance specifically for cybersecurity events; however, certain of our insurance policies may allow for coverage for a cyber-event resulting in ensuing property damage from an otherwise insured peril. If we were to incur a significant liability for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur.
If we are not able to renew our leases, it will have a material adverse effect on us. Under the terms of our subsurface mining leases, we are required to make minimum royalty payments or annual rentals, and the royalty rates we are required to pay may change with little or no notice to us.
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with RSRC. As of December 31, 2019, none of our leases covering our acreage are scheduled to expire until 2027. If we are not able to renew our leases, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders. Each of those leases and the license requires that minimum royalties or annual rentals be paid regardless of production levels. If our operations do not meet production goals, then it could have an adverse effect on our ability to pay cash distributions due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the corresponding net sales.
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
As our mine ages and we deplete our trona reserves, in order to maintain current production rates over the next one to five years, we expect to need to utilize a two seam mining technique, which could increase our mining costs. In addition, our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves.
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
One of the ways we may grow our business is through the expansion or improvement of our existing facility. The construction of additions or modifications to our existing facility involve numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control. Such expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. For example, we are currently expecting capital expenditures over the next several quarters that are materially higher than have been incurred by Ciner Wyoming in recent years in order to undertake expansion and infrastructure improvements, including the Green River Expansion Project, that are expected to increase our soda ash production levels. If we continue to undertake these expansion or improvement projects or undertake additional expansion or improvement projects, any such projects may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.
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
Our joint venture arrangement may involve risks not otherwise present without such partner, including, for example:

•
our joint venture partner shares certain blocking rights over transactions between Ciner Wyoming and its affiliates, including us and potential arrangements between Ciner Corp and Ciner Wyoming after the ANSAC termination date regarding Ciner Corp’s ability to market our soda ash directly into international markets that are currently being served by ANSAC;

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
On February 28, 2020, the Ciner Resources Credit Agreement was amended to, among other things, enable greater flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility, including, among other things (i) increasing the basket for purchase money indebtedness permitted under the Ciner Resources Credit Agreement from $5.0 million to $30.0 million; (ii) adding procedures under the Ciner Resources Credit Agreement for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to SOFR published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions to the Ciner Resources Credit Agreement relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.
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

•
the CERCLA or the Superfund law, and analogous state laws that regulate the cleanup of hazardous substances that may be or have been released at properties currently or previously owned or operated by us or at locations to which our wastes are or have been transported for disposal;

•
the federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws that regulate discharges from our facilities into state and federal waters, including wetlands and the Green River;

•	the RCRA, and analogous state laws that impose requirements for the storage, treatment and disposal of solid and hazardous waste from our facilities;

•	the Endangered Species Act, or ESA; and

•	the Toxic Substances Control Act, or TSCA, and analogous state laws that impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facility.
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
Many nations have agreed to limit emissions of “greenhouse gases,” or GHGs, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of coal, oil, natural gas and refined petroleum products, are GHGs regulated by the Kyoto Protocol. The United States signed, but did not ratify, the Kyoto Protocol. In August 2015, the Obama administration announced the Clean Power Plan (the “CPP”), which sets limits on GHG emissions from power plants. Further, in December 2015, the United States was one of 195 countries to sign the so-called Paris Agreement. The Paris Agreement came into effect in November 2016. However, in June 2017, the Trump administration announced plans to withdraw from the Paris Agreement. President Trump also issued an executive order on promoting energy independence and economic growth. The EPA then issued a report covering plans on how to implement the president’s executive order including plans to review and possibly repeal all greenhouse-gas related regulations, including the CPP. On July 8, 2019, the EPA finalized the Affordable Clean Energy rule (the “ACE”). The ACE repeals the CPP and replaces the CPP with the ACE. Regulatory uncertainty remains as challenges have been filed in district court.
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
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the WDEQ historically allowed us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. As of December 31, 2019, the amount of our self-bond agreement with the WDEQ was $36.2 million. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020. While we expect to obtain such surety guarantee by that time, we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division; so the current amount is subject to increase.
Our inability to secure financial assurances satisfactory to WDEQ could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:

•	the State of Wyoming’s future decision to require mining operations to maintain surety bonds or other types of financial assurances;

•	continued increases in the amount of required financial assurance;

•	the lack of availability, high expense, or unreasonable terms of financial assurances;

•	the ability of future financial assurance counterparties to require collateral; and

•	the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.

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

•
all of the officers and five of the directors of our general partner are also officers and/or directors of Ciner Corp, a subsidiary of Ciner Enterprises, or other affiliates of Ciner Enterprises (such entities, excluding our general partner, us and Ciner Wyoming (“other Ciner Group affiliates”)) and will owe fiduciary duties to such other Ciner Group affiliates. The officers of our general partner will devote some or a significant amount of their time to the business of such other Ciner Group affiliates and will be compensated by such other Ciner Group affiliates accordingly;

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

•
our largest customer is ANSAC, of which our affiliate, Ciner Corp, is one of three current members, and certain officers of our general partner currently and periodically serve as board members of ANSAC;

•
Ciner Enterprises and its affiliates are not limited in their ability to compete with us and may directly or indirectly compete with us for acquisition opportunities and customers. For example, we face competition from Ciner Group’s trona-based soda ash production in Turkey and prospective soda ash production in the U.S. through a new joint venture between Imperial Natural Resources Trona Mining Inc. and a third party and Ciner Corp, our sales agent for soda ash, acts as sales agent for soda ash imports by Ciner Group to the U.S.;

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

We currently do not have a majority of independent directors on the board of directors of our general partner, which could create conflicts of interests and pose a risk from a corporate governance perspective.
Ciner Holdings, an entity indirectly controlled by the global Ciner Group, has the ability to, among other things, (i) appoint all directors to the board of directors of our general partner, (ii) set the number of directors on the board of directors of our general partner, subject to the limitations set forth in our general partner’s governing documents, and (iii) fill any newly created directorships or vacancies on the board of directors of our general partner.  As a publicly traded limited partnership, the NYSE rules do not require, and the board of directors of our general partner does not currently have, a majority of independent directors or a compensation committee or a nominating and corporate governance committee comprised of independent directors-. In addition, while our partnership agreement permits our general partner to seek review by the conflicts committee comprised of independent directors of matters involving conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, our general partner is not required or obligated to seek conflicts committee approval for any such matter.   As a result, the lack of control of the independent directors on the board of directors of our general partner may create the potential for conflicts of interest and deprive us of the benefits of having entirely independent director approval of various decisions.  Accordingly, unitholders do not have the same protections afforded to equity holders of entities that have a board of directors comprised of a majority of independent directors or are otherwise subject to all of the NYSE corporate governance requirements.

Operating performance and current and anticipated capital needs, including investments in expansion capital expenditures and acquisitions, may affect the amount distributed to unit holders.

We intend to pay a quarterly distribution to our unit holders to the extent we have sufficient cash from our operations after establishment of cash reserves, which may include current and anticipated expansion capital expenditures and acquisitions. We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash per year. We have recently conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, we lowered our quarterly cash distributions beginning in May 2019 by approximately 40% from previously announced cash distributions to satisfy approximately 50% of the funding for the project, which we believe will continue for the next several quarters depending upon business performance.

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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under Delaware law regarding fiduciary duty. For example, our partnership agreement provides that:

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
Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, including Ciner Enterprises and its other subsidiaries, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Ciner Enterprises and other Ciner Group affiliates may make investments in and purchases of entities that acquire, own and operate other soda ash producing assets and that may compete with us. For example, the Ciner Group is in the early stages of entering into agreements and evaluating opportunities that may result in producing new soda ash from one or more separate facilities in the U.S. in the future which may increase competition if developed. Ciner Enterprises and such other Ciner Group affiliates will be under no obligation to make any acquisition opportunities available to us. Moreover, while Ciner Enterprises or such other Ciner Group affiliates may offer us the opportunity to buy additional assets from it, it is under no contractual obligation to accept any offer we might make with respect to such opportunity.
Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Ciner Enterprises and such other Ciner Group affiliates. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66-2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of February 28, 2020, Ciner Holdings owned 14,551,000 common units, which constitutes an aggregate of 73.6% of the common units in us.

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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of February 28, 2020, Ciner Holdings owned an aggregate of 73.6% of our common units.
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
The Tax Cuts and Jobs Act of 2017 provides for certain changes to the taxation of individuals, including, a reduction in the maximum marginal income tax rate for individuals and a new individual deduction relating to certain income from partnerships. Although the legislation did not impact our treatment as a partnership for U.S. federal income tax purposes, many of the provisions in the legislation, including the reduction in individual income tax rates and the deduction related to certain income from partnerships, are temporary and, without additional legislation, will sunset on December 31, 2025. In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. We believe the income that we treat as qualifying satisfies the requirements under current regulations. However, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for U.S. federal income tax purposes in the future.
We are unable to predict whether additional legislation or any other tax-related proposals will ultimately be enacted. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Any such change could negatively impact the value of an investment in our common units.
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
Our ability to deduct business interest expense will be limited for federal income tax purposes to an amount equal to the sum of our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.
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
The Tax Cuts and Jobs Act of 2017 also imposes a federal income tax withholding obligation of 10% of the amount realized upon a non-U.S. person’s sale or exchange of an interest in a partnership that is engaged in a U.S. trade or business. However, application of this withholding rule to dispositions of publicly traded partnership interests has been suspended by the IRS until regulations or other guidance have been issued. It is not clear when or if such regulations or guidance will be issued. Non-U.S. persons should consult a tax advisor before investing in our common units.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE under the symbol “CINR.” As of February 28, 2020, Ciner Holdings owned 14,551,000 common units. The closing sales price of our common units on NYSE on February 28, 2020 was $14.22. Ciner Holdings has approximately 74% ownership interest in us and the public owned 5,206,260 common units which constitutes an approximately 26% ownership interest in us. There are 12 record holders of our outstanding common units as of February 28, 2020.

Distributions of Available Cash from Operating Surplus and Capital Surplus
General
Our partnership agreement requires that, within 60 days after the end of each quarter, we distribute our available cash to unitholders of record on the applicable record date.
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

•
provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units;

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
Quarterly Distributions
On January 30, 2020, the Partnership declared its fourth quarter 2019 quarterly distribution. The quarterly cash distribution of $0.340 per unit was paid on February 21, 2020 to unitholders of record on February 10, 2020.
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the approximate percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution, including for the declared quarterly distributions of $0.340 per unit for each of the four quarters of 2019. Under the partnership agreement, our general partner has considerable discretion to determine the amount of available cash (as defined therein) for distribution each quarter to the Partnership’s unitholders, including discretion to establish cash reserves that would limit the amount of available cash eligible for distribution to the Partnership’s unitholders for any quarter. The Partnership does not guarantee that it will pay the target amount of the minimum quarterly distribution listed below (or any distributions) on its units in any quarter. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs and (4) assume that we do not issue additional classes of equity securities.

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
During the year ended December 31, 2019, the Partnership did not repurchase any of its equity securities.

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

Statement of operations data:	For the years ended December 31,
($ in millions, except per unit data)	2019	2018	2017	2016	2015
Results of Operations:
Net sales	$522.8	$486.7	$497.3	$475.2	$486.4
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	365.0	355.0	356.7	335.6	332.4
Depreciation, depletion and amortization expense	26.9	28.4	27.1	26.1	23.7
Selling, general and administrative expenses	23.8	24.5	22.4	23.3	20.0
Impairment and loss on disposal of assets, net	—	—	1.6	0.3	0.2
Litigation settlement	—	(27.5)	—	—	—
Operating income	107.1	106.3	89.5	89.9	110.1
Total interest and other expense, net	(5.5)	(3.3)	(3.1)	(3.6)	(3.9)
Net income	$101.6	$103.0	$86.4	$86.3	$106.2
Net income attributable to non-controlling interest	52.0	53.1	44.8	44.9	54.7
Net income attributable to Ciner Resources LP	$49.6	$49.9	$41.6	$41.4	$51.5
Net income per limited partner unit:
Net income per limited partner unit (basic)	$2.46	$2.48	$2.08	$2.08	$2.58
Net income per limited partner unit (diluted)	$2.46	$2.48	$2.07	$2.08	$2.58
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.6	19.6	19.6
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.7	19.6	19.6
Cash distribution declared per unit	$1.36	$2.27	$2.27	$2.27	$2.19
Adjusted EBITDA (1)	$135.4	$136.5	$120.1	$116.5	$133.9
Distributable cash flow attributable to Ciner Resources LP	$54.9	$58.4	$52.0	$50.4	$56.8
Distribution coverage ratio	2.00	1.28	1.14	1.10	1.27

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

Balance sheet data (at period end):	As of December 31,
($ in millions)	2019	2018	2017	2016	2015
Total assets	$494.3	$434.6	$453.2	$413.1	$423.2
Long-term debt	129.5	99.0	138.0	89.4	110.0
Partners’ capital attributable to Ciner Resources LP	172.7	153.9	148.4	153.3	156.0
Non-controlling interests	127.2	106.2	99.8	105.9	107.2
Total equity	299.9	260.1	248.2	259.2	263.2

Cash flow data (at period end):
($ in millions)	For the years ended December 31,
Cash provided by (used in):	2019	2018	2017	2016	2015
Operating activities	$103.8	$162.2	$79.3	$128.3	$150.2
Investing activities (primarily capital expenditures)	(65.4)	(39.4)	(24.7)	(25.3)	(35.7)
Financing activities	(33.7)	(142.8)	(44.1)	(103.7)	(125.1)

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
You should read the following management's discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report. The Partnership has omitted from this MD&A a detailed discussion of the year-over-year changes from the Partnership’s fiscal year 2017 as compared to fiscal year 2018, which can be found in the MD&A section in the Partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission on March 8, 2019.
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
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners L.P. ("NRP"), currently owns a 49% membership interest in Ciner Wyoming.
Recent Developments

Notice to Terminate Membership in ANSAC

On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash.  The effective termination date of Ciner Corp’s membership in ANSAC is December 31, 2021 (the “ANSAC termination date”). Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. Potential liabilities associated with exiting ANSAC are not currently probable or estimable.

ANSAC was our largest customer for the years ended December 31, 2019, 2018 and 2017, accounting for 60.4%, 52.0% and 44.7%, respectively, of our net sales. Although ANSAC has been our largest customer for the years ended December 31, 2019, 2018, and 2017, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash. After the ANSAC termination date, we expect Ciner Corp will begin marketing soda ash directly on our behalf into international markets which are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.  Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers. In addition, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Enterprises and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.  The development costs of export capabilities are currently being paid by Ciner Enterprises, who is evaluating how these costs might be allocated to the Partnership, which could include ownership by us and repayment for the development costs and related assets or a service agreement model for logistics services which includes reimbursements for development costs. Since a decision to allocate costs to the Partnership has not been made yet and the Partnership is not currently using any Ciner Enterprises export services, none of these development costs have been recorded by the Partnership through December 31, 2019.

Quarterly Distribution
For each of the four quarters in 2019, the Partnership declared a quarterly cash distribution of $0.340 per unit. On January 30, 2020, the Partnership declared its fourth quarter 2019 quarterly cash distribution of $0.340 per unit. The fourth quarter 2019 quarterly cash distribution was payable on February 21, 2020 to unitholders of record on February 10, 2020.
Green River Expansion Project
We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash per year. We have recently conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, we lowered our quarterly cash distributions beginning in May 2019 by approximately 40% from previously announced cash distributions which we believe will continue until satisfying approximately 50% of the funding for the project.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality (“WDEQ”)
We have a self-bond agreement with the WDEQ under which we currently commit to pay directly for reclamation costs. The amount of the bond was $36.2 million and $32.9 million as of December 31, 2019 and December 31, 2018. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020.  While we expect to obtain such surety guarantee by that time, we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division. For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.”
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
International Commercial Restructuring and Expansion
On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash.  The effective termination date of Ciner Corp’s membership in ANSAC is December 31, 2021 (the “ANSAC termination date”). Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally. After the ANSAC termination date, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Enterprises and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.  The development costs of export capabilities are currently being paid by Ciner Enterprises, who is evaluating how these costs might be allocated to the Partnership, which could include ownership by us and repayment for the development costs and related assets or a service agreement model for logistics services which includes reimbursements for development costs. Since a decision to allocate costs to the Partnership has not been made yet and the Partnership is not currently using any Ciner Enterprises export services, none of these development costs have been recorded by the Partnership through December 31, 2019.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands. We are planning for the facility to be operational by the end of the first quarter of 2020 and provide us with an improvement of approximately $3 million per year in energy costs once fully operational, improving to $4 million per year once the Green River Expansion Project is online.

How We Evaluate Our Business

Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore, which we refer to as our “ore grade”, is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Our ore grade for the years ended December 31, 2019 and 2018 was 86.6% and 85.8%, respectively. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio for the years ended December 31, 2019 and 2018 was 1.51: 1.0 and 1.54: 1.0, respectively.
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
Union Pacific Railroad Company (“Union Pacific”) is our largest provider of domestic rail freight services. For the year ended December 31, 2019, we shipped approximately 96.9% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific. Our plant receives rail service exclusively from Union Pacific and shipments by rail accounted for 86.4% and 78.6% of our total freight costs for the years ended December 31, 2019 and 2018, respectively. The increase in the percentage of freight that is related to Union Pacific is due primarily to our increased usage of Union Pacific to accommodate changes in sales mix between domestic and international and their respective delivery locations. Our agreement with Union Pacific expires on

December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the year ended December 31, 2019, we assisted the majority of our domestic customers in arranging their freight services. During 2019, we had no shortfall payments and do not expect to make any such payments in the future.
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
Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.30 and $4.22. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the years ended December 31, 2019 and 2018, were $2.05 and $2.44 per MMBtu, respectively. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next four years. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
Employee Compensation. See Item 8, Financial Statements and Supplementary Data—Note 11, “Employee Compensation,” for information on the various benefit plans offered and administered by Ciner Corp.
Royalties. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and RSRC, an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.

The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with RSRC, LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor through renewal or renegotiation of leases or license, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. On October 23, 2015, the Partnership has a Services Agreement (the “Services Agreement”), with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
Ciner Group also owns and operates port facilities in Turkey, and since 2017 one of its other North American subsidiaries has an arrangement to exclusively import soda ash into a port on the east coast of the U.S. Ciner Corp, which is the exclusive sales agent for the Partnership, serves as the exclusive sales agent of that material and receives a commission on those sales. We believe by having access to that material, Ciner Corp is able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and over time lower our overall costs to serve which are subsequently charged to the Partnership.
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
The following tables set forth our results of operations for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
($ in millions; except for operating and other data section)	2019	2018
Net sales	$522.8	$486.7
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	221.4	215.9
Depreciation, depletion and amortization expense	26.9	28.4
Freight costs	143.6	139.1
Total cost of products sold	391.9	383.4
Gross profit	130.9	103.3
Operating expenses:
Selling, general and administrative expenses	23.8	24.5
Litigation settlement	—	(27.5)
Total operating expenses	23.8	(3.0)
Operating income	107.1	106.3
Other income/(expenses):
Interest income	0.4	1.9
Interest expense	(5.9)	(5.1)
Other - net	—	(0.1)
Total other expense, net	(5.5)	(3.3)
Net income	$101.6	$103.0
Net income attributable to non-controlling interest	52.0	53.1
Net income attributable to Ciner Resources LP	$49.6	$49.9

Operating and Other Data:
Trona ore consumed (thousands of short tons)	4,157.0	4,018.3
Ore to ash ratio(1)	1.51: 1.0	1.54: 1.0
Ore grade(2)	86.6%	85.8%
Soda ash volume produced (thousands of short tons)	2,751.9	2,613.4
Soda ash volume sold (thousands of short tons)	2,759.1	2,613.2
Adjusted EBITDA(3)	$135.4	$136.5

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.

(3)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations

The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Years Ended December 31,		Percent Increase/(Decrease)
($ in millions, except per ton data)	2019	2018	2019 vs 2018
Net sales:
Domestic	$207.0	$233.4	(11.3)%
International	315.8	253.3	24.7%
Total net sales	$522.8	$486.7	7.4%
Sales volumes (thousands of short tons):
Domestic (thousands of short tons)	874.5	1,057.1	(17.3)%
International (thousands of short tons)	1,884.6	1,556.1	21.1%
Total soda ash volume sold (thousands of short tons)	2,759.1	2,613.2	5.6%
Average sales price (per short ton):
Domestic	$236.71	$220.79	7.2%
International	$167.57	$162.78	2.9%
Average	$189.48	$186.25	1.7%
Percent of net sales:
Domestic sales	39.6%	48.0%	(17.5)%
International sales	60.4%	52.0%	16.2%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	31.7%	40.5%	(21.7)%
International volume	68.3%	59.5%	14.8%
Total percent of volume sold	100.0%	100.0%

Consolidated Results
Net sales. Net sales increased by 7.4% to $522.8 million for the twelve months ended December 31, 2019 from $486.7 million for the twelve months ended December 31, 2018, primarily driven by an increase in soda ash volumes sold of 5.6% due to higher production for the twelve months ended December 31, 2019, as well as an increase in average sales prices of 1.7%. The increase in sales prices was driven by an increase in domestic and international pricing during the twelve months ended December 31, 2019. The increase in sales prices was also affected by a planned shift in our sales mix between domestic and international sales volumes for the twelve months ended December 31, 2019 compared to the same period in 2018.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 2.2% to $391.9 million for the twelve months ended December 31, 2019 from $383.4 million for the twelve months ended December 31, 2018, primarily due to higher variable production costs, as well as an increase in freight costs for the twelve months ended December 31, 2019 because of increased sales and production volumes compared to the twelve months ended December 31, 2018. Our increased production and freight costs were partially offset by a decrease in consulting fees and overall maintenance related expenses incurred during the twelve months ended December 31, 2019.
Litigation settlement. During the twelve months ended December 31, 2018, we recognized $27.5 million related to the settlement of an action filed against RSRC related to royalty overpayment under Ciner Wyoming’s mineral exploration license with RSRC. The case was settled on June 28, 2018. The recognition of this gain lowered our overall operating costs and expenses in the second quarter of 2018, which positively impacted our operating results for the twelve months ended December 31, 2018.
Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 2.9% to $23.8 million for the twelve months ended December 31, 2019, compared to $24.5 million for the twelve months ended December 31, 2018. The decrease was primarily due to decreases in equity-based compensation expense and professional fees incurred during the twelve months ended December 31, 2019, partially offset by higher selling and administrative fees relating to our affiliate, ANSAC, as a result of our increased sales volumes for the twelve months ended December 31, 2019 compared to the same period in 2018.

Operating income. As a result of the foregoing, and primarily as a result of higher net sales that was led by higher production volumes and higher average net price, operating income increased by 0.8% to $107.1 million for the twelve months ended December 31, 2019, compared to $106.3 million for the twelve months ended December 31, 2018, which included the recognition of a $27.5 million gain related to a positive litigation settlement.
Net income. As a result of the foregoing plus $2.3 million higher net interest expense, net income decreased by 1.4% to $101.6 million for the twelve months ended December 31, 2019, compared to $103.0 million for the twelve months ended December 31, 2018.
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
Our sources of liquidity include:
•cash generated from our operations;
•Approximately $95.5 million ($225.0 million, less $129.5 million outstanding) is available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of December 31, 2019, subject to availability; during the twelve months ended December 31, 2019, we had borrowings of $102.0 million under the Ciner Wyoming Credit Facility, offset by repayments of $71.5 million; and
•$10.0 million available for borrowing under the Ciner Resources Credit Facility as of December 31, 2019, subject to availability.
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
For each of the four quarters in 2019, the Partnership declared a quarterly cash distribution of $0.340 per unit. On January 30, 2020, the Partnership declared its fourth quarter 2019 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution was payable on February 21, 2020 to unitholders of record on February 10, 2020.
We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash per year. We have recently conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we intend to pay for the investment in part through cash generated by the business and in part through debt. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, we lowered our quarterly cash distributions beginning in May 2019 by approximately 40% from previously announced cash distributions which we believe will continue until satisfying approximately 50% of the funding for the project.
Working Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of December 31, 2019, we had a working capital balance of $116.0 million as compared to a working capital balance of $76.9 million as of December 31, 2018. The primary driver for the increase in our working capital balance was an increase in due from affiliates primarily related to the timing of our funding of pension benefit plans offered and administered by Ciner Corp for the Partnership and its subsidiary, Ciner Wyoming as well as incremental sales levels to ANSAC and timing of collections.
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
The following table below summarizes our capital expenditures, on an accrual basis:

	Years Ended December 31,
($ in millions)	2019	2018
Maintenance	$20.5	$15.1
Expansion	37.6	37.3
Total	$58.1	$52.4

During the twelve months ended December 31, 2019, we increased maintenance capital expenditures at our Wyoming facility to both adequately maintain the facility’s physical assets and to improve its operational reliability. The expansion capital expenditures during the twelve months ended December 31, 2019 were driven by further work on our co-generation facility which we are planning to be operational by the end of the first quarter of 2020. Looking ahead, we will continue to invest to improve the sustainability of our existing assets and our Green River Expansion Project which we believe will increase production levels to approximately 3.5 million tons of soda ash per year.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,		Percent Increase/(Decrease)
($ in millions)	2019	2018	2019 vs 2018
Cash provided by (used in):
Operating activities	$103.8	$162.2	(36.0)%
Investing activities	$(65.4)	$(39.4)	66.0%
Financing activities	$(33.7)	$(142.8)	(76.4)%

Cash provided by operating activities decreased to $103.8 million during the twelve months ended December 31, 2019 compared to $162.2 million of cash provided during the twelve months ended December 31, 2018, primarily driven by $26.6 million of working capital used in operating activities during the twelve months ended December 31, 2019, compared to $28.4 million of working capital provided by operating activities during the twelve months ended December 31, 2018. The $55.0 million increase in working capital used in operating activities was primarily due to the $24.9 million increase in due from affiliates for the twelve months ended December 31, 2019, compared to a $28.2 million decrease for the twelve months ended December 31, 2018. The increase was primarily related to an increase in due from affiliates primarily related to the timing of our funding of pension benefit plans offered and administered by Ciner Corp for the Partnership and its subsidiary, Ciner Wyoming as well as incremental sales levels to ANSAC and timing of collections.

Cash provided by operating activities during the twelve months ended December 31, 2019 was offset by cash used in investing activities of $65.4 million for capital expenditures and cash used in financing activities during the twelve months ended December 31, 2019 of $33.7 million. The decrease in cash used in financing activities during the twelve months ended December 31, 2019 was due to distributions paid of $63.7 million and net borrowings of long-term debt of $30.5 million during the twelve months ended December 31, 2019 compared to distributions paid of $92.1 million and $50.4 million in net repayments of long-term debt during the twelve months ended December 31, 2018. The increase in net borrowings during the twelve months ended December 31, 2019 was primarily related to funding of capital expenditures.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

($ in millions)	As of and for the quarter ended	As of and for the year ended	As of and for the year ended
	December 31, 2019		December 31, 2018
Short-term borrowings from banks:
Outstanding amount at period ending	$129.5	$129.5	$99.0
Weighted average interest rate at period ending(1)	3.58%	3.58%	4.11%
Average daily amount outstanding for the period	$129.8	$137.2	$118.8
Weighted average daily interest rate for the period(1)	3.67%	3.96%	2.60%
Maximum month-end amount outstanding during the period	$132.0	$163.5	$137.0

(1)
Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of December 31, 2019, the interest rate swap contracts had an aggregate notional value of $50.0 million.

Debt
See Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt”, for details of our outstanding debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2019:

	Payments Due by Period
	2020	2021	2022	2023	2024	Thereafter	Total
($ in millions)
Long-term debt	$—	$—	$129.5	$—	$—	$—	$129.5
Purchase obligations (1)	22.5	13.9	6.2	4.3	0.9	—	47.8
Interest payments (2)	4.2	4.2	2.5	—	—	—	10.9
Lease obligations (3)	0.2	0.1	0.1	0.1	0.1	1.2	1.8
Asset retirement obligation (4)	—	—	—	—	—	145.1	145.1
Total	$26.9	$18.2	$138.3	$4.4	$1.0	$146.3	$335.1

(1) Purchase obligations primarily include agreement to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term utility contracts with various terms extending through 2021 with year-to-year renewal options thereafter. These commitments are designed to assure source of supply for our normal requirements. The amounts include physical and financial natural gas hedge commitments, as well as, purchase obligations under a contract for the transportation of gas, which may be cancelled by either party upon 12 months’ advance written notice to the other party.
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2019.
(3) Minimum contractual rental commitments of various operating leases, including renewal periods. Not included in the table above are the operating lease contracts that Ciner Corp typically enters into with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Ciner Corp's obligation related to these rail car leases are $11.1 million in 2020, $8.5 million in 2021, $5.6 million in 2022, $2.6 million in 2023, $2.3 million in 2024 and $4.0 million in 2025 and thereafter.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Year Ended December 31,
($ in millions, except per unit data)	2019	2018
Reconciliation of Adjusted EBITDA to net income:
Net income	$101.6	$103.0
Add backs:
Depreciation, depletion and amortization expense	26.9	28.4
Impairment and loss on disposal of assets, net	0.6	—
Interest expense, net	5.5	3.2
Restructuring charges and other, net (included in selling, general and administrative expense)	—	0.1
Equity-based compensation expense	0.8	1.8
Adjusted EBITDA	135.4	136.5
Less: Adjusted EBITDA attributable to non-controlling interest	67.9	68.3
Adjusted EBITDA attributable to Ciner Resources LP	$67.5	$68.2

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$67.5	$68.2
Less: Cash interest expense, net attributable to Ciner Resources LP	2.8	2.2
Less: Maintenance capital expenditures attributable to Ciner Resources LP	9.8	7.6
Distributable cash flow attributable to Ciner Resources LP	$54.9	$58.4

Cash distribution declared per unit	$1.360	$2.268
Total distributions to unitholders and general partner	$27.4	$45.7
Distribution coverage ratio	2.00	1.28

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$103.8	$162.2
Add/(less):
Amortization of long-term loan financing	(0.2)	(0.3)
Net change in working capital	26.6	(28.4)
Interest expense, net	5.5	3.2
Restructuring charges and other, net (included in selling, general and administrative expense)	—	0.1
Other non-cash items	(0.3)	(0.3)
Adjusted EBITDA	135.4	136.5
Less: Adjusted EBITDA attributable to non-controlling interest	67.9	68.3
Adjusted EBITDA attributable to Ciner Resources LP	67.5	68.2
Less: Cash interest expense, net attributable to Ciner Resources LP	2.8	2.2
Less: Maintenance capital expenditures attributable to Ciner Resources LP	9.8	7.6
Distributable cash flow attributable to Ciner Resources LP	$54.9	$58.4

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

We believe our judgments and related estimates associated with transactions with certain of our affiliates and revenue recognition are critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below.  We also have other key accounting policies which are disclosed in Item 8, "Financial Statements and Supplementary Data - Note 2 , “Summary of Significant Accounting Policies.”

Transactions with Affiliates

The Partnership receives a significant amount of services from an affiliate, Ciner Corp.  Ciner Corp is the exclusive sales agent for the Partnership and allocates costs to the Partnership for selling, general and administrative expenses, retirement and postretirement benefits, railcar leases, and a pass through of any annual residual profit or loss from Ciner Corp's membership in the ANSAC cooperative, which is the Partnership's largest customer.  There is significant judgment in evaluating how these items may be allocated and / or disclosed by the Partnership.  For more information related to these expenses see Item 8, “Financial Statements and Supplementary Data - Note 15, “Agreements and Transactions with Affiliates”.

                Ciner Enterprises, an affiliate that indirectly owns and controls our general partner, is a borrower under the Facilities Agreement which allows for the lenders under the Facilities Agreement to take control of the Partnership’s general partner if Ciner Enterprises or the guarantors are unable to satisfy the obligations under the Facilities Agreement.  In addition there may be certain items that Ciner Enterprises is in the process of evaluating how the Partnership may benefit or participate in the development, including participating in the related expenditures.  For more information related to Ciner Enterprises and the Facilities Agreement see Item 1A, “Risk Factors”.

Revenue Recognition

The majority of the Partnership’s revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs. For more information related to revenue see Item 8, “Financial Statements and Supplementary Data - Note 18, “Revenue”.

Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Part II, Item 8. "Financial Statements and Supplementary Data" - Note 2 - Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.

Supplementary Selected Quarterly Financial Data
The following is selected unaudited condensed consolidated data for Ciner Resources LP for the quarters indicated:

($ in millions, except per unit data)	Q4 -19	Q3 -19	Q2 -19	Q1 -19	Q4 -18	Q3 -18	Q2 -18	Q1 -18
Net sales	$125.4	$137.2	$129.8	$130.4	$132.2	$123.4	$109.9	$121.2
Cost of products sold	97.2	100.7	97.5	96.5	96.9	97.3	96.0	93.2
Gross profit	28.2	36.5	32.3	33.9	35.3	26.1	13.9	28.0
Operating expenses	4.3	5.1	7.0	7.4	5.6	6.1	(21.1)	6.4
Operating income	23.9	31.4	25.3	26.5	29.7	20.0	35.0	21.6
Interest and other expense, net	(1.2)	(1.5)	(1.5)	(1.3)	(1.1)	(1.0)	(0.5)	(0.7)
Net income	22.7	29.9	23.8	25.2	28.6	19.0	34.5	20.9
Net income attributable to non-controlling interest	11.5	15.1	12.5	12.9	14.6	10.0	17.7	10.8
Net income attributable to Ciner Resources LP	$11.2	$14.8	$11.3	$12.3	$14.0	$9.0	$16.8	$10.1

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,031.1	1,086.3	1,006.4	1,033.3	1,077.0	1,004.8	899.1	1,059.3
Ore to ash ratio(1)	1.50: 1.0	1.53: 1.0	1.49: 1.0	1.52: 1.0	1.52: 1.0	1.53: 1.0	1.55: 1.0	1.55: 1.0
Ore grade(2)	86.6%	86.4%	86.6%	86.8%	85.6%	85.1%	86.1%	86.0%
Soda ash volume produced (thousands of short tons)	687.6	711.0	674.5	678.8	708.8	656.5	579.0	692.4
Soda ash volume sold (thousands of short tons)	694.6	709.0	678.5	677.1	704.4	656.6	584.6	706.7

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$0.55	$0.74	$0.56	$0.61	$0.70	$0.44	$0.83	$0.67

Common - Public and Ciner Holdings (diluted)	$0.55	$0.73	$0.56	$0.61	$0.70	$0.44	$0.83	$0.67

Limited partner units outstanding:
Weighted average common units outstanding (basic)	19.7	19.7	19.7	19.7	19.7	19.7	19.7	19.6

Weighted average common units outstanding (diluted)	19.8	19.7	19.7	19.7	19.7	19.7	19.7	19.6

Cash distribution declared per unit	$0.340	$0.340	$0.340	$0.340	$0.567	$0.567	$0.567	$0.567

(1)	Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.
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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2019 was $129.5 million (as of December 31, 2018: $99.0 million). This debt had a weighted average interest rate, inclusive of designated interest rate swap contracts, of 3.58% as of December 31, 2019 (as of December 31, 2018: 4.11%). Based on the variable rate debt in our debt instruments as of December 31, 2019 including the impact of the interest rate swap contract discussed below, a change in interest rate of 1% would result in an increase or a decrease of our annual interest expense of approximately $0.8 million.
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million as of December 31, 2019 and have various maturities through 2023. The fair value liability of these interest rate swaps were $0.9 million as of December 31, 2019.
Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations.
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Castleton. The purchase price we pay does not include the cost of transportation so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next four years. We can give no assurance that we will continue this practice. Historically, we have taken physical delivery under our physical gas contract and we intend to take physical delivery in the future. In addition, to manage our exposure to fluctuating natural gas prices, we enter into financial gas forward purchase contracts. We generally designate our financial gas forward contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The aggregate notional value of our financial gas forward purchase contracts as of December 31, 2019 was $31.2 million and net fair value liability was $5.0 million. As of December 31, 2018, the aggregate notional value and fair value liability were $41.2 million and $7.1 million, respectively.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Partnership’s internal control over financial reporting.

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

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 9, 2020

We have served as the Partnership’s auditor since 2008.

CINER RESOURCES LP CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14.9	$10.2
Accounts receivable-affiliates	95.0	70.1
Accounts receivable, net	36.0	36.9
Inventory	24.2	22.3
Other current assets	2.2	2.0
Total current assets	172.3	141.5
Property, plant and equipment, net	297.7	266.7
Other non-current assets	24.3	26.4
Total assets	$494.3	$434.6
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14.2	$17.6
Due to affiliates	3.0	2.6
Accrued expenses	39.1	44.4
Total current liabilities	56.3	64.6
Long-term debt	129.5	99.0
Other non-current liabilities	8.6	10.9
Total liabilities	194.4	174.5
Commitments and Contingencies (See Note 14)
Equity:
Common unitholders - Public and Ciner Holdings (19.8 and 19.7 units issued and outstanding at December 31, 2019 and 2018)	171.4	153.8
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at December 31, 2019 and 2018)	4.3	3.9
Accumulated other comprehensive loss	(3.0)	(3.8)
Partners’ capital attributable to Ciner Resources LP	172.7	153.9
Non-controlling interest	127.2	106.2
Total equity	299.9	260.1
Total liabilities and partners’ equity	$494.3	$434.6
See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per unit data)	2019	2018	2017
Net sales:
Sales - affiliates	$315.8	$253.3	$304.5
Sales - others	207.0	233.4	192.8
Total net sales	522.8	486.7	497.3
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	221.7	215.9	211.0
Depreciation, depletion and amortization expense	26.9	28.4	27.1
Freight costs	143.3	139.1	145.7
Total cost of products sold	391.9	383.4	383.8
Gross profit	130.9	103.3	113.5
Operating expenses:
Selling, general and administrative expenses—affiliates	18.4	17.6	16.9
Selling, general and administrative expenses—others	5.4	6.9	5.5
Impairment and loss on disposal of assets, net	—	—	1.6
Litigation settlement	—	(27.5)	—
Total operating expenses	23.8	(3.0)	24.0
Operating income	107.1	106.3	89.5
Other income/(expenses):
Interest income	0.4	1.9	1.7
Interest expense	(5.9)	(5.1)	(4.6)
Other - net	—	(0.1)	(0.2)
Total other expense, net	(5.5)	(3.3)	(3.1)
Net income	$101.6	$103.0	$86.4
Net income attributable to non-controlling interest	52.0	53.1	44.8
Net income attributable to Ciner Resources LP	$49.6	$49.9	$41.6
Other comprehensive income/(loss):
Income (loss) on derivative financial instruments	1.6	(0.2)	(4.0)
Comprehensive income	103.2	102.8	82.4
Comprehensive income attributable to non-controlling interest	52.7	53.0	42.9
Comprehensive income attributable to Ciner Resources LP	$50.5	$49.8	$39.5

Net income per limited partner unit:
Net income per limited partner unit (basic)	$2.46	$2.48	$2.08
Net income per limited partner unit (diluted)	$2.46	$2.48	$2.07
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.6
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.7
  See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net income	$101.6	$103.0	$86.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	27.1	28.7	27.5
Impairment and loss on disposal of assets, net	0.6	—	1.6
Equity-based compensation expense	0.8	1.8	1.3
Other non-cash items	0.3	0.3	0.3
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	0.9	(2.7)	0.2
Accounts receivable - affiliates	(24.9)	28.2	(37.7)
Inventory	(0.4)	(3.0)	0.5
Other current and other non-current assets	0.1	(0.2)	(0.2)
Increase/(decrease) in:
Accounts payable	(3.1)	2.4	1.7
Due to affiliates	0.4	(0.4)	(1.2)
Accrued expenses and other liabilities	0.4	4.1	(1.1)
Net cash provided by operating activities	103.8	162.2	79.3
Cash flows from investing activities:
Capital expenditures	(65.4)	(39.4)	(24.7)
Net cash used in investing activities	(65.4)	(39.4)	(24.7)
Cash flows from financing activities:
Borrowings on Ciner Wyoming credit facility	102.0	104.0	88.5
Repayments on Ciner Wyoming credit facility	(71.5)	(143.0)	(28.5)
Repayments on other long-term debt	—	(11.4)	(8.6)
Debt issuance costs	—	—	(1.1)
Common units surrendered for taxes	(0.5)	(0.3)	—
Distributions to common unitholders	(31.2)	(44.6)	(44.5)
Distributions to general partner	(0.6)	(0.9)	(0.9)
Distributions to non-controlling interest	(31.9)	(46.6)	(49.0)
Net cash used in financing activities	(33.7)	(142.8)	(44.1)
Net increase/(decrease) in cash and cash equivalents	4.7	(20.0)	10.5
Cash and cash equivalents at beginning of year	10.2	30.2	19.7
Cash and cash equivalents at end of year	$14.9	$10.2	$30.2
Supplemental disclosure of cash flow information:
Interest paid during the year	$5.5	$5.1	$4.1
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$6.8	$14.0	$1.0
 See accompanying notes.

CINER RESOURCES LP CONSOLIDATED STATEMENTS OF EQUITY

	Common Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Noncontrolling Interests	Total Equity
(In millions)
Balance at January 1, 2017	$151.0	$3.9	$(1.6)	$153.3	$105.9	$259.2
Net income	40.8	0.8	—	41.6	44.8	86.4
Other comprehensive loss	—	—	(2.1)	(2.1)	(1.9)	(4.0)
Equity-based compensation plan activity	1.0	—	—	1.0	—	1.0
Distributions	(44.5)	(0.9)	—	(45.4)	(49.0)	(94.4)
Balance at December 31, 2017	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	48.9	1.0	—	49.9	53.1	103.0
Other comprehensive loss	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Equity-based compensation plan activity	1.2	—	—	1.2	—	1.2
Distributions	(44.6)	(0.9)	—	(45.5)	(46.6)	(92.1)
Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Partnership net income	48.6	1.0	—	49.6	52.0	101.6
Other comprehensive income	—	—	0.8	0.8	0.8	1.6
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Distributions	(31.3)	(0.6)	—	(31.9)	(31.8)	(63.7)
Balance at December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9

 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Nature of Operations
As used in this Report, the terms “Ciner Resources LP,” “the “Partnership,” “CINR,” “we,” “us,” or “our” may refer to Ciner Resources LP, formerly OCI Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings” or ), formerly OCI Wyoming Holding Co. Ciner Holdings, a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”), formerly OCI Chemical Corporation, wholly-owned Ciner Resource Partners LLC (our “general partner” or “Ciner GP”), formerly OCI Resource Partners LLC. Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly wholly-owned by WE Soda Ltd. (“WE Soda”), which is directly wholly-owned by KEW Soda Ltd. (“KEW Soda”), which is directly wholly-owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group, a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. Ciner Wyoming LLC (“Ciner Wyoming”), formerly OCI Wyoming LLC, is in the business of mining trona ore to produce soda ash, and a majority-owned subsidiary of the Partnership. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All of our soda ash processed is sold to various domestic and European customers, and to Ciner Ic ve Dis Ticaret Anonim Sirketi (“CIDT”) and American Natural Soda Ash Corporation (“ANSAC”) which are affiliates for export sales. During 2019 and 2018, there were no sales to CIDT, an affiliate for export sales, as the previous contract concluded in the 2017 year. All mining and processing activities of Ciner Wyoming take place in one facility located in the Green River Basin of Wyoming.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners L.P. (“NRP”), currently owns a 49.0% membership interest in Ciner Wyoming. NRP’s membership interest in Ciner Wyoming is reflected as the non-controlling interest in CINR’s financial results.
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
Revenue Recognition
On May 28, 2014 the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, that requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The Partnership adopted this ASC effective January 1, 2018 using the modified retrospective method, as permitted by the ASC, and we have not made any adjustment to opening retained earnings. The Partnership has applied the provisions of this ASC and notes that our adoption of ASC 606 did not materially change the amount or timing of revenues recognized by us, nor does it materially affect our financial position. The majority of our revenues generated are recognized upon delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facility, thereby rendering our performance obligation fulfilled. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs.

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
Accounts Receivable
Accounts receivable are carried at the original invoice amount less an estimate for doubtful receivables. We generally do not require collateral against outstanding accounts receivable. The allowance for doubtful accounts is based on specifically identified amounts that the Partnership believes to be uncollectible. An additional allowance is recorded based on certain percentages of aged receivables, which are determined based on management’s assessment of the general financial conditions affecting the Partnership’s customer base. We determined that no allowance for doubtful accounts was required against receivables from affiliates as of December 31, 2019 and 2018. If actual collection experience changes, revisions to the allowance may be required. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. During the years ended 2019, 2018 and 2017, there were no significant accounts receivable bad debt expenses, write-offs or recoveries.
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
Mineral reserves are amortized over an estimated time period that is derived from total estimated proven and probable mineral reserves divided by our average annual tons mined which for 2019 was approximately 59 years.
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
The estimated original liability calculated in 1996 for the refinery and tailing ponds was calculated based on the estimated useful life of the mine, which was 80 years, and on external and internal estimates as to the cost to restore the land in the future and state regulatory requirements. The liability was discounted using a weighted average credit-adjusted risk-free rate of approximately 6% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding charge being recorded to cost of products sold.
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

Recent Accounting Guidance
Recently Adopted Accounting Guidance
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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (“ASU Topic 815”) – Targeted Improvements to Accounting for Hedging Activities. ASU Topic 815 aims to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, ASU Topic 815 makes certain targeted improvements to simplify the application of the existing hedge accounting guidance. The Partnership adopted ASU Topic 815 effective January 1, 2019 and concluded there was no material impact to the Partnership’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” ("ASU 2016-13"). This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. ASU 2016-13 is effective for periods beginning after December 15, 2019. The Partnership continues to evaluate ASU 2016-13 but does not expect a material impact to the Partnership’s financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350 and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. ASU 2018-15 does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. ASU 2018-15 is effective for periods beginning after December 15, 2019. The Partnership continues to evaluate ASU 2018-15 but does not expect a material impact to the Partnership’s consolidated financial statements.

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
The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Year Ended December 31,
(In millions, except per unit data)	2019	2018	2017
Net income attributable to Ciner Resources LP	$49.6	$49.9	$41.6
Less: General partner’s interest in net income	1.0	1.0	0.8
Limited partners’ interest in net income	$48.6	$48.9	$40.8

Weighted average limited partner units outstanding:
Common - Public and Ciner Holdings (basic)	19.7	19.7	19.6
Total weighted average limited partner units outstanding (basic)	19.7	19.7	19.6

Common - Public and Ciner Holdings (diluted)	19.7	19.7	19.7
Total weighted average limited partner units outstanding (diluted)	19.7	19.7	19.7

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$2.46	$2.48	$2.08
Net income per limited partner units (basic)	$2.46	$2.48	$2.08

Common - Public and Ciner Holdings (diluted)	$2.46	$2.48	$2.07
Net income per limited partner units (diluted)	$2.46	$2.48	$2.07

The calculation of limited partners’ interest in net income is as follows:

	Year Ended December 31,
(In millions, except per unit data)	2019	2018	2017
Net income attributable to common unitholders:
Distributions (1)	$26.8	$44.6	$44.5
(Distributions in excess of net income)/undistributed earnings	21.8	4.3	(3.7)
Common unitholders’ interest in net income	$48.6	$48.9	$40.8
(1) Distributions declared per unit for the year	1.360	2.268	2.268
Quarterly Distribution
On January 30, 2020, the Partnership declared its fourth quarter 2019 quarterly distribution. The quarterly cash distribution of $0.340 per unit was paid on February 21, 2020 to unitholders of record on February 10, 2020.

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
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution, including for the declared quarterly distributions of $0.340 per unit for each of the four quarters of 2019. Under the Partnership agreement, our general partner has considerable discretion to determine the amount of available cash (as defined therein) for distribution each quarter to the Partnership’s unitholders, including discretion to establish cash reserves that would limit the amount of available cash eligible for distribution to the Partnership’s unitholders for any quarter. The Partnership does not guarantee that it will pay the target amount of the minimum quarterly distribution listed below (or any distributions) on its units in any quarter. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its incentive distribution rights and (4) assume that we do not issue additional classes of equity securities.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following as of December 31:

(In millions)	2019	2018
Trade receivables	$30.3	$31.0
Other receivables	5.7	5.9
Total	$36.0	$36.9
5. INVENTORY
Inventory consisted of the following as of December 31:

(In millions)	2019	2018
Raw materials	$8.7	$10.9
Finished goods	6.9	5.1
Stores inventory, current	8.6	6.3
Total	$24.2	$22.3
6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following as of December 31:

(In millions)	2019	2018
Land and land improvements	$0.3	$0.3
Depletable land	3.0	3.0
Buildings and building improvements	137.8	137.1
Computer hardware	4.7	4.7
Machinery and equipment	672.4	677.7
Mining reserves	65.3	65.3
Total	883.5	888.1
Less accumulated depreciation, depletion and amortization	(676.6)	(667.7)
Total net book value	206.9	220.4
Construction in progress	90.8	46.3
Total property, plant, and equipment, net	$297.7	$266.7
Depreciation, depletion and amortization expense on property, plant, and equipment was $26.9 million, $28.4 million and $27.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The increase in construction in progress from December 31, 2018 to December 31, 2019 is due to construction on a co-generation facility which we are planning to be operational by the end of the first quarter of 2020 and the execution of the early phases for a Green River Expansion Project that we believe will significantly increase production levels of soda ash.
7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following as of December 31:

(In millions)	2019	2018
Stores inventory, non-current	$17.6	$19.4
Internal-use software, net of accumulated amortization	6.1	6.2
Deferred financing costs and other	0.6	0.8
Total	$24.3	$26.4
During the years ended December 31, 2019, 2018 and 2017, in accordance with ASC 350-40, Internal Use Software, we capitalized $0.6 million, $6.2 million and $0.0 million, respectively, of certain internal use software development costs. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. The Partnership amortizes software development costs on a straight-line basis over the estimated useful life of five to ten years under depreciation and amortization expense which is included in the cost of products sold financial statement line item of the consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, we amortized internal use software development costs of $0.7 million, $0.0 million and $0.0 million, respectively. Amortization for these internal use software development costs are expected to be $0.7 million per year.

8.     ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31:

(In millions)	2019	2018
Accrued capital expenditures	$6.2	$13.0
Accrued energy costs	5.7	6.6
Accrued royalty costs	7.1	6.5
Accrued employee compensation & benefits	7.1	7.5
Accrued other taxes	4.8	4.7
Accrued derivatives	3.3	1.9
Other accruals	4.9	4.2
Total	$39.1	$44.4
9. DEBT

Long-term debt consisted of the following as of December 31:

(In millions)	2019	2018
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 3.27% and 3.99% at December 31, 2019 and 2018, respectively	$129.5	$99.0
Total long-term debt	$129.5	$99.0

Aggregate maturities required on long-term debt at December 31, 2019 are due in future years as follows:

Amount
2020-2021	$—
2022	129.5
2023 and thereafter	—
Total	$129.5
.
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

At December 31, 2019, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

At December 31, 2019, the Partnership has not drawn upon the $10.0 million of availability under this facility. Additionally, at December 31, 2019, the Partnership was in compliance with all financial covenants of the Ciner Resources Credit Facility.

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

10. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following as of December 31:

(In millions)	2019	2018
Reclamation reserve	$5.7	$5.4
Derivative instruments and hedges, fair value liabilities	2.9	5.5
Total	$8.6	$10.9
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

(In millions)	2019	2018
Reclamation reserve balance at beginning of year	$5.4	$5.1
Accretion expense	0.3	0.3
Reclamation reserve balance at end of year	$5.7	$5.4

11. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plans had a net unfunded liability balance of $54.8 million and $56.9 million at December 31, 2019 and December 31, 2018, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for the twelve months ended December 31, 2019, 2018 and 2017 were $1.0 million, $0.4 million and $1.4 million, respectively. The increase in pension costs during the twelve months ended December 31, 2019 was driven by asset changes from the prior year.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the twelve months ended December 31, 2019, 2018 and 2017 were $3.0 million, $2.8 million and $3.7 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, is not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $13.8 million and $9.9 million at December 31, 2019 and December 31, 2018, respectively. The increase in the obligation as of December 31, 2019 as compared to December 31, 2018 is due to Ciner Corp amending its postretirement benefit plan, updating its per capita claims costs to reflect increased benefit payments and a decrease in the discount rate used to determine benefit obligations at December 31, 2019.
The Partnership’s allocated portion of postretirement (benefit) cost for the twelve months ended December 31, 2019, 2018 and 2017, were $(2.2) million, $(2.9) million and $(2.8) million, respectively. The postretirement benefit for the Partnership in 2019, 2018 and 2017 is due to the aforementioned changes made to the postretirement benefit plan.

12. EQUITY - BASED COMPENSATION
In July 2013, our general partner established the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date, the “Plan” or “LTIP”). Historically, the Plan was intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights (“DERs”), cash awards and other unit-based awards.

All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2019, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the twelve months ended December 31, 2019, a total of 8,832 common units were granted and fully vested to non-employee directors, and 6,807 were grants during the twelve months ended December 31, 2018. The grant date average fair value per unit of these awards was $25.48 and $27.55 for the twelve months ended December 31, 2019 and 2018, respectively. The total fair value of these awards were approximately $0.2 million during the twelve months ended December 31, 2019 and 2018, respectively.
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
The following table presents a summary of activity on the Time Restricted Unit Awards for the years ended December 31:

	2019		2018
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	71,436	$27.56	94,791	$27.22
Granted (1)	38,402	$16.45	37,914	$26.13
Vested	(32,087)	$27.85	(42,989)	$25.73
Forfeited	(22,297)	$26.00	(18,280)	$27.12
Unvested at the end of the year	55,454	$20.33	71,436	$27.56

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of December 31, 2019 as all awards granted are expected to vest.
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
The following table presents a summary of activity on the TR Performance Unit Awards for the years ended December 31:

	2019		2018
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	52,974	$42.22	26,177	$42.93
Granted	—	—	33,994	$41.52
Vested	(4,766)	43.93	—	$—
Forfeited	(28,035)	$42.24	(7,197)	$41.53
Unvested at the end of the year	20,173	$41.79	52,974	$42.22

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued.
2019 Performance Unit Awards
On September 23, 2019, the board of directors of our general partner approved a new form of performance unit award to be granted based upon the achievement of certain financial, operating and safety-related performance metrics (“2019 Performance Unit Awards”) pursuant to our LTIP, and the vesting of the 2019 Performance Unit Awards is linked to a weighted average consisting of internal performance metrics defined in the 2019 Performance Unit Award agreement (the “Performance Metrics”) during a three-year performance period (the “Measurement Period”). The vesting of the 2019 Performance Unit Awards, and number of common units of the Partnership distributable pursuant to such vesting, is dependent on our performance relative to a pre-established budget over the Measurement Period; provided, that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the Measurement Period, except in certain cases of Changes in Control (as defined in our LTIP) or the awardee’s death or disability.
Vested 2019 Performance Unit Awards will be settled in our common units, with the number of such common units payable under the award for a given year in the Measurement Period to be calculated by multiplying the target number provided in the corresponding 2019 Performance Unit Award agreement by a payout multiplier, which may range from 0%-200% in each case, as determined by aggregating the corresponding weighted average assigned to the Performance Metrics. The 2019 Performance Unit Awards also contain DERs and grant the recipient the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued. Upon vesting of the 2019 Performance Unit Awards, the award recipient is entitled to receive a cash payment equal to the sum of the distribution equivalents accumulated with respect to vested 2019 Performance Unit Awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. The 2019 Performance Unit Awards granted to award recipients during 2019 have a performance cycle that began on January 1, 2019 and will end on December 31, 2021.
The following table presents a summary of activity on the 2019 Performance Unit Awards for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	—	—	—
Granted	38,402	$16.45	—	—
Vested	—	—	—	—
Forfeited	(2,494)	$16.45	—	—
Unvested at the end of the period	35,908	$16.45	—	—

(1)Determined by dividing the weighted average price per common unit on the date of grant.

Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.7	1.82	$1.3	1.60
TR Performance Unit Awards	0.2	1.03	1.2	1.78
2019 Performance Unit Awards	0.4	2.09	—	—
Total	$1.3		$2.5
13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of December 31, 2019, 2018 and 2017, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)
Balance at January 1, 2017	$(1.6)
Other comprehensive loss before reclassification	(2.8)
Amounts reclassified from accumulated other comprehensive loss	0.7
Net current-period other comprehensive loss	(2.1)
Balance at December 31, 2017	$(3.7)
Other comprehensive loss before reclassification	(0.6)
Amounts reclassified from accumulated other comprehensive loss	0.5
Net current-period other comprehensive loss	(0.1)
Balance at December 31, 2018	$(3.8)
Other comprehensive income before reclassification	0.3
Amounts reclassified from accumulated other comprehensive income	0.5
Net current period other comprehensive income	0.8
Balance at December 31, 2019	$(3.0)

Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments.
The components of other comprehensive income/(loss) consisted of the following for the years ended December 31:

(In millions)	2019	2018	2017
Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(0.5)	$(0.2)	$0.4
Mark to market adjustment on natural gas forward contracts	2.1	—	(4.4)
Income/(loss) on derivative financial instruments	$1.6	$(0.2)	$(4.0)
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources LP, that have been reclassified consisted of the following for the years ended December 31:

(In millions)	2019	2018	2017	Affected Line Items on the Consolidated Statements of Operations and Comprehensive Income

Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$—	$—	$0.2	Interest expense
Natural gas forward contracts	0.5	0.5	0.5	Cost of products sold
Total reclassifications for the period	$0.5	$0.5	$0.7
14. COMMITMENTS AND CONTINGENCIES
Lease and License Commitments
The Partnership leases and licenses mineral rights from the U.S. Bureau of Land Management, the state of Wyoming, Rock Springs Royalty Company, LLC (“RSRC”) an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), and other private parties which provide for royalties based upon production volume. The Partnership has a perpetual right of first refusal with respect to these leases and license and intends to continue renewing the leases and license as has been its practice.
The Partnership entered into a 10-year rail yard switching and maintenance agreement with a third party, Watco Companies, LLC (“Watco”), on December 1, 2011. Under the agreement, Watco provides rail-switching services at the Partnership’s rail yard. The Partnership’s rail yard is constructed on land leased by Watco from RSRC and on land by which Watco holds an easement from Anadarko Land; the RSRC land lease is renewable every five years for a total period of thirty years, while the Anadarko Land Corp. easement lease is perpetual. The Partnership has an option agreement with Watco to assign these leases to the Partnership at any time during the land lease term. An immaterial annual rental is paid under the easement and lease.
The Partnership entered into two track lease agreements collectively expiring in 2021, with Union Pacific for certain rail tracks used in connection with the rail yard.
As of December 31, 2019, the total minimum contractual rental commitments under the Partnership’s various operating leases, including renewal periods, were as follows:

(In millions)	Leased Land	Track Leases	Total Minimum Lease Payments
2020	$0.1	$0.1	$0.2
2021	0.1	—	0.1
2022	0.1	—	0.1
2023	0.1	—	0.1
2024	0.1	—	0.1
Thereafter	1.2	—	1.2
Total	$1.7	$0.1	$1.8

Ciner Corp typically enters into operating lease contracts with various lessors for rail cars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Ciner Corp's obligation related to these rail car leases are $11.1 million in 2020, $8.5 million in 2021, $5.6 million in 2022, $2.6 million in 2023, $2.3 million in 2024 and $4.0 million in 2025 and thereafter. Total lease expense allocated to the Partnership from Ciner Corp was approximately $11.8 million, $13.9 million and $14.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is recorded in cost of products sold.
Purchase Commitments
We have physical and financial natural gas supply contracts to mitigate volatility in the price of natural gas. As of December 31, 2019, these contracts totaled approximately $37.5 million for the purchase of a portion of our natural gas requirements over approximately the next five years. The supply purchase agreements have specific commitments of $16.1 million in 2020, $10.0 million in 2021, $6.2 million in 2022, $4.3 million in 2023 and $0.9 million in 2024. We have a separate contract that expires in 2021 and renews annually thereafter, for transportation of natural gas with an average annual cost of approximately $3.9 million per year.
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
Litigation Settlement
On February 2, 2016, amended on January 3, 2017, Ciner Wyoming filed suit against RSRC in the Third Judicial District Court in Sweetwater County, Wyoming, Case No. C-16-77-L, seeking, among other things, to recover approximately $32 million in royalty overpayments.  The royalty payments arose under our license with RSRC, an affiliate of Occidental Petroleum Corporation, to mine sodium minerals from lands located in Sweetwater County, Wyoming (“License”). The License sets the applicable royalty rate based on a most favored nation clause, where either the royalty rate is set at the same royalty rate we pay to other licensors in Sweetwater County for sodium minerals, or, if certain conditions are met, the royalty rate is set by the rate paid by a third party to an affiliate of Occidental Petroleum Corporation under a separate license. In the lawsuit, we claimed that RSRC had, for at least the last ten years, been charging an arbitrarily high royalty rate in contradiction of the License terms. In addition, we sought a modification of the expiration term of the License land-lease between Ciner Wyoming and RSRC to those terms granted to other licensors in accordance with the most favored nation clause.

On June 28, 2018, RSRC and Ciner Wyoming signed a Settlement Agreement and Release (the “Settlement Agreement”) which among other things (i) required RSRC to pay Ciner Wyoming $27.5 million which was received on July 2, 2018, and (ii) concurrently amended selected sections of the License land-lease including among other things, (a) extension of the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (b) revises the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the net sales of such sodium mineral products. There are no unresolved conditions or uncertainties associated with the Settlement Agreement and management determined the $27.5 million settlement payment was related to the historical overpayment of royalties. The $27.5 million litigation settlement was realized in the second quarter of 2018.
Off-Balance Sheet Arrangements
We have a self-bond agreement with the Wyoming Department of Environmental Quality (“WDEQ”) under which we commit to pay directly for reclamation costs at our Green River, Wyoming plant site. The amount of the bond was $36.2 million and $32.9 million as of December 31, 2019 and December 31, 2018. The amount of this self-bond is subject to change upon periodic re-evaluation by the Land Quality Division. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020.  While we expect to obtain such surety guarantee by that time, we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.

15. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash. The effective termination date of Ciner Corp’s membership in ANSAC is December 31, 2021 (the “ANSAC termination date”). Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. In the event an ANSAC member exits or the ANSAC cooperative is dissolved, the exiting members are obligated for their respective portion of the residual net assets or deficit of the cooperative. Potential liabilities associated with exiting ANSAC are not currently probable or estimable.
ANSAC was our largest customer for the years ended December 31, 2019, 2018 and 2017, accounting for 60.4%, 52.0% and 44.7%, respectively, of our net sales. Although ANSAC has been our largest customer for the years ended December 31, 2019, 2018, and 2017, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash. After the ANSAC termination date, we expect Ciner Corp will begin marketing soda ash directly on our behalf into international markets which are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.  Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers. In addition, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Enterprises and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.  The development costs of export capabilities are currently being paid by Ciner Enterprises, who is evaluating how these costs might be allocated to the Partnership, which could include ownership by us and repayment for the development costs and related assets or a service agreement model for logistics services which includes reimbursements for development costs. Since a decision to allocate costs to the Partnership has not been made yet and the Partnership is not currently using any Ciner Enterprises export services, none of these development costs have been recorded by the Partnership through December 31, 2019.
All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015, the Partnership entered into a Services Agreement (the “Services Agreement”), with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the limited liability company agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. These transactions do not necessarily represent arm's length transactions and may not represent all costs if Ciner Wyoming operated on a standalone basis.

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
Ciner Corp	$14.9	$14.6	$14.5
ANSAC (1)	3.5	3.0	2.4
Total selling, general and administrative expenses - affiliates	$18.4	$17.6	$16.9

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Cost of products sold includes an allocation of Ciner Corp's rail car lease expense (refer to Note 14 “Commitments and Contingencies”) and charges for logistics services provided by ANSAC. For the years ended December 31, 2019, 2018 and 2017 these ANSAC logistics costs were $0.0 million, $0.0 million and $19.8 million, respectively. When we elect to use ANSAC to provide freight services for our other non-ANSAC international sales, ANSAC separately and directly charges the Partnership for such services. During the year ended December 31, 2019 we did not use ANSAC for non-ANSAC international sales. The decrease in freight costs charged by ANSAC was due to a decrease in non-ANSAC international sales, to CIDT, during the year ended December 31, 2019 compared to 2018. There were no sales to CIDT during the year ended December 31, 2019, as the previous contract concluded in the 2017 year.
Net sales to affiliates were as follows:

	Years Ended December 31,
(In millions)	2019	2018	2017
ANSAC	$315.8	$253.3	$222.2
CIDT	—	—	82.3
Total	$315.8	$253.3	$304.5
The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of December 31,
(In millions)	2019	2018	2019	2018
	Accounts receivable from affiliates		Due to affiliates
ANSAC	$53.8	$48.7	$1.6	$0.7
CIDT (1)	5.5	7.1	—	—
Ciner Corp	35.7	14.3	1.4	1.9
Total	$95.0	$70.1	$3.0	$2.6

(1) “CIDT” refers to Ciner Ic ve Dis Ticaret Anonim Sirketi, an export affiliate of the Partnership.
The increase in due from Ciner Corp from December 31, 2018 to December 31, 2019 is due to timing of funding of pension and postretirement plans offered and administered by Ciner Corp.

16. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area consisted of the following:

	Years Ended December 31,
(In millions)	2019	2018	2017
Domestic	$207.0	$233.4	$192.8
International
ANSAC	$315.8	$253.3	$222.2
CIDT	—	—	82.3
Total international	$315.8	$253.3	$304.5
Total net sales	$522.8	$486.7	$497.3
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

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. Our long-term debt and derivative financial instruments are measured at their fair values with Level 2 inputs based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at December 31, 2019. The swaps have various maturities through 2023.
We enter into natural gas financial forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $31.2 million and $41.2 million at December 31, 2019 and December 31, 2018, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our consolidated balance sheets as of December 31, 2019 and December 31, 2018:

	Assets				Liabilities
	2019		2018		2019		2018
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$0.9	Accrued Expenses	$0.3
Natural gas forward contracts - current	Other Current Assets	0.1		—	Accrued Expenses	2.4	Accrued Expenses	1.6
Natural gas forward contracts - non-current	Other non-current assets	0.2		—	Other non-current liabilities	2.9	Other non-current liabilities	5.5
Total fair value of derivatives designated as hedging instruments		$0.3		$—		$6.2		$7.4
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as rates are variable and its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 9 “Debt” for additional information on our debt arrangements.

18. REVENUE

We have one reportable segment and our revenue is derived from the sale of soda ash which is our sole and primary good and service. We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

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

•	When performance obligations are satisfied. Substantially all of our revenue is recognized at a point-in-time when control of goods transfers to the customer.

•
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

•
Payment Terms. Our payment terms vary by the type and location of our customers. The term between invoicing and when payment is due is not significant and consistent with typical terms in the industry.

•
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

•	Returns, Refunds and Warranties. In the normal course of business, the Partnership does not accept returns, nor does it typically provide customers with the right to a refund.

•
Freight. In accordance with ASC 606, the Partnership made a policy election to treat freight and related costs that occur after control of the related good transfers to the customer as fulfillment activities instead of separate performance obligations. Therefore, freight is recognized at the point in which control of soda ash has transferred to the customer.

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

•
Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018. There were no contract assets as of December 31, 2019 or December 31, 2018.

•
Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership has elected the practical expedient for its treatment of freight and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded. For the twelve months ended December 31, 2019, there were no customers that required prepaid freight. There were no contract liabilities as of December 31, 2019 or December 31, 2018.

Practical and Expedients Exceptions

•
Incremental costs of obtaining contracts. We generally expense costs related to sales, including sales force salaries and marketing expenses, when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

•	Unsatisfied performance obligations. We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

19. SUBSEQUENT EVENTS
Distribution Declaration

On February 18, 2020, the members of the Board of Managers of Ciner Wyoming, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $14.5 million. This distribution was payable and paid on February 20, 2020.
On January 30, 2020, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the fourth quarter of 2019 of $0.340 per unit was paid on February 21, 2020 to unitholders of record on February 10, 2020.

On February 28, 2020, each of the Ciner Wyoming Credit Agreement and Ciner Resources Credit Agreement were amended to, among other things, enable greater flexibility for debt financing to be incurred by Ciner Wyoming connection with its new natural gas-fired turbine co-generation facility, including, among other things (i) increasing the basket for purchase money indebtedness permitted under each of the Ciner Wyoming Credit Agreement and the Ciner Resources Credit Agreement from $5.0 million to $30.0 million; (ii) adding procedures under each of Ciner Wyoming Credit Agreement and the Ciner Resources Credit Agreement for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to SOFR published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions to each of Ciner Wyoming Credit Agreement and the Ciner Resources Credit Agreement relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2019 our internal control over financial reporting is effective.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2019 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been changes in the Partnership’s internal control over financial reporting during the fourth quarter of fiscal year December 31, 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting. We completed the implementation of a new Enterprise Resource Planning (“ERP”) system as of January 1, 2019 that supports a significant portion of the Partnership’s business, which resulted in certain changes to the Partnership’s processes and procedures. The ERP implementation has not materially affected, nor is it reasonably likely to materially affect the Partnership’s internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Partnership and our report dated March 9, 2020 expressed an unqualified opinion on those financial statements.

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
March 9, 2020

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
The Board of Directors of Our General Partner
The board of directors of our general partner (the “Board”) oversees our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held seven meetings during the fiscal year ended December 31, 2019.
Our common units are traded on the NYSE. The NYSE does not require publicly traded partnerships listed on its exchange, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee.
At the date of this Report, the Board consists of the following members: Oðuz Erkan, Atilla Ciner, Gürsel Usta, Ahmet Tohma, Matthew H. Mead, Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer. The Board has determined that each of Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Ciner Enterprises or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
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

Directors, Executive Officers and Other Significant Employees of Our General Partner
The following table shows information for the current directors and executive officers of our general partner as of the date of this report:

Name	Age	Position
Oğuz Erkan	42	Chairman of the Board, President and Chief Executive Officer of our General Partner
Christopher L. DeBerry	52	Principal Financial Officer and Chief Accounting Officer of our General Partner
Eduard Freydel	35	Vice President, Finance of our General Partner
Marla E. Nicholson	38	Vice President, General Counsel and Secretary of our General Partner
Raymond Katekovich(1)	46	Vice President, Commercial and Corporate Strategy of our General Partner
Atilla Ciner	36	Director of our General Partner
Gürsel Usta	59	Director of our General Partner
Ahmet Tohma	39	Director of our General Partner
Matthew H. Mead(2)	57	Director of our General Partner
Michael E. Ducey	71	Director of our General Partner
Thomas W. Jasper	71	Director of our General Partner
Alec G. Dreyer	61	Director of our General Partner

(1)	Raymond Katekovich was appointed as Vice President, Commercial and Corporate Strategy of our general partner effective as of February 28, 2020

(2)	Matthew H. Mead was appointed to the board of our general partner effective January 1, 2020.

Oğuz Erkan was appointed Chairman of the Board, President and Chief Executive Officer of our General Partner in June 2019. Mr. Erkan also has served as a director of the General Partner since July 2016. Mr. Erkan served as Director of International Operations & Coordination at our ultimate U.S. parent company, Ciner Enterprises Inc., from January 2015 to November 2015. Mr. Erkan served as Director for Ciner Group in London, UK. from June 2012 until January 2015. Mr. Erkan served as General Manager of Kasimpasa AS, a subsidiary of Ciner Group, and from 2009 to 2012 he served as a Project Director for Middle East and North Africa. Mr. Erkan holds a Bachelor’s Degree in Marketing and International Business from Northwest Missouri State University. We believe that Mr. Erkan’s familiarity with Ciner Group’s businesses and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.

Christopher L. DeBerry was appointed Chief Accounting Officer of our General Partner in July 2017 and principal financial officer of our general partner effective January 1, 2019. Mr. DeBerry served as Controller of the Partnership from October 2014 to July 2017. Prior to joining the Partnership, Mr. DeBerry served as the Assistant Corporate Controller with Axiall Corporation from September 2006 to August 2014. Mr. DeBerry earned his Masters of Accounting and Bachelors of Science in Accounting degrees from Florida State University and is a certified public accountant in the state of Georgia. We believe that Mr. DeBerry's financial acumen and knowledge of business matters provide him with the necessary skills to be Chief Accounting Officer of our general partner.

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

Marla E. Nicholson was appointed Vice President and General Counsel of our General Partner in October 2019 and Secretary of our General Partner effective September 6, 2019. Ms. Nicholson was most recently Deputy General Counsel, and before that she served as Senior Counsel and Assistant Corporate Secretary of the General Partner from November 2017 until September 2019. Prior to joining Ciner, Ms. Nicholson served as Director & Senior Corporate Counsel at LexisNexis Risk Solutions where she worked from April 2013 until November 2017. From May 2010 through April 2013 she was counsel for CDC Corporation. She began her practice in the Mergers & Acquisitions group at Jones Day where she worked from September 2007 through April 2010. Ms. Nicholson earned a Juris Doctor from Cornell Law School and a Bachelor of Science in accounting from the Pennsylvania State University.

Raymond Katekovich was appointed as Vice President, Commercial and Commercial Strategy of our general partner effective as of February 28, 2020. Prior to that, he served as Vice President, Commercial at Ciner Resources Corporation (“Ciner Corp”), where he managed certain sales and marketing activities, from February 2019 until February 2020. From June 2017 to February 2019, Mr. Katekovich served as Director, Commercial at Ciner Corp. Prior to joining Ciner Corp, from January 2011 to May 2017, Mr. Katekovich served as the Business Director for Caustic Soda and PVC at PPG Industries, Inc, Axiall Corporation and Westlake Chemical Corporation, where he was responsible for financial management and had direct responsibilities associated with the commercial aspects of the respective businesses. Before his role as Business Director, Mr. Katekovich spent over 15 years in various operations, sales and management positions in these same commodity chemical businesses. Mr. Katekovich holds a Bachelor’s Degree in Chemical Engineering from West Virginia University and a Masters in Business Administration from the Joseph M. Katz Graduate School of Business at the University of Pittsburgh.

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

Gürsel Usta was appointed as a director of our general partner in June 2019. Since January 2019, Mr. Usta has served as the Vice Chairman of the board of directors of We Soda U.K., the U.K. based holding company of Ciner Group. Since January 2016, Mr. Usta has also served as the Vice Chairman of Park Holding, which is also a member of the Ciner Group and holds energy and mining assets, among others, and since March 2015, has served as chief executive officer of Glass & Chemicals Group, a member of the Ciner Group. Mr. Usta has also historically held several leadership roles at companies within the Ciner Group, including his position as chief executive officer of the Energy & Mining Group from 2014 to January 2015, chairman of the board of directors of Ciner Media Holding from 2012 until September 2015 and chief executive officer of Ciner Aviation and Tourism Group from 2008 until June 2015. Mr. Usta is a citizen of the Republic of Turkey and received a Bachelor’s Degree in Economics from Ankara University in Turkey in 1982. We believe that Mr. Usta’s familiarity with the soda ash and mining industries and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.

Ahmet Tohma was appointed as a director of our general partner in October 2019. Since August 2019, Mr. Tohma has been a Finance Director at Ciner Group. From 2003 until August 2019, Mr. Tohma worked in various management roles at Turkiye Garanti Bankasi (“Garanti”) in Turkey, a Turkish financial services company, and most recently as the Executive Vice President responsible for the Corporate Finance Department at Garanti Securities beginning in 2018. Mr. Tohma’s experience at Garanti included his roles as an internal auditor until February 2009 and as a member of the Project and Acquisition Finance Department until 2018, where he frequently engaged in project finance transactions in the energy and industrial sectors. Mr. Tohma is a citizen of the Republic of Turkey and earned a Bachelor of Science degree in Industrial Engineering from the Middle East Technical University in Turkey in 2003. He has also participated in executive programs at Bocconi University and Columbia Business School, where he focused on Business Administration and Strategy. We believe that Mr. Tohma’s familiarity with the soda ash and mining industries and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.
Matthew H. Mead was appointed as a director of our general partner in January 2020. Since 2001, Mr. Mead has owned and operated privately held family businesses in Wyoming that specialize in livestock and land.  He also has been a co-owner in a private family development company since 2007.  Beginning in January 2011 and ending in January 2019, Mr. Mead served as the Governor of the State of Wyoming.  Prior to his tenure as Governor, Mr. Mead served from October 2001 to June 2007 as United States Attorney for the District of Wyoming. Mr. Mead earned a Bachelor of Arts degree from Trinity University in 1984 and his Juris Doctorate from the University of Wyoming in 1987.  We believe that Mr. Mead’s experience as a U.S. Attorney and Governor of Wyoming equipped him with the necessary skills to be a member of the board of directors of our general partner.
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

Thomas W. Jasper was appointed as a director of our general partner in January 2016 and as chair of the conflicts committee in February 2017. Mr. Jasper has served as Managing Partner of Manursing Partners, LLC, since 2011, and also previously served as Chief Executive Officer of Primus Guaranty, Ltd. from 2001 to 2010. Prior to joining Primus, Mr. Jasper served for 17 years as a key executive of Salomon Brothers, Inc. and its successor companies. Mr. Jasper’s accomplishments at Salomon included: establishing its interest rate swap business, running its Debt Capital Markets platform, serving as Chief Operating Officer of the Asia Pacific Region based in Hong Kong and as Global Treasurer. In 1984 while at Salomon, Mr. Jasper co-founded the International Swaps and Derivatives Association and served as its first Co-Chairman. Mr. Jasper currently serves on the Board of Directors and as Chair of the Audit Committee of the Blackstone funds Blackstone/GSO Senior Loan Fund, Blackstone/GSO Long-Short Credit Income Fund, Blackstone/GSO Strategic Credit Fund, Blackstone/GSO Floating Rate Enhanced Income Fund and Blackstone Real Estate Investment Fund. Mr. Jasper also serves on the board of two non-profits: Phoenix House Foundation, where he is Chairman of the Board and Wellspring Foundation. He received his BBA from Southern Methodist University and his MBA from the University of Texas. We believe that Mr. Jasper’s financial acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
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
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met eight times during the fiscal year ended December 31, 2019.

Conflicts Committee
The conflicts committee reviews specific matters that may involve conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, in accordance with the terms of our partnership agreement. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Ciner Holdings; may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership; and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee did not meet in 2019.
Board Leadership Structure and Role in Risk Oversight
The Board does not mandate the separation of the offices of chairperson of the Board and chief executive officer. Instead, that relationship is defined and governed by the first amended and restated limited liability company agreement, as amended, of our general partner, which permits the same person to hold both offices. The Board believes that whether the offices of Chairperson of the Board and Chief Executive Officer are combined or separated should be decided by the Board, from time to time, in its business judgment after considering relevant circumstances. Mr. Erkan currently serves as Chairman of the Board. Directors of the Board are designated or elected by Ciner Holdings. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
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
Section 16(a) Reports
Based on a review of our records, we believe all reports required to be filed during the 2019 fiscal year pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.
Code of Conduct
We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees. We intend to disclose any amendments to or waivers of the code of conduct on behalf of our Chief Executive Officer, principal financial officer, Chief Accounting Officer and persons performing similar functions on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. Additionally, the Board has adopted corporate governance guidelines for the directors and the Board. The code of conduct and the corporate governance guidelines may be found on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab.
ITEM 11. Executive Compensation
Background

This “Compensation Discussion and Analysis” or “CD&A” sets forth an overview of the philosophy, objectives and elements of the executive compensation program for executives who perform services on our behalf and the key executive compensation decisions that were made by us or Ciner Corp for 2019. This CD&A provides context and background for the compensation earned by and awarded to our general partners’ named executive officers (“NEOs”), as reflected in the compensation tables contained in the CD&A.

For 2019, our general partners’ NEOs were as follows:

Individuals Serving as Executive Officers as of December 31, 2019:

•	Oğuz Erkan, Chairman of the Board, President and Chief Executive Officer

•	Christopher L. DeBerry, Chief Accounting Officer

•	Eduard Freydel, Vice President, Finance

•	Marla Nicholson, Vice President, General Counsel and Secretary

Other individuals that Served as Executive Officers during the year ended December 31, 2019 but Resigned Prior to December 31, 2019:

•	Kirk H. Milling, Former Chairman of the Board, President and Chief Executive Officer

•	Nicole C. Daniel, Former Vice President, General Counsel and Secretary

Mr. Milling resigned as President and Chief Executive Officer of our general partner, as a member of the board of directors of our general partner and all committees thereof, as a member of the board of directors of ANSAC and various other director and officer roles within members of the Ciner Group, each effective as of June 17, 2019. In connection with notice of his resignation, Mr. Erkan was appointed as President and Chief Executive Officer of our general partner, Chairman of the Board and principal executive officer of our general partner, effective June 17, 2019.

Ms. Daniel resigned as Vice President, General Counsel and Secretary of our general partner, as a member of the board of directors of ANSAC and various other officer roles within members of the Ciner Group, and as Secretary of Ciner Wyoming LLC, each effective as of September 6, 2019. In connection with such resignation, Ms. Nicholson was appointed Secretary of our general partner, effective as of September 6, 2019, and as Vice President and General Counsel of our general partner, effective as of October 29, 2019.

After the year ended December 31, 2019, our Board appointed Mr. Raymond Katekovich, to Vice President, Commercial and Corporate Strategy, and, in connection with such appointment, recognized Mr. Katekovich as an executive officer under Rule 3b-7 of the Securities and Exchange Act of 1934, as amended, in each case effective as February 28, 2020.

Executive Summary

We are managed by our general partner and neither we nor our general partner directly employs any of the persons responsible for managing our business. Instead, the executive officers of our general partner are employees of Ciner Corp. Other than awards that may be granted by our Board under our general partner’s 2013 Long-Term Incentive Plan (as amended to date, the “Plan”), it is Ciner Corp that has ultimate-decision making authority to determine and approve the compensation program and individual compensation of the employees who perform services on our behalf, including the NEOs. Ciner Corp indirectly owns and controls our general partner and indirectly owns approximately 72% of the outstanding limited partner interests in us and all of our incentive distribution rights. We reimburse Ciner Corp for such services and compensation, and our reimbursement is governed by the Services Agreement, dated as of October 23, 2015 (the “Services Agreement”), by and among us, our general partner and Ciner Corp, under which we have agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Ciner Corp is determined based on the estimated time the employees are expected to spend on our business, and the costs for such employees, including the NEOs, are determined based on Ciner Corp’s compensation policies and practices. Each of the NEOs devoted a majority of their time to our business for the year ended December 31, 2019.

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

In connection with the resignation by Mr. Milling as the President and Chief Executive Officer of our general partner, as a member of our Board and all committees thereof, and from other positions within the Ciner Group, Ciner Corp entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Milling, dated July 3, 2019. The Separation Agreement provides, among other things, that Mr. Milling’s employment with Ciner Corp terminated effective as of July 5, 2019. Subject to the terms and conditions set forth in the Separation Agreement, upon his termination, Ciner Corp agreed to pay Mr. Milling a one-time separation payment of $1 million in the aggregate, to be paid in two equal installments. Ciner Corp. paid the first installment of $500,000 to Mr. Milling in July 2019. The second and final $500,000 installment will be paid to Mr. Milling on or around April 15, 2020, subject to the satisfaction of certain conditions by Mr. Milling. In addition, Mr. Milling will be eligible to continue his health care coverage pursuant to the provisions of COBRA. The Separation Agreement also includes confidentiality and cooperation covenants, and a release of claims, in favor of Ciner Corp, the Partnership and our general partner, among others. The Separation Agreement is filed as Exhibit 10.27 to this Report and incorporated herein by reference. The above description of the material terms of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the Separation Agreement. Other than the Separation Agreement, neither we, our general partner or Ciner Corp have any employment agreements or severance agreements with the NEOs.

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

Because neither we nor our general partner directly employ any of the NEOs and because Ciner Corp has ultimate decision-making authority as to the compensation for the NEOs to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g., salary or bonus) to the NEOs in 2019. Rather, we reimburse Ciner Corp for those amounts and other benefits provided by Ciner Corp or its parents to the NEOs that are allocated to us and subject to reimbursement under our Services Agreement. At the same time, we believe that the NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders may be further advanced by enabling the NEOs who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our Board periodically grants long-term incentives in the form of awards under the Plan, which was adopted in connection with our initial public offering and is administered by our Board. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards. All awards granted under the Plan are approved by our Board. All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan.

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

Aside from long-term incentive awards granted by our Board under the Plan and additional cash consideration as compensation pursuant to the 2020 Compensation Policy (as defined below), neither we nor our general partner anticipate setting the compensation or benefit arrangements for the NEOs in the near future. Rather, it is anticipated that Ciner Corp will continue to direct the compensation policies and practices for the NEOs, and we will reimburse Ciner Corp under the Services Agreement for our allocated portion of such services, compensation and benefits. Pursuant to a new compensation policy adopted by our Board effective as of January 1, 2020, our Board has granted additional cash consideration as compensation for each of our general partner’s executive officers and certain employees of our general partner or its affiliates that provide services to the Partnership in lieu of participation in the Plan (the “2020 Compensation Policy”). Pursuant to the 2020 Compensation Policy, in lieu of each executive officer of the general partner’s then-current annual target equity award under the Plan, each of the executive officers of the general partner who are employed by the general partner or its affiliates and provide services for the Partnership shall receive an increase in each executive officer’s base salary for calendar year 2020 with such increase approximately equivalent to 50% of each such executive officer’s fiscal year 2019 targeted equity awards under the Plan (other than for Ms. Nicholson, whose increase is expected to be approximately equivalent to 100% of Ms. Nicholson’s fiscal year 2019 targeted equity awards under the LTIP, with such greater percentage for Ms. Nicholson primarily the result of her promotion to Vice President and General Counsel of the general partner, effective as of October 29, 2019, and the increase in base salary in connection with such promotion).

Elements of Compensation

Overview

Ciner Corp provides compensation to its executives in the form of (i) base salaries, (ii) annual performance-based cash incentive awards under an incentive compensation plan of Ciner Corp (the “Short-Term Bonus”) that provides cash incentive compensation to its executive employees and salaried employees tied to our annual EBITDA and distributable cash flow, (iii) time-based and performance-based cash incentive awards under a long-term cash incentive plan of Ciner Corp (the “Cash LTIP”), and (iv) participation in various other employment plans and arrangements, including (1) medical, dental, vision, disability and life insurance plans for its employees, (2) pension plans for those who were hired by the predecessor of Ciner Corp before May 1, 2001, based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, which include a tax-qualified pension plan (the “Ciner Pension Plan”) and a benefit equalization plan that enables Ciner Corp to restore certain benefits capped under the Ciner Pension Plan due to Internal Revenue Code limits (the “Ciner Benefit Equalization Plan”), (3) a 401(k) retirement plan (the “401(k) Plan”), which permits employees to contribute specified percentages of their compensation, (4) a post-retirement benefit plan (“Post-Retirement Plan”), which enables its employees to obtain postretirement benefits, other than pensions, accounted for on an accrual basis over an employee’s period of service, if such employees reach retirement age while still employed, and (5) deferred-compensation plans (“Deferred Compensation Plans”), which allow a select group of management employees to defer compensation to a future date. Other than our Board’s review of the management fee under the Services Agreement, all determinations with respect to such benefits are made by Ciner Corp, or the plans, as the case may be, without input from us, our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us pursuant to the Services Agreement.

In addition to such aforementioned compensation, our Board has historically granted long-term equity awards under the Plan to the NEOs from time to time, which to date have consisted of restricted unit awards and performance-based awards that are described further below. Our Board has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and current compensation, between cash and non-cash compensation or among different forms of compensation other than its belief that in addition to reimbursement of the annual management fee under the Services Agreement, equity-based compensation should be made to the NEOs for the reasons set forth above. The decision to grant awards under the Plan by our Board is strictly made on a subjective and individual basis after consideration of the relevant factors discussed herein.

The NEOs are not subject to any agreements or arrangements with us or our general partner pursuant to which they would receive any payments or benefits in connection with a termination of their employment or a change in control of us or our general partner, other than with respect to our current restricted unit awards and performance-based unit awards granted to the NEOs under the Plan which contain provisions that could accelerate vesting of the award in certain situations. In addition, we could be required to reimburse Ciner Corp for amounts awarded to the NEOs and allocated to us under the Short-Term Bonus or the Cash LTIP in connection with an NEO’s termination of employment or a change in control of us or our general partner.

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

The allocable portion of the base salaries paid to the NEOs during the fiscal year ended December 31, 2019 are set forth in the table below and in the “Salary” column of the “Summary Compensation Table”:

Named Executive Officer	2019 Total Base Salary Allocable to Us (%)
Oğuz Erkan	68%
Christopher L. DeBerry	78%
Eduard Freydel	100%
Marla Nicholson	100%
Kirk H. Milling (1)	96%
Nicole C. Daniel (2)	94%

(1)Mr. Milling resigned as President and Chief Executive Officer of our general partner effective June 17, 2019.

(2)Ms. Daniel resigned as Vice President, General Counsel and Secretary of our general partner effective September 6, 2019.

Cash Incentive Awards.

In addition to reimbursing Ciner Corp under the Services Agreement for allocable portions of the base salaries of the NEOs, we also reimburse Ciner Corp for the amounts of annual cash incentive awards provided to the NEOs under the Short-Term Bonus that are allocated to the Partnership. The percentage of each NEO’s annual cash incentive award that is allocated to the Partnership is equal to the portion of the NEO’s base salary that is allocated to the Partnership as set forth above. Annual cash incentive awards are used by Ciner Corp to motivate and reward its executives and employees for the achievement of objectives aligned with value creation and/or to recognize individual contributions to our performance.  The amount of any annual cash incentive payment to the NEOs are generally set by Ciner Corp using a target bonus amount equal to a percentage of each NEO’s annual base salary. Ciner Corp then determines the actual amount of such annual cash incentive payment to the NEOs based upon the Partnership’s actual performance and such NEO’s individual performance. Other than our periodic review of the amount reimbursable under our Services Agreement, such annual incentive bonuses are determined on a discretionary basis solely by Ciner Corp without input from us, our general partner or our Board. Unless otherwise determined, payments under the Short-Term Bonus have historically been subject to an individual’s continued employment through the end of the applicable calendar year. Therefore, Mr. Milling and Ms. Daniel did not earn any payments under the Short-Term Bonus for 2019.

For 2019, annual cash incentive bonuses were targeted at the percentage of each NEO’s annual base salary as shown below:

Named Executive Officer	2019 Target Bonus as a Percent of Base Salary
Oğuz Erkan(1)	55%
Christopher L. DeBerry	30%
Eduard Freydel	30%
Marla Nicholson(2)	50%
Kirk H. Milling (3)	55%
Nicole C. Daniel (4)	45%

(1)Mr. Erkan’s payout will be prorated based on his June 17, 2019 appointment as President and Chief Executive Officer of our general partner, Chairman of the Board and principal executive officer of our general partner.

(2)Ms. Nicholson’s payout will be prorated based on her September 6, 2019 appointment as Secretary of our general partner, and, her subsequent appointment as Vice President and General Counsel of our general partner, effective as of October 29, 2019.

(3)Mr. Milling resigned as President and Chief Executive Officer of our general partner effective June 17, 2019.

(4)Ms. Daniel resigned as Vice President, General Counsel and Secretary of our general partner effective September 6, 2019.

For 2019, each NEO (excluding NEOs that resigned prior to 2019 year-end) was eligible to receive an annual cash incentive bonus based on achievement of pre-established EBITDA target and distributable cash flow targets for the Partnership of approximately $135.9 million and $51.7 million, respectively. For the purpose of calculation under the Short-Term Bonus, EBITDA was defined as earnings before interest, taxes, depreciation and amortization. Under the Short-Term Bonus, bonus payments are based 80% and 20% on meeting or exceeding target EBITDA and DCF goals, respectively, as well as individual performance in connection with achievement of such targets. An individual performance multiplier ranging from 0x to 1.25x is applied based on the NEOs 2019 performance rating. There are generally no payouts for results below 75% of the threshold target and the maximum payout multiplier for EBITDA and DCF targets is capped at 2.0x.

EBITDA and DCF used by Ciner Corp for each NEOs’ bonus calculation for the year ended December 31, 2019 was: $135.4 (“2019 EBITDA”) and $54.9 (“2019 DCF”), respectively. The individual performance multiplier for Messrs. Erkan, DeBerry, Freydel and Ms. Nicholson was 1.0x, 1.25x, 1.05x and 1.05x, respectively. The individual performance multipliers are based on fiscal year 2019 performance ratings. Based on 2019 EBITDA and 2019 DCF achieved by the Partnership, Messrs. Erkan, DeBerry, Freydel and Ms. Nicholson earned annual incentive bonuses allocable to us equal to $92,520, $79,547, $81,942 and $79,542, respectively, representing 31%, 39%, 32% and 31% of their annual 2019 base salary.

Long-Term Cash Incentive Awards.

In addition to reimbursing Ciner Corp under the Services Agreement for allocable portions of the base salaries and the annual cash incentive awards provided to the NEOs under the Short-Term Bonus, we also reimburse Ciner Corp for the amounts of long-term cash incentive awards provided to the NEOs under the Cash LTIP. Fifty percent of the cash award under the Cash LTIP is vested in substantially equal one-third increments over three years, so long as the award recipient remains continuously employed through each applicable vesting date, unless otherwise vesting earlier pursuant to the terms of the plan regard to “change in control” or a participant’s death or disability (as described below).

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

No new awards were issued under the Cash LTIP for 2019. Payment under this plan in 2019 included amounts granted in prior years.

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

As of December 31, 2019, and subject to adjustments as provided in the Plan, there were a total of 688,954 common units available for issuance under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. To date, awards under the Plan that have been granted to the NEOs include (i) time-based vesting conditions (“restricted unit awards”), (ii) performance-based vesting conditions linked to the relative performance of the Partnership’s common units during a pre-determined performance period (“TR performance-based unit awards”) and (iii) performance-based vesting conditions linked to the achievement of certain financial, operating and safety-related performance metrics (“2019 performance-based unit awards”).

The restricted unit awards provide the NEOs with the rights of a unitholder in the Partnership with respect to a restricted unit, except cash distributions paid by the Partnership with respect to such a restricted unit will be credited to a separate account for such restricted unit and, subject to any tax withholding considerations, will be paid to the recipient at the time such restricted unit vests. The outstanding restricted unit awards granted to the NEOs have vested in substantially equal one-third increments so that any restricted unit award (and any related restricted cash distribution) will be 100% vested three years from the grant date, so long as the award recipient remains continuously employed by the Partnership Entities (as defined in the corresponding restricted unit award agreement) from the date of grant through each applicable vesting date, unless otherwise vesting earlier pursuant to the terms of the restricted unit award with regard to “Change in Control” (as defined in the Plan), death or disability. If an award recipient’s service with the Partnership Entities or membership on the Board, as applicable, is terminated prior to full vesting of the restricted units, then the award recipient will forfeit all unvested restricted units and related restricted cash distributions, except that upon a “Change in Control” or termination of the participant due to death or disability all unvested restricted units and related restricted cash distributions will become immediately vested in full.

The vesting of the outstanding TR performance-based unit awards, and number of common units of the Partnership distributable pursuant to such vesting, is dependent on the relative performance of the Partnership’s common units compared to an initial peer group consisting of other publicly traded partnerships (provided that the participant remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the performance period and certification of the results, except in certain cases of “Change in Control” or the participant’s death or disability). Vested TR performance-based unit awards are to be settled in the Partnership’s common units, with the number of such units payable under the award to be calculated by multiplying the target number provided in the TR performance-based unit award agreement by a performance percentage, which may range from 0% to 200%, depending on the relative performance of the Partnership’s common units over the performance period compared to common units of each member of the peer group. In addition, upon vesting of the TR performance-based unit award, the award recipient is entitled to receive a cash payment equal to the distribution equivalents accumulated with respect to the target number provided in the TR performance-based unit award agreement, multiplied by the performance percentage described in the immediately preceding sentence. The typical performance cycle has been a three-year period.
In September 2019, the Board approved the 2019 performance-based unit award agreement used to grant performance awards based upon the achievement of certain financial, operating and safety-related performance pursuant to the LTIP. In addition to being subject to all the general terms and conditions of the LTIP, the 2019 performance-based unit award agreement provides for vesting of the 2019 performance-based unit awards that is linked to a weighted average consisting of measures based on EBITDA, Tons Produced, Controllable Costs and the Lost Day Incident Rate, weighted as 70%, 10%, 10% and 10%, respectively (as each is defined in the 2019 performance-based unit award agreement, and collectively referred to herein as the “2019 Award Performance Metrics”) during a three-year performance period. The vesting of the 2019 performance-based unit award, and number of common units of the Partnership distributable pursuant to such vesting, is dependent on the Partnership’s performance relative to a pre-established budget over the applicable three-year performance period; provided, that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the applicable three-year performance period, except in certain cases of “Changes in Control” (as defined in the LTIP) or the awardee’s death or disability. Vested 2019 performance-based unit awards are to be settled in the Partnership’s common units, with the number of such common units payable under the award for a given year in the three-year performance period to be calculated by multiplying the target number provided in the applicable 2019 performance-based unit award agreement by a payout multiplier, which may range from 0% to 200% in each case, determined by aggregating the corresponding weighted average assigned to the 2019 Award Performance Metrics. In addition, upon vesting of the 2019 performance-based unit awards, the award recipient is entitled to receive a cash payment equal to the sum of the distribution equivalents accumulated with respect to vested 2019 performance-based unit awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. The 2019 performance-based unit awards granted to these award recipients have a performance cycle beginning on January 1, 2019 and ending December 31, 2021.

Effective as of September 23, 2019, our Board approved grants to Mr. Erkan, Mr. DeBerry, Mr. Freydel and Ms. Nicholson of 9,851 restricted unit awards and 9,851 2019 performance-based unit awards; 3,842 restricted unit awards and 3,842 2019 performance-based unit awards; 3,995 restricted unit awards and 3,995 2019 performance-based unit awards; and 1,388 restricted unit awards and 1,388 2019 performance-based unit awards, respectively. All such restricted unit awards vest in substantially equal one-third increments on each of March 15, 2020, March 15, 2021 and March 15, 2022, subject to accelerated vesting in certain circumstances. Other than as set forth above, no other restricted unit awards, or 2019 performance-based unit awards were granted to our NEOs in 2019. No TR performance-based unit awards were granted to our NEOs in 2019.

On June 17, 2019, Mr. Milling resigned as President and Chief Executive Officer of our general partner, effective as of July 5, 2019, and all of his restricted unit awards and TR performance-based unit awards and related cash distributions paid thereon that had not vested prior to July 5, 2019 were forfeited.

Effective September 6, 2019, Ms. Daniel resigned as Vice President, General Counsel and Secretary of our general partner and all of her restricted unit awards and TR performance-based unit awards and related cash distributions paid thereon that had not vested prior to September 6, 2019 were forfeited.

In 2019, (i) Mr. Milling and Ms. Daniel had 1,252 restricted units and 337 restricted units, respectively, vest on January 1, 2019, which in each case were originally granted on April 29, 2016, (ii) Mr. Milling, Ms. Daniel, Mr. DeBerry and Mr. Freydel had 2,608 restricted units, 4,915 restricted units, 2,590 restricted units and 2,660 restricted units, respectively, vest on March 15, 2019, which in each case were originally granted on April 28, 2017, (iii) Mr. Milling, Ms. Daniel, Mr. DeBerry, and Mr. Freydel had 2,856 restricted units, 1,613 restricted units, 422 restricted units, and 402 restricted units respectively, vest on March 15, 2019, which in each case were originally granted on April 26, 2018, and (iv) Mr. Milling and Ms. Daniel had 7,095 TR performance units and 1,908 TR performance units, respectively, vest on January 28, 2019, which in each case were originally granted on August 31, 2016.

Severance and Change in Control Arrangements

The NEOs are not parties to any agreements or arrangements with us or our general partner pursuant to which they would receive any payments or benefits in connection with a termination of their employment or a change in control of us or our general partner, except that our current restricted unit awards, TR performance-based unit awards and 2019 performance-based unit awards under the Plan contain provisions that could accelerate vesting of the award in certain situations. In the event that one of the NEOs is terminated by us or one of our affiliates prior to the vesting date of the restricted unit awards, TR performance-based unit awards or 2019 performance-based unit awards, all such restricted units, TR performance-based unit awards and 2019 performance-based unit awards will immediately be forfeited without consideration unless such termination is due to the NEO’s death or disability.

For the restricted unit awards and related cash distributions accumulated thereunder, in the event of the NEO’s death or disability, or if a “Change in Control” occurs, all restricted unit awards will become 100% vested. For the TR performance-based unit awards and the 2019 performance-based unit awards and the related cash distributions accumulated thereunder, respectively, the awards granted to the NEOs are earned and vested and/or forfeited, as the case may be, in the amounts described in further detail in the section titled “Potential Payments upon Termination or Change-in-Control” as described below.

The Plan generally defines a “Change in Control” as occurring on one or more of the following events:

(a) the acquisition in one or more transactions by any “person” (as such term is used for purposes of Section 13(d) or Section 14(d) of the Exchange Act) but excluding, for this purpose, (i) the Partnership or any of our parents or their subsidiaries or (ii) any employee benefit plan of any entity described in clause (i) above (the entities described in clauses

(i) and (ii) hereof, “Excluded Persons”), of more than fifty percent (50%) of the combined voting power of the Partnership’s or our general partner’s then outstanding voting securities;

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

The Short-Term Bonus provided by Ciner Corp also contains provisions that could accelerate vesting of the payment in certain situations. For the Short-Term Bonus, if a “change in control” occurs, those individuals associated with the business that is sold will be paid their pro-rata portion of the applicable incentive award. To be eligible, a participant must be an active employee as of the date of the change in control. The pro-rata calculation will use the participant’s annual base salary in effect as of the date of the change in control and actual business results through the change in control. The financial goals and the individual participation percentage will be pro-rated through the date of the change in control and no individual performance multiplier will apply.

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

For the Cash LTIP, if a “change in control” occurs, all unvested time-based awards accumulated thereunder will become fully vested, and all performance-based awards accumulated thereunder will become fully vested and adjusted for actual performance as of the date of the change in control. To be eligible, a participant must be an active employee as of the date of the change in control. For the performance-based awards thereunder, the calculation for a “change in control” event will use the participant’s target award amount and actual business results through the date of the change in control, and the Partnership’s TUR performance will be determined compared to the peer group performance on the date of the change in control.

The Cash LTIP generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the Ciner Corp’s equity interests or assets.

Other Elements of Compensation and Perquisites

Neither we nor our general partner sponsor any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans or any retirement plans for the NEOs, and neither we nor our general partner provide the NEOs with any perquisites. Instead, these types of benefits are provided in certain situations to the NEOs in connection with their employment by Ciner Corp and are governed in all cases by the terms of the applicable plan documents. The NEOs have been eligible to participate under the same plans that Ciner Corp offers to its other employees with respect to medical, dental, vision, disability and life insurance plans, and the NEOs have participated in the Short-Term Bonus, the Ciner Pension Plan, the Ciner Benefit Equalization Plan, the 401(k) Plan and the Post-Retirement Plan. The NEOs participate in these plans on the same basic terms as all other similarly situated employees. The NEOs also participate in Deferred Compensation Plans and receive certain perquisites provided by Ciner Corp. For the year ended December 31, 2019, perquisites included a company car for Mr. Erkan and Mr. Milling and a country club membership for Mr. Milling. All determinations with respect to such benefits are made by Ciner Corp, or the plans, as the case may be, without input from us or our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us under the provisions of the Services Agreement.

Compensation Committee Interlocks and Insider Participation

As a limited partnership, we are not required by the New York Stock Exchange (“NYSE”) to establish a compensation committee. As discussed above, we do not directly employ any of the NEOs and, outside of the Plan, all compensation granted to the NEOs is under Ciner Corp’s ultimate direction and control. Mr. Erkan, our general partner’s Chief Executive Officer, has participated in his capacity as a director of our general partner in the deliberations of our Board concerning previous grants under the Plan and made recommendations to our Board regarding NEO compensation provided under the Plan in 2019. Our Board does not currently intend to establish a compensation committee.

Compensation Consultants

Our Board did not retain a compensation consultant in 2019.

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

Compensation Committee Report

Our Board has reviewed and discussed with management the compensation discussion and analysis contained in this Report as required by Item 402(b) of Regulation S-K. Based on such review and discussion, our Board has recommended that this Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2019.

Members of the board of directors of Ciner Resource Partners LLC

Atilla Ciner
Alec G. Dreyer
Michael E. Ducey
Oğuz Erkan
Thomas W. Jasper
Matthew H. Mead
Ahmet Tohma
Gürsel Usta
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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation paid to the NEOs and allocated to the Partnership for the fiscal years ended December 31, 2019, 2018 and 2017, as applicable. Other than for awards granted under the Plan, it is Ciner Corp that has ultimate-decision making authority to determinate and approve the compensation program and individual compensation of the employees that perform services on our behalf, including the NEOs, and we reimburse Ciner Corp for such services and compensation under the Services Agreement. Other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with our Services Agreement with Ciner Corp. We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Change in Pension Value(4)	All Other Compensation ($)(5)	Total ($)
Oðuz Erkan, Chairman of the Board, President and Chief Executive Officer (6)	2019	$277,161	$—	$324,098	$92,520	$—	$19,398	$713,177
Christopher L. DeBerry, Chief Accounting Officer(7)	2019	$184,751	$—	$126,402	$79,547	$—	$9,485	$400,185
	2018	$175,839	$3,849	$85,691	$59,891	$—	$15,065	$340,335
Eduard Freydel, Vice President, Finance (8)	2019	$234,268	$—	$131,436	$81,942	$—	$22,624	$470,270
Marla Nicholson, Vice President, General Counsel and Secretary (9)	2019	$188,031	$—	$45,665	$79,542	$—	$16,437	$329,675
Kirk H. Milling, Former Named Executive Officer (10)	2019	$264,725	$—	$—	$—	$1,372,995 (11)	$1,010,868	$2,648,588
	2018	$360,843	$29,764	$579,161	$276,844	____	$17,932	$1,264,544
	2017	$422,065	$35,172	$560,127	$175,030	$543,852	$36,062	$1,772,308
Nicole C. Daniel, Former Named Executive Officer (12)	2019	$222,580	$—	$—	$—	$—	$25,986	$248,566
	2018	$211,762	$13,546	$327,087	$127,419	$—	$20,090	$699,904
	2017	$266,924	$18,907	$593,123	$86,481	$—	$26,175	$991,610

(1)The amounts shown in the “Bonus” column reflect the awards under Ciner Corp’s Cash LTIP that are time-based. Since there are no performance metrics tied to this portion of the award under the Cash LTIP, they are reported in the “Bonus” column in the year earned.

(2)The amounts shown in the “Unit Awards” column reflect the full aggregate grant date fair value of the performance-based unit awards and the restricted unit awards granted to the NEOs during the applicable period, as determined in accordance with ASC Topic 718, and as determined without regard to potential forfeitures (the amounts shown do not reflect the actual value that may be recognized by each NEO). For the restricted unit awards, the fair value per unit is equal to the closing sale price of our common units on the NYSE on the dates of the applicable grants ($28.46 on April 28, 2017, $26.05 on April 26, 2018 and $16.45 on September 23, 2019. The TR performance-based unit awards contain a relative total shareholder return vesting condition, which are considered market-based awards under applicable accounting guidance. The grant date fair value for the TR performance-based unit awards was based on a per unit price of $43.14 on April 28, 2017, and $41.53 on April 26, 2018, which was determined based on the probability of achieving the performance target utilizing a Monte Carlo simulation model, and the amounts in the table above reflect the value of the performance-based unit awards at the target (or 100%) level. At maximum, the values of the TR performance-based for Mr. DeBerry would be: 2018: $105,320; for Mr. Milling: 2018: $711,824; 2017: $674,968; and Ms. Daniel 2018: $402,010; 2017: $347,018. The grant date fair value for the 2019 performance-based unit awards was determined by dividing the weighted average price per common unit on the date of grant. The grant date fair value for the 2019 performance-based unit awards was based on a per unit price of $16.45 on September 23, 2019. At maximum, the values of the 2019 performance-based unit awards for Mr. Erkan would be: $324,098; for Mr. DeBerry: $126,402; for Mr. Freydel: $131,436; and $45,665 for Ms. Nicholson. For a discussion of the valuation assumptions applicable to the Unit Awards, please see Note 12 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.

(3)For the year ended December 31, 2019, the amounts shown in this column reflect payments under the Short-Term Bonus that are expected to be allocated to, and reimbursed by, us under the Services Agreement. Given the timing of when payments are to be made in 2020 for the year ended December 31, 2019, the 2019 amounts represent payments which were earned in 2019 and are expected to be paid in early 2020, using an estimated payout of approximately 102.5%, which may not be indicative of the payout the NEO will actually receive. For the years ended December 31, 2018 and 2017, the amounts shown in this column reflect awards under Ciner Corp’s Short-Term Bonus that were allocated to and reimbursed by, us under the Services Agreement. The 2018 amounts represent payments that were earned in 2018 and paid by us in early 2019 and the 2017 amounts represent payments that were earned in 2017 and paid by us in early 2018. Amounts in this column also include payments made under the Cash LTIP for the performance-based portion of that plan (2018 only) which is sponsored by Ciner Corp and were allocated to and reimbursed by us under the Services Agreement.

(4) The amounts shown in this column reflect the annual change in actuarial present value of accumulated benefits under the Ciner Pension Plan and Ciner Benefit Equalization Plan sponsored by Ciner Corp. There are no deferred compensation earnings reported in this column as the non-qualified deferred compensation plans do not provide above-market or preferential earnings.

(5) Amounts shown in this column for each of 2019 include the following: taxable gifts, taxable compensation for wellness programs, employer contributions to non-qualified deferred compensation plans, taxable value of company-provided vehicles, taxable value of fitness center reimbursements, company contributions to Health Savings Accounts, value of country club membership, company contributions to the 401(k) plan. For Mr. Milling, the amount shown in the “All Other Compensation” column includes $1,00,000 of severance to be paid in two equal installments in connection with his termination. Ciner Corp. paid the first installment of $500,000 to Mr. Milling in July 2019. The second and final $500,000 installment will be paid to Mr. Milling on or around April 15, 2020, subject to the satisfaction of certain conditions by Mr. Milling.

(6)Mr. Erkan became one of the NEOs upon his promotion to President and Chief Executive Officer of our general partner in 2019. Consequently, compensation information was not reported for the prior years. Since June 17, 2019, Mr. Erkan has served as the principal executive officer for the Partnership.

(7)Mr. DeBerry became one of the NEOs upon his promotion to Chief Accounting Officer of our general partner in 2018. Consequently, compensation information was not reported for the prior years. Effective January 1, 2019, Mr. DeBerry was appointed the principal financial officer for the Partnership.

(8)Mr. Freydel became one of the NEOs upon his promotion to Vice President, Finance of our general partner and designation by the Board as an NEO, effective January 1, 2019. Consequently, compensation information was not reported for the prior years.

(9)Ms. Nicholson became one of the NEOs upon her promotion to Vice President and General Counsel effective October 23, 2019. Consequently, compensation information was not reported for the prior years.

(10)Mr. Milling resigned as the President and Chief Executive Officer of our general partner effective June 17, 2019 and as a result, outstanding unvested restricted unit awards and performance-based unit awards granted to him were forfeited.

(11)The change in actuarial present value of accumulated benefits under the Ciner Pension Plan and Ciner Benefit Equalization Plan increased $1,372,995 from December 31, 2018 to December 31, 2019 as the discount rate decreased from 4.05% to 3.00% for the Ciner Pension Plan and 4.15% to 3.10% for the Ciner Benefit Equalization Plan, which resulted in increases in the respective liability during the period.

(12)Ms. Daniel resigned as the Vice President, General Counsel and Secretary of our general partner effective September 6, 2019 and as a result, outstanding unvested restricted unit awards and performance-based unit awards granted to her were forfeited.

Grants of Plan-Based Awards
The following table provides information regarding the amounts that could have been earned under Ciner Corp’s Short-Term Bonus and the Plan and allocated to us under the Services Agreement with respect to 2019.

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts under Equity Incentive Plan Awards (2)

Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units (#)(3)	Grant Date Fair Value of Unit Awards ($)(4)
Oğuz Erkan
Short-Term Bonus	—	$22,487	$89,947	$179,894	—	—	—	—	—
Restricted Units	9/23/2019	—	—	—	—	—	—	9,851	$162,049
Performance Units	9/23/2019	—	—	—	4,926	9,851	19,702	9,851	$162,049
Christopher L. DeBerry
Short-Term Bonus	—	$15,461	$61,844	$123,689	—	—	—	—	—
Restricted Units	9/23/2019	—	—	—	—	—	—	3,842	$63,201
Performance Units	9/23/2019	—	—	—	1,921	3,842	7,684	3,842	$63,201
Eduard Freydel
Short-Term Bonus	—	$18,960	$75,841	$151,682	—	—	—	—	—
Restricted Units	9/23/2019	—	—	—	—	—	—	3,995	$65,718
Performance Units	9/23/2019	—	—	—	1,998	3,995	7,990	3,995	$65,718
Marla Nicholson
Short-Term Bonus	—	$18,934	$75,735	$151,470	—	—	—	—	—
Restricted Units	9/23/2019	—	—	—	—	—	—	1,388	$22,833
Performance Units	9/23/2019	—	—	—	694	1,388	2,776	—	$22,833

(1)Reflects the estimated 2019 cash payouts allocable to the Partnership under the Short-Term Bonus in respect of 2019 performance at the threshold, target and maximum levels with respect to each performance measure. All such amounts are primarily set without input from us, our general partner or our Board, and reflect amounts that can be allocated to the Partnership under the Services Agreement. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to the Partnership under the Services Agreement. The expected amounts to be allocated to the Partnership for the actual bonus payouts for each NEO under the Short-Term Bonus for 2019 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table set forth above.
(2)Reflects the estimated future payouts allocable under the Partnership’s 2019 performance-based units awarded in 2019. Under the 2019 performance-based unit awards, participants may earn awards calculated by multiplying the target number provided in the applicable 2019 performance-based unit award agreement by a payout multiplier, which may range from 0% to 200% in each case, determined by aggregating the corresponding weighted average assigned to the 2019 Award Performance Metrics during a three-year performance period. If earned, the awards are to be paid in common units, though the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant and ending on the applicable vesting date. The threshold value represents the minimum payment (other than zero) that may be earned by the NEO.
(3)Reflects the allocable number of restricted unit awards in 2019 under the Plan. Restricted awards vest ratable over three years, beginning on March 15, 2020. For restricted unit awards, any related cash distributions are paid at the same time upon the applicable vesting of the underlying award.
(4)The amounts included in the Grant Date Fair Value of Unit Award column represents the expected allocation to the Partnership of the grant date fair value of the awards made to the NEOs in 2019 computed in accordance with FASB ASC Topic 718.
Outstanding Equity Awards at Fiscal Year-End 2019

The following table summarizes the outstanding equity awards held by the NEOs for the fiscal year ended December 31, 2019. Other than awards granted under the Plan, the NEOs do not receive any grants of equity or equity-based awards in us or Ciner Corp.

Name	Grant Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units that Have Not Vested ($)(2)
Oğuz Erkan	9/23/2019	9,851(3)	$174,264	9,851(6)	$186,548
Christopher L. DeBerry	4/28/2017	2,590(4)	$59,327	864(7)	$20,281
	4/26/2018	846(5)	$17,460	1,268(8)	$26,888
	9/23/2019	3,842(3)	$67,965	3,842(6)	$72,756
Eduard Freydel	4/28/2017	2,661(4)	$60,953	887(7)	$20,821
	4/26/2018	805(5)	$16,614	1,207(8)	$25,594
	9/23/2019	3,995(3)	$70,672	3,995(6)	$75,653
Marla Nicholson (9)	9/23/2019	1,388(3)	$24,554	1,388(6)	$26,285
Kirk H. Milling (10)	4/28/2017	—	—	—	—
	4/26/2018	—	—	—	—
Nicole C. Daniel (11)	4/28/2017	—	—	—	—
	4/26/2018	—	—	—	—

(1) The market value is based on the closing price of our common units on the NYSE on December 31, 2019, which was $17.35, plus (i) for purposes of footnote (3) below included $0.340 in accrued distributions per common unit, (ii) for purposes of footnote (4) below included $5.556 in accrued distributions per common unit and (iii) for purposes of footnote (5) below included $3.288 in accrued distributions per common unit.
(2) Calculated by multiplying the number of TR performance-based unit awards or 2019 performance-based units awards, as applicable, reported in the preceding column by the closing price of our common units on the NYSE on December 31, 2019, which was $17.35, plus (i) for purposes of footnote (6) below included $1.587 in accrued distributions per common unit, ( (ii) for purposes of footnote (7) below included $6.123 in accrued distributions per common unit and (iii) for purposes of footnote (8) below included $3.855 in accrued distributions per common unit.
(3) Represents restricted common unit awards that were awarded pursuant to the Plan on September 23, 2019 that have not yet vested. Such restricted common unit awards vest in substantially equal increments on each of March 15, 2020, March 15, 2021 and March 15, 2022.
(4) Represents restricted common unit awards that were awarded pursuant to the Plan on April 28, 2017 that have not yet vested. One-third of such restricted common unit awards vested on each of March 15, 2018 and March 15, 2019, and the remaining approximately one-third of the restricted common unit awards vest March 15, 2020, subject to accelerated vesting in certain circumstances. Each of Mr. Milling’s and Ms. Daniel’s restricted common units awards were forfeited at the effective time of termination of their employment with the Partnership.
(5) Represents restricted common unit awards that were awarded pursuant to the Plan on April 26, 2018 that have not yet vested. One-third of such restricted common unit awards vested on March 15, 2019. The remaining two-thirds of the restricted common unit awards vest in in substantially equal increments on March 15, 2020 and March 15, 2021, subject to accelerated vesting in certain circumstances. Each of Mr. Milling’s and Ms. Daniel’s restricted common units awards were forfeited at the effective time of termination of their employment with the Partnership.
(6) These 2019 performance-based unit awards were awarded under the Plan on September 23, 2019, and vest, if at all, based on the Partnership’s performance relative to a pre-established budget over the applicable three-year performance period; provided, that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the applicable three-year performance period and continued employment of the NEO with our general partner or its affiliates (or other service-related criteria) through the end of the applicable three-year performance period. Vesting fully accelerates upon a change in control of the Partnership or our general partner, or the death or disability of the NEO. Vested 2019 performance-based unit awards are settled in our common units, with the number of units payable determined by multiplying the target number provided in the 2019 performance-based unit award agreement by a payout multiplier, which may range from 0% to 200%, in each case, determined by aggregating the corresponding weighted average assigned to the 2019 Award Performance Metrics. Upon any vesting of the 2019 performance-based unit awards, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated with respect to vested 2019 performance-based unit awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. As of December 31, 2019, the performance period was incomplete. Based on performance as of that date, the number of units shown is the target number of performance-based units that may be earned under this award.
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
(8) These performance-based units were awarded under the Plan to the NEOs on April 26, 2018, and vest, if at all, based on total unit return to our common unit holders relative to a peer group over a three-year period ending December 31, 2020 and continued employment of the NEO through certification of the results. Vesting fully accelerates upon a change in control of the Partnership or our general partner, or the death or disability of the NEO. The peer group consists of 43 other publicly traded partnerships. Vested units are settled in our common units, with the number of units payable determined by multiplying the target number provided in the award agreement by a performance percentage, which may range from 0% to 200% depending on the relative performance of our common units to the performance of the peer group. Upon any vesting, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated from the date of grant, multiplied by the above percentage. As of December 31, 2019, the performance period was incomplete. Based on performance as of that date, the number of units shown is the target number of performance-based units that may be earned under this award.
(9) Ms. Nicholson was appointed as a NEO, effective as of October 29, 2019.
(10) Mr. Milling resigned as the President and Chief Executive Officer of our general partner effective June 17, 2019 and, as a result, outstanding unvested restricted unit awards and TR performance-based unit awards granted to him were forfeited.
(11) Ms. Daniel resigned as the Vice President, General Counsel and Secretary of our general partner effective September 6, 2019 and, as a result, outstanding unvested restricted unit awards and TR performance-based unit awards granted to her were forfeited.
Units Vested Table

The following table provides information related to the vesting of restricted units and performance-based units during fiscal year ended 2019.

	Ciner Resources LP Unit Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting(1)
Mr. DeBerry	3,012	$87,282
Mr. Freydel	3,062	$88,793
Mr. Milling	13,811	$398,634
Ms. Daniel	8,773	$253,491
Mr. Erkan(2)	—	—
Ms. Nicholson(3)	—	—

(1) This column reflects restricted unit awards and TR performance unit awards that vested in 2019 and the fair market value of the common units on the date of vesting, which includes accrued distributions for such common units since the grant date.
(2) Mr. Erkan did not have any equity awards in the Partnership vest during fiscal year ended 2019.

(3) Ms. Nicholson did not have any equity awards in the Partnership vest during fiscal year ended 2019.

Pension Benefits

Although neither we nor our general partner sponsors a pension or defined benefit program, Ciner Corp maintains a defined benefit pension for the NEOs, which we reimburse Ciner Corp for a portion thereof allocated to us under the Services Agreement. The following table lists the pension program participation and actuarial present value of the NEO’s defined benefit pension as of December 31, 2019, for NEOs for whom we reimburse Ciner Corp for a portion thereof allocated to us under the Services Agreement. The allocated expense for each NEO is included in the “All Other Compensation” column of the Summary Compensation Table above. The following table provides information on pension benefit plans of the NEOs as of December 31, 2019, for whom we reimburse Ciner Corp under the Services Agreement.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)
Mr. Erkan	None	n/a	n/a	n/a
Mr. DeBerry	None	n/a	n/a	n/a
Mr. Freydel	None	n/a	n/a	n/a
Ms. Nicholson	None	n/a	n/a	n/a
Mr. Milling	Ciner Pension Plan	20.25	$822,911	—
	Ciner Benefit Equalization Plan	20.25	$3,474,474	—
Ms. Daniel	None	n/a	n/a	n/a

(1) Years of credited service include service recognized under the predecessor OCI Enterprises Inc. plans from which these plans were assumed by Ciner Corp effective October 24, 2015.

Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans

Although neither we nor our general partner sponsors a nonqualified deferred compensation or other nonqualified deferred compensation plan, Ciner Corp maintains a nonqualified deferred compensation plan for certain of its employees, including the NEOs, which we reimburse Ciner Corp for a portion thereof allocated to us under the Services Agreement. The nonqualified deferred compensation plan allows individuals to defer up to 80% of their base pay and up to up to 100% of their Short-Term Bonus. In addition, Ciner Corp. contributes a matching contribution on compensation in excess of the dollar amount under Section 401(a)(17) of the IRS code ($280,000 for 2019). That matching contribution is equal to 100% of the first 4% that the NEO contributes to the plan and 50% of the next 2% that an individual contributes to the plan. Ciner Corp. has historically also made an additional discretionary contribution to the plan for individuals hired on or after May 1, 2001. That additional discretionary contribution is equal to 3% of the annual base pay in excess of the dollar amount under Section 401(a)(17) of the IRS code ($280,000 for 2019), provided the individual is employed on December 31 for such year. The allocated expense for each NEO is included in the “All Other Compensation” column of the Summary Compensation Table above. The following table provides information on nonqualified deferred compensation of the NEOs as of December 31, 2019, for whom we reimburse Ciner Corp under the Services Agreement.

		For the Year Ended December 31, 2019
Name	Beginning Balance	Executive Contribution	Registrant Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2019 ($)
Oğuz Erkan	$4,903	—	$2,190	$142	—	$7,235
Christopher L. DeBerry	—	—	—	—	—	—
Eduard Freydel	—	—	—	—	—	—
Marla Nicholson	—	—	—	—	—	—
Kirk H. Milling(1)	$15,737	—	—	$212	$15,949	—
Nicole C. Daniel(2)	$47,914	$15,493	$6,344	$6,500	$76,251	—

(1) Mr. Milling resigned as the President and Chief Executive Officer of our general partner effective June 17, 2019 and, as a result, his entire balance in the nonqualified deferred compensation plan became payable in a lump sum.

(2)Ms. Daniel resigned as the Vice President, General Counsel and Secretary of our general partner effective September 6, 2019 and, as a result, her entire balance in the nonqualified deferred compensation plan became payable in a lump sum.

Potential Payments upon Termination or Change-in-Control

In connection with the resignation by Mr. Milling as the President and Chief Executive Officer of our general partner, as a member of the board of directors of our general partner and all committees thereof, and from other positions within the Ciner Group, Ciner Corp entered into a Separation and Release Agreement (the “Separation Agreement”) with Mr. Milling, dated July 3, 2019. The Separation Agreement provides, among other things, that Mr. Milling’s employment with Ciner Corp terminated on July 5, 2019. Subject to the terms and conditions set forth in the Separation Agreement, upon his termination, Ciner Corp will pay Mr. Milling a one-time separation payment of $1 million in the aggregate, to be paid in two equal installments. Ciner Corp. paid the first installment of $500,000 to Mr. Milling in July 2019. The second and final $500,000 installment will be paid to Mr. Milling on or around April 15, 2020, subject to the satisfaction of certain conditions by Mr. Milling. In addition, Mr. Milling will be eligible to continue his health care coverage pursuant to the provisions of COBRA. The Separation Agreement also includes confidentiality and cooperation covenants, and a release of claims, in favor of Ciner Corp, the Partnership and our general partner, among others. Other than the Separation Agreement, neither we, our general partner or Ciner Corp have any employment agreements or severance agreements with the NEOs.

Our current restricted unit awards, TR performance-based unit awards and 2019 performance-based awards under the Plan and awards granted by Ciner Corp under the Cash LTIP and Short-Term Bonus and allocated to us contain provisions that could accelerate vesting of the award in certain situations, in the event of a (i) termination of an employee due to death or disability or (ii) a change in control (as described below). In the event of termination of employment for any other reason than described below, all restricted unit awards, TR performance-based unit awards and 2019 performance-based unit awards that are still unvested shall be forfeited. Each of Mr. Milling and Ms. Daniel forfeited all of their respective restricted unit awards and TR performance-based unit awards as a result of their termination of their respective employment with our general partner and its affiliates during 2019. Neither Mr. Milling nor Ms. Daniel have been granted any 2019 performance-based unit awards during their employment with the general partner or its affiliates.

Termination
Pursuant to the terms of the award agreements issued under the Plan, for the restricted unit awards, in the event of a termination of an employee due to death or disability, all restricted unit awards and related cash distribution accumulated thereunder shall become 100% vested. Pursuant to the terms of the award agreements issued under the Plan, for each of the TR performance-based unit awards and 2019 performance-based unit awards, in the event of the NEO’s death or disability during the three-year measurement period, then performance-based unit awards are resolved as follows:

(i) if such event occurs during the first year of the measurement period for the applicable TR performance-based unit awards or 2019 performance-based unit awards, as the case may be, all such applicable TR performance-based unit awards or 2019 performance-based unit awards and related accumulated distributions are forfeited for no consideration;

(ii) if such event occurs during second year of the measurement period for the applicable TR performance-based unit awards or 2019 performance-based unit awards, as the case may be, then such TR performance-based unit awards and 2019 performance-based unit awards and related accumulated distributions are earned and vested at 33% of the target units for such awards; and

(iii) if such event occurs, during the last year of the measurement period for the applicable TR performance-based unit awards or 2019 performance based unit awards, as the case may be, then such TR performance-based unit awards and 2019 performance-based unit awards and related accumulated distributions are earned and vested at 67% of the target units for such awards.

Pursuant to the terms of the award agreements issued under the Plan, for the TR performance-based unit awards and the 2019 performance-based unit awards, in the event of the NEO’s death or disability after the measurement period, but prior to the determination date for such TR performance-based unit awards or 2019 performance-based unit awards, as applicable, the participant’s outstanding TR performance-based unit awards or 2019 performance-based unit awards and the related distribution equivalents shall be earned and vest if at all, based on the attainment of such performance criteria, as determined by the administrator, with all remaining performance-based unit awards (and accumulated distributions associated with such performance-based unit awards) being immediately forfeited for no consideration.

Pursuant to the terms of the Cash LTIP, for the time-based awards accumulated thereunder, in the event of a termination of an employee due to death or disability, all time-based awards accumulated thereunder shall become 100% vested and will be paid as soon as practical after such termination. Pursuant to the terms of the Cash LTIP, for the performance-based awards accumulated thereunder, in the event of the NEO’s death or disability during the three-year measurement period, then the performance-based awards thereunder shall continue as if employment continued and paid to his or her estate when payments are made to all participants after the vesting date at the end of the measurement period.

The Short-Term Bonus not does not provide for accelerated vesting in connection with a termination of employment for any reason.

Change in Control Benefits

Pursuant to the terms of the award agreements issued under the Plan, for the restricted unit awards and related cash distributions accumulated thereunder, in the event of a “Change in Control”, all restricted unit awards and related cash distributions accumulated thereunder shall become 100% vested. Pursuant to the terms of the award agreements issued under the Plan, for each of the TR performance-based unit awards and 2019 performance-based unit awards, in the event of a “Change in Control” then such TR performance-based unit awards or 2019 performance-based unit awards and the related cash distributions accumulated thereunder shall vest and forfeit as follows:

(i) in the event a Change of Control occurs before three-year measurement period has been completed, then the measurement period shall be deemed to end on the date of such Change in Control, and the participant’s outstanding TR performance-based unit awards or outstanding 2019 performance-based unit awards and the related distribution equivalents shall be earned and vest, if at all, based on the attainment of such performance criteria, as determined by the administrator, as if the measurement period ended on the date of the Change in Control and as if the ending unit prices were determined as of the date of the Change in Control, with all remaining TR performance-based unit awards or 2019 performance-based unit awards (and accumulated distributions associated with such TR performance-based unit awards or 2019 performance-based unit awards) being immediately forfeited for no consideration; and

(ii) in the event a Change in Control occurs after the three-year measurement period has been completed but prior to the determination date for such TR performance-based unit awards or 2019 performance-based unit awards, on the date of the Change in Control, the participant’s outstanding TR performance-based unit awards or 2019 performance-based unit awards and accumulated distributions associated with such TR performance-based unit awards or 2019 performance-based unit awards shall be earned and vest, if at all, based on the attainment of such performance criteria as described in TR performance unit awards or 2019 performance-based unit awards, as determined by the administrator of the Plan, with all remaining TR performance-based unit awards or 2019 performance-based unit awards (and accumulated distributions associated with such TR performance-based unit awards or 2019 performance-based unit awards) being immediately forfeited for no consideration; and

The Plan generally defines a “Change in Control” as occurring on one or more of the following events:

(a) the acquisition in one or more transactions by any “person” (as such term is used for purposes of Section 13(d) or Section 14(d) of the Exchange Act) but excluding, for this purpose, (i) the Partnership or any of our parents or their subsidiaries or (ii) any employee benefit plan of any entity described in clause (i) above (the entities described in clauses (i) and (ii) hereof, “Excluded Persons”), of more than fifty percent (50%) of the combined voting power of the Partnership’s or our general partner’s then outstanding voting securities;

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

Pursuant to the terms of the Cash LTIP, for the time-based awards accumulated thereunder, in the event of a “change in control,” all unvested time-based awards accumulated thereunder shall become 100% vested. Pursuant to the terms of the Cash LTIP, for the performance-based awards, in the event of a “change in control,” then the performance-based awards thereunder shall become 100% vested and adjusted for actual performance as of the change in control. To be eligible, a participant must be an active employee as of the date of the change in control. For the performance-based awards thereunder, the calculation for a “change in control” event will use the participant’s target award amount and actual business results through the date of the change in control, and the Partnership’s TUR performance will be determined compared to the peer group performance on the date of the change in control. The Cash LTIP generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the Ciner Corp’s equity interests or assets.

Pursuant to the Short-Term Bonus, in the event of a “change in control” prior to the determination date thereunder, the participant’s outstanding awards under the Short-Term Bonus shall be paid their pro-rata portion of the applicable incentive award. To be eligible, a participant must be an active employee as of the date of the change in control. The pro-rata calculation will use the participant’s annual base salary in effect as of the date of the change in control and actual business results through the date of the change in control. The financial goals and the individual participation percentage will be pro-rated through the date of the change in control and no individual performance multiplier will apply. The Short-Term Bonus generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the equity interests or assets in one of the businesses covered by the Short-Term Bonus.

The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a “Change in Control” resulting in the accelerated vesting of our restricted units and performance based units held by the NEOs on December 31, 2019 and the amount of expense that could be allocated to us by Ciner Corp under the Services Agreement in connection with certain events of termination or a “change in control” under the Short-Term Bonus and Cash LTIP, as if such event occurred on December 31, 2019. Actual amounts will be determinable only upon termination or a change in control event.

Name	Benefit	Termination Due to Death or Disability ($)(1)	Termination for Any Other Reason ($)	Change of Control with or without Continued Employment ($)(1)
Oğuz Erkan	Plan Common Unit Vesting	$174,264	—	$360,813
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	$92,520
Christopher L. DeBerry	Plan Common Unit Vesting	$163,838	—	$257,683
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	$63,613
Eduard Freydel	Plan Common Unit Vesting	$167,269	—	$263,434
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	$78,010
Marla Nicholson	Plan Common Unit Vesting	$24,554	—	$50,838
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	$75,755

(1) The amounts reflected above represent the product of the number of restricted units, TR performance-based units or 2019 performance-based unit awards that were subject to vesting/restrictions on December 31, 2019, multiplied by the closing price of our common units of $17.35 on that date.
CEO Pay Ratio

Neither we nor our general partner have any employees. As a result, we have no basis for disclosing the annual compensation and corresponding ratio as required under Item 402(u) of Regulation S-K.

Director Compensation

Officers or employees of Ciner Corp or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of Ciner Corp or its affiliates receive compensation as “non-employee directors.” For fiscal year ended December 31, 2019, our annual retainer for our non-employee directors consisted of approximately $150,000, of which $75,000 was paid in the form of an annual cash retainer and the remaining $75,000 was paid in a fully-vested grant of common units under the Plan. The lead director, audit committee chair and the conflicts committee chair were paid additional annual retainers of $10,000, $15,000 and $10,000, respectively. Each non-employee director that did not serve as a non-employee director for the entire fiscal year, received a prorated retainer reflecting their partial year of non-employee director service with us.

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2019.

Name	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
	($)(1)	($)(2)	($)	($)
Michael E. Ducey	$85,000	$74,071	$—	$159,071
Thomas W. Jasper	$100,000	$74,071	$—	$174,071
Alec G. Dreyer	$75,000	$74,071	$—	$149,071

(1) The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.

(2) The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718, for awards of common units as follows: Michael E. Ducey (with 2,944 common units), Thomas W. Jasper (with 2,944 common units) and Alec G. Dreyer (with 2,944 common units) granted on April 1, 2019.

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
The following table sets forth certain information regarding the beneficial ownership of our common units as of February 28, 2020 owned by:

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

Percentage of total units beneficially owned is based on 19,757,260 common units and 399,000 general partner units outstanding. The list of beneficial owners is presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	General Partner’ Units Beneficially Owned	Percentage of General Partner Units Beneficially Owned
Ciner Wyoming Holding Co.(2)	14,551,000	74%	—	—
Ciner Resource Partners LLC (2)	—	—	399,000	100.0%
Oğuz Erkan	9,851	*	—	—
Christopher L. DeBerry	10,900	*	—	—
Eduard Freydel	11,467	*	—	—
Marla Nicholson	1,388	*	—	—
Michael E. Ducey	19,436	*	—	—
Thomas W. Jasper	12,180	*	—	—
Alec G. Dreyer	4,371	*	—	—
Atilla Ciner	—	*	—	—
Matthew H. Mead	—	*	—	—
Ahmet Tohma	—	*	—	—
Gürsel Usta	—	*	—	—
All directors and executive officers as a group (11 people)	69,593	*	—	—

* Beneficial ownership represents less than 1% of the Partnership’s outstanding common units.

(1)	Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.

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

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2019:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	688,954

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of February 28, 2020, Ciner Holdings owns 14,551,000 common units representing an approximate 72% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2.0% general partner interest in us and all of our incentive distribution rights.
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
Transactions with Affiliates
Ciner Corp and Ciner Wyoming are party to a sales agency agreement dated June 17, 2015. Under the sales agency agreement, Ciner Corp contracts with customers, including ANSAC and Ciner Group, for the sale of the soda ash that Ciner Wyoming produces, and Ciner Wyoming delivers soda ash directly to the customers. Though Ciner Corp is the contractual party with customers, any risk of loss related to soda ash is passed directly to Ciner Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. Ciner Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with Ciner Wyoming. Ciner Wyoming also bears any risk of loss from liability claims related to soda ash. Ciner Corp receives sales proceeds directly from customers on behalf of Ciner Wyoming, and Ciner Corp then transfers the total proceeds of the sales directly to Ciner Wyoming, less Ciner Corp’s actual costs of sales and marketing. Ciner Corp’s costs are allocated to Ciner Wyoming by OCI Enterprises (prior to the Transaction) and Ciner Corp (subsequent to the Transaction) based on the amount of time spent by Ciner Corp providing such services. For the years ended December 31, 2019, 2018 and 2017, these charges amounted to approximately $14.9 million, $14.6 million and $14.5 million, respectively. Ciner Corp also contracts with various land and sea carriers for freight transportation on behalf of Ciner Wyoming. All such actual freight costs are charged directly to Ciner Wyoming.
Substantially all of Ciner Wyoming’s selling and marketing expenses and general and administrative expenses are expenses charged to Ciner Wyoming by Ciner Corp for actual expenses incurred by it on behalf of Ciner Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.

Ciner Corp is currently a member company of ANSAC and had an approximate 38.2%, 33.0% and 33.2% participation interest at December 31, 2019, 2018 and 2017, respectively. We made approximately 60.4%, 52.0% and 60.4% of our total net sales for the years ended December 31, 2019, 2018 and 2017, respectively, through Ciner Corp’s membership in ANSAC. In addition, ANSAC provides logistics and support services for all of our export sales. On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC. See Item 1, Business, “Shipping and Logistics,” for more information.

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

ITEM 14. Principal Accounting Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of Ciner Resources LP for the year ended December 31, 2019. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.

Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the years ended December 31, 2019 and December 31, 2018.

	Year ended December 31,	Year ended December 31,
	2019	2018
Audit fees (1)	$1,042,957	$1,263,088
Audit-related fees (2)	—	—
Tax fees (3)	521,054	422,249
All other fees (4)	—	—
Total	$1,564,011	$1,658,337

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

(3) Tax fees represent fees for professional services rendered in connection with tax compliance. For the year ended December 31, 2019 and 2018, $283,804 and $160,193 of the above tax fees were related to K-1 services.

(4) All other fees represent fees for services not classifiable under the other categories listed in the table above.
Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2019, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

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

4.1 *	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
10.1
Ciner Resources Credit Agreement, dated as of August 1, 2017, among Ciner Resources LP, as borrower, PNC Bank, National Association, as administrative agent, swing line lender and an l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2017)

10.2
Ciner Wyoming Credit Agreement, dated as of August 1, 2017, among Ciner Wyoming LLC, as borrower, PNC Bank, National Association, as administrative agent, swing line lender and an l/c issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on August 1, 2017)

10.3
Sodium Lease (WYW101824), dated June 1, 2018, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019)

10.4
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.5
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.6
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.7
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.8
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2009, between the State of Wyoming and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.9
Sodium Lease (WYW079420), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.10
Sodium Lease (WYW0111730), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.11
Sodium Lease (WYW0111731), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.12
License Agreement, dated July 18, 1961, between Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (as amended by Amendment of License Agreement, dated September 20, 2010, between Ciner Wyoming LLC (formerly known as OCI Wyoming LLC), as successor by assignment from Stauffer Chemical Company of Wyoming, and RSRC Royalty Company LLC, as successor in interest to Union Pacific Railroad Company) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.13
Amendment - 1961 License Agreement, dated as of June 28, 2018, between RSRC Royalty Company LLC and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2018)

10.14
Sodium Lease (WYW079420), dated January 1, 2015, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2014)

10.15
Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

10.16++	Amendment No. 1 to Ciner Resource Partners LLC 2013 Long-Term Incentive Plan
10.17++
Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)

10.18++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2014)

10.19++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.20++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan TR Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2014)

10.21++
Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2019 Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2019)

10.22
Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the SEC on July 2, 2014)

10.23
Amendment No. 1 to Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of November 5, 2015 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2016)

10.24
Services Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.25
OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.26
Trademark License Agreement, dated as of October 23, 2015, among Park Holding A.S., Ciner Enterprises Inc., Ciner Resources Corporation (formerly known as OCI Chemical Corporation), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.27++
Separation and Release Agreement, dated July 3, 2019, by and between Kirk H. Milling and Ciner Resources Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2019)

10.28
First Amendment to Credit Agreement, dated as of February 28, 2020, among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and L/C issuer, and the Company Lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2020)

10.29
First Amendment to Credit Agreement, dated as of February 28, 2020, among Ciner Resources LP, as borrower, PNC, as administrative agent, swing line lender and L/C issuer, and the Partnership Lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2020)

10.30 *	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2019, between the State of Wyoming and Ciner Wyoming LLC
10.31 *	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2019, between the State of Wyoming and Ciner Wyoming LLC
10.32 *	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2019, between the State of Wyoming and Ciner Wyoming LLC
10.33 *	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2019, between the State of Wyoming and Ciner Wyoming LLC
10.34 *	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2019, between the State of Wyoming and Ciner Wyoming LLC
21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 9, 2020
23.2*	Consent of Hollberg Professional Group, PC, dated March 9, 2020
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

++Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15.

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
Date: March 9, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Oğuz Erkan	President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, our General Partner (Principal Executive Officer)	March 9, 2020
Oğuz Erkan

/s/ Christopher L. DeBerry	Principal Financial Officer and Chief Accounting Officer of Ciner Resource Partners LLC, our General Partner (Principal Financial and Accounting Officer)	March 9, 2020
Christopher L. DeBerry

/s/ Atilla Ciner	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2020
Atilla Ciner

/s/ Gürsel Usta	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2020
Gürsel Usta

/s/ Ahmet Tohma	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2020
Ahmet Tohma

/s/ Matthew H. Mead	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2020
Matthew H. Mead

/s/ Michael E. Ducey	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2020
Michael E. Ducey

/s/ Thomas W. Jasper	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2020
Thomas W. Jasper

/s/ Alec G. Dreyer	(Director of Ciner Resource Partners LLC, our General Partner)	March 9, 2020
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