Form 10-Q
period 2020-03-31
Ciner Resources LP
filed 2020-05-11
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,767,335 common units and 399,000 general partner units outstanding at May 4, 2020, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$51.4	$14.9
Accounts receivable—affiliates	86.2	95.0
Accounts receivable, net	44.6	36.0
Inventory	31.0	24.2
Other current assets	1.5	2.2
Total current assets	214.7	172.3
Property, plant and equipment, net	302.7	297.7
Other non-current assets	23.0	24.3
Total assets	$540.4	$494.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2.9	$—
Accounts payable	19.4	14.2
Due to affiliates	2.0	3.0
Accrued expenses	34.2	39.1
Total current liabilities	58.5	56.3
Long-term debt	173.4	129.5
Other non-current liabilities	10.3	8.6
Total liabilities	242.2	194.4
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Ciner Holdings (19.7 and 19.8 units issued and outstanding at March 31, 2020 and December 31, 2019)	171.4	171.4
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at March 31, 2020 and December 31, 2019)	4.3	4.3
Accumulated other comprehensive loss	(4.0)	(3.0)
Partners’ capital attributable to Ciner Resources LP	171.7	172.7
Non-controlling interest	126.5	127.2
Total equity	298.2	299.9
Total liabilities and partners’ equity	$540.4	$494.3
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2020	2019
Net Sales:
Sales—affiliates	$54.0	$77.5
Sales—others	60.4	52.9
Net sales	114.4	130.4
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	86.6	90.2
Depreciation, depletion and amortization expense	6.5	6.3
Selling, general and administrative expenses—affiliates	4.1	5.5
Selling, general and administrative expenses—others	1.7	1.9
Total operating costs and expenses	98.9	103.9
Operating income	15.5	26.5
Other income (expenses):
Interest income	—	0.1
Interest expense	(1.3)	(1.4)
Total other expense, net	(1.3)	(1.3)
Net income	$14.2	$25.2
Net income attributable to non-controlling interest	7.5	12.9
Net income attributable to Ciner Resources LP	$6.7	$12.3
Other comprehensive loss:
(Loss)/income on derivative financial instruments	$(2.1)	$2.0
Comprehensive income	12.1	27.2
Comprehensive income attributable to non-controlling interest	6.4	13.9
Comprehensive income attributable to Ciner Resources LP	$5.7	$13.3

Net income per limited partner unit:
Net income per limited partner unit - basic and diluted	$0.34	$0.61

Limited partner units outstanding:
Weighted average limited partner units outstanding - basic and diluted	19.7	19.7
  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019

Cash flows from operating activities:
Net income	$14.2	$25.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	6.5	6.3
Equity-based compensation expenses	0.4	0.4
Other non-cash items	—	(0.1)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	8.8	(22.4)
Accounts receivable, net	(8.6)	(4.5)
Inventory	(5.5)	(2.1)
Other current and non current assets	0.7	0.4
Increase (decrease) in:
Accounts payable	4.4	2.2
Due to affiliates	(0.9)	1.7
Accrued expenses and other liabilities	(3.3)	(1.5)
Net cash provided by operating activities	16.7	5.6
Cash flows from investing activities:
Capital expenditures	(12.9)	(24.7)
Net cash used in investing activities	(12.9)	(24.7)
Cash flows from financing activities:
Borrowings on Ciner Wyoming Credit Facility	76.5	60.0
Borrowings on Ciner Wyoming Equipment Financing Arrangement	30.0	—
Repayments on Ciner Wyoming Credit Facility	(59.5)	(12.0)
Debt issuance costs	(0.2)	—
Common units surrendered for taxes	(0.2)	(0.5)
Distributions to common unitholders	(6.7)	(11.1)
Distributions to general partner	(0.1)	(0.2)
Distributions to non-controlling interest	(7.1)	(9.8)
Net cash provided by financing activities	32.7	26.4
Net increase in cash and cash equivalents	36.5	7.3
Cash and cash equivalents at beginning of period	14.9	10.2
Cash and cash equivalents at end of period	$51.4	$17.5

Supplemental disclosure of cash flow information:
Interest paid during the period	$1.3	$1.2
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$5.6	$8.0
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Net income	12.1	0.2	—	12.3	12.9	25.2
Other comprehensive income/(loss)	—	—	1.0	1.0	1.0	2.0
Equity-based compensation plan activity	(0.3)	—	—	(0.3)	—	(0.3)
Distributions	(11.1)	(0.2)	—	(11.3)	(9.8)	(21.1)
Balance at March 31, 2019	$154.5	$3.9	$(2.8)	$155.6	$110.3	$265.9

Balance at December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Net income	6.6	0.1	—	6.7	7.5	14.2
Other comprehensive loss	—	—	(1.0)	(1.0)	(1.1)	(2.1)
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Distributions	(6.7)	(0.1)	—	(6.8)	(7.1)	(13.9)
Balance at March 31, 2020	$171.4	$4.3	$(4.0)	$171.7	$126.5	$298.2

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three-month periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the United States Securities and Exchange Commission on March 9, 2020. There have been no other material changes in the significant accounting policies followed by us during the three months ended March 31, 2020 from those disclosed in the 2019 Annual Report.
Non-controlling interests

NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. ("NRP"), currently owns a 49.0% membership interest in Ciner Wyoming. NRP’s membership interest in Ciner Wyoming is reflected as the non-controlling interest in the Partnership’s financial results.

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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting and determined that there was no adverse material impact to our results of operations for the first quarter of 2020. While our production is considered “essential”, the COVID-19 outbreak could also disrupt our customers and customer segments, which could have a negative impact on the demand for our products which could materially adversely affect our operations. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be materially and adversely impacted.
Subsequent Events
We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements

Recently Adopted Accounting Guidance

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” (“ASU 2016-13”). This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Partnership adopted ASU 2016-13 effective January 1, 2020 and concluded there was no material impact to the Partnership’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”), which amends Accounting Standards Codification (“ASC”) 350-40 (“ASC 350-40”) to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350 and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. ASU 2018-15 does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. The Partnership adopted ASU 2018-15 effective January 1, 2020 and concluded there was no material impact to the Partnership’s condensed consolidated financial statements.
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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially anti-dilutive units outstanding were immaterial for both the three months ended March 31, 2020 and 2019.
The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2020	2019
Numerator:
Net income attributable to Ciner Resources LP	$6.7	$12.3
Less: General partner’s interest in net income	0.1	0.2
Total limited partners’ interest in net income	$6.6	$12.1

Denominator:
Weighted average limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7
Weighted average limited partner units outstanding (diluted)	19.7	19.7

Net income per limited partner units:
Net income per limited partner unit (basic)	$0.34	$0.61
Net income per limited partner unit (diluted)	$0.34	$0.61

The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Net income attributable to common unitholders:
Distributions(1)	$6.7	$6.7
(Distributions in excess)/Undistributed earnings of net income	(0.1)	5.4
Common unitholders’ interest in net income	$6.6	$12.1

(1) Distributions declared per limited partner unit for the period	$0.340	$0.340
Quarterly Distribution Declared
On April 28, 2020, the Partnership declared its first quarter 2020 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on May 22, 2020 to unitholders of record on May 8, 2020.
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
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution, including for the declared quarterly distributions of $0.340 per unit for the first quarter of 2020. Under our partnership agreement, our general partner has considerable discretion to determine the amount of available cash (as defined therein) for distribution each quarter to the Partnership’s unitholders, including the discretion to establish cash reserves that would limit the amount of available cash eligible for distribution to the Partnership’s unitholders for any quarter. The Partnership does not guarantee that it will pay the target amount of the minimum quarterly distribution listed below (or any distributions) on its units in any quarter. The percentage interests set forth below for our general partner (1) include its 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs and (4) assume that we do not issue additional classes of equity securities.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2020	December 31, 2019
Raw materials	$11.1	$8.7
Finished goods	8.6	6.9
Stores inventory	11.3	8.6
Total	$31.0	$24.2
4. DEBT

Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	March 31, 2020	December 31, 2019
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.31% and 3.27% at March 31, 2020 and December 31, 2019, respectively	$146.5	$129.5
Ciner Wyoming Equipment Financing Arrangement, principal and interest due in monthly installments beginning in April 2020 through March 2028, fixed rate interest at 2.479% per annum	29.8	—
Total debt	176.3	129.5
Current portion of long-term debt	2.9	—
Total long-term debt	$173.4	$129.5

Aggregate maturities required on long-term debt at March 31, 2020 are due in future years as follows:

(In millions)	Amount
2020	$2.2
2021	3.0
2022	149.6
2023	3.2
2024	3.3
Thereafter	15.2
Total	$176.5

Ciner Wyoming Equipment Financing Arrangement
On March 26, 2020, Ciner Wyoming and Banc of America Leasing & Capital, LLC, as lender (the “Lender”), entered into an equipment financing arrangement (the “Ciner Wyoming Equipment Financing Arrangement”) including a Master Loan and Security Agreement, dated as of March 25, 2020 (the “Master Agreement”) and an Equipment Security Note Number 001, dated as of March 25, 2020 (the “Initial Secured Note”), which provides the terms and conditions for the debt financing of certain equipment related to Ciner Wyoming’s new natural gas-fired turbine co-generation facility that became operational in March 2020.  Each equipment financing under the Ciner Wyoming Equipment Financing Arrangement will be evidenced by the execution of one or more equipment notes (including the Initial Secured Note) that incorporate the terms and conditions of the Master Agreement (each, an “Equipment Note”). In order to secure the payment and performance of Ciner Wyoming’s obligations under the Ciner Wyoming Equipment Financing Arrangement and other debt obligations owed by Ciner Wyoming to Lender, Ciner Wyoming granted to the Lender a continuing security interest in all of Ciner Wyoming’s right, title and interest in and to the Equipment (as defined in the Master Agreement) and certain related collateral.
The Ciner Wyoming Equipment Financing Arrangement (1) incorporates all covenants of Ciner Wyoming that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, now or hereafter existing, in the Ciner Wyoming Credit Facility (as defined herein), or in any applicable replacement credit facility accepted in writing by Lender and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii) certain mergers or changes in control of Ciner Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any Equipment Note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any Equipment Note, and to charge Ciner Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Ciner Wyoming Equipment Financing Arrangement.
Among other things, the Initial Secured Note:

•	has a principal amount of $30,000,000;

•	has a maturity date of March 26, 2028;

•
shall be payable by Ciner Wyoming to Lender in 96 consecutive monthly installments of principal and interest commencing on April 26, 2020 and continuing thereafter until the maturity date of the Initial Secured Note, which shall be in the amount of approximately $307,000 for the first 95 monthly installments and approximately $4,307,000 for the final monthly installment; and

•
entitles Ciner Wyoming to prepay all (but not less than all) of the outstanding principal balance of the Initial Secured Note (together with all accrued interest and other charges and amounts owed thereunder) at any time after one (1) year from the date of the Initial Secured Note, subject to Ciner Wyoming paying to Lender an additional prepayment amount determined by the amount of principal balance prepaid and the date such prepayment is made.

Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement at March 31, 2020 was $30.0 million ($29.8 million net of financing costs). During three months ended March 31, 2020, Ciner Wyoming recorded $0.2 million of debt issuance costs in association with the Ciner Wyoming Equipment Financing Arrangement.
At March 31, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement.
Ciner Wyoming Credit Facility

On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (as amended, the “Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association (“PNC Bank”), as administrative agent, swing line lender and a Letter of Credit (“L/C”) issuer. On February 28, 2020, the Ciner Wyoming Credit Facility was amended to, among other things, increase flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility, including, among other things (i) increasing the basket for purchase money indebtedness permitted from $5.0 million to $30.0 million; (ii) adding procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.

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

Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•the Eurodollar Rate plus an applicable margin; provided, that with respect to an applicable loan, if the Eurodollar Rate cannot be determined by the administrative agent or if the administrative agent or certain lenders determined that the Eurodollar Rate does not adequately and fairly reflect the cost to such lenders of funding an applicable loan, the administrative agent in consultation with Ciner Wyoming, may establish an alternative interest rate for the applicable loan.

The unused portion of the Ciner Wyoming Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% per annum based on Ciner Wyoming’s then current consolidated leverage ratio.

At March 31, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
Ciner Resources Credit Facility

On August 1, 2017, the Partnership entered into a Credit Agreement (as amended, the “Ciner Resources Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, as administrative agent, swing line lender and an L/C issuer. On February 28, 2020, the Ciner Resources Credit Facility was amended to, among other things, increase flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility, including, among other things (i) increasing the basket for purchase money indebtedness permitted under the Ciner Resources Credit Facility from $5.0 million to $30.0 million; (ii) adding procedures under the Ciner Resources Credit Facility for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.
The Ciner Resources Credit Facility is a $10.0 million senior secured revolving credit facility with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Resources Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Resources Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. The Partnership’s obligations under the Ciner Resources Credit Facility are guaranteed by each of the Partnership’s material domestic subsidiaries other than Ciner Wyoming. In addition, the Partnership’s obligations under the Ciner Resources Credit Facility are secured by a pledge of substantially all of the Partnership’s assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by the Partnership.
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

Loans under the Ciner Resources Credit Facility bear interest at our option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•Eurodollar Rate plus an applicable margin; provided, that with respect to an applicable loan, if the Eurodollar Rate cannot be determined by the administrative agent or if the administrative agent or certain lenders determined that the Eurodollar Rate does not adequately and fairly reflect the cost to such lenders of funding an applicable loan, the administrative agent in consultation with Ciner Resources, may establish an alternative interest rate for the applicable loan.

The unused portion of the Ciner Resources Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% based on our then current consolidated leverage ratio.

At March 31, 2020, the Partnership was in compliance with all financial covenants of the Ciner Resources Credit Facility.

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

Even though neither the Partnership nor Ciner Wyoming is a party or a guarantor under the Facilities Agreement, while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent transactions with our affiliates that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement; and (iii) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement.  In addition, while the general partner’s interest is not subject to a lien under the Facilities Agreement, Ciner Enterprises’ ownership in Ciner Holdings, which directly owns the general partner, is subject to a lien under the Facilities Agreement, which enables the lenders under the Facilities Agreement to foreclose on such collateral and take control of the general partner if any of WE Soda or KEW Soda or certain of their related parties, or Ciner Enterprises, Ciner Corp or Ciner Holdings is unable to satisfy its respective obligations under the Facilities Agreement. As of March 31, 2020, WE Soda was in compliance with the covenants under the Facilities Agreement. However given the uncertainty surrounding the negative financial impact of COVID-19 on the economy, WE Soda management anticipates that, in the absence of a waiver, there are scenarios whereby WE Soda may not be in compliance with certain covenants within the next 12 months and there is no assurance that such waiver may be obtained, if required.

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2020	December 31, 2019
Reclamation reserve	$5.8	$5.7
Derivative instruments and hedges, fair value liabilities	4.5	2.9
Total	$10.3	$8.6
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2020	December 31, 2019
Beginning reclamation reserve balance	$5.7	$5.4
Accretion expense	0.1	0.3
Ending reclamation reserve balance	$5.8	$5.7

6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plans had a net unfunded liability balance of $53.3 million and $54.8 million at

March 31, 2020 and December 31, 2019, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for the three months ended March 31, 2020 and 2019 were a benefit of $(0.4) million and expense of $0.2 million, respectively.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended March 31, 2020 and 2019 were $1.6 million and $1.4 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $13.4 million and $13.8 million at March 31, 2020 and December 31, 2019, respectively.
The Partnership’s allocated portion of postretirement costs (benefit) for the three months ended March 31, 2020 and 2019 were $0.2 million and $(0.6) million, respectively. The prior period benefit was the result of previous plan changes that have fully amortized.

7. EQUITY - BASED COMPENSATION
In July 2013, our general partner established the Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date, the “Plan” or “LTIP”). The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights (“DERs”), cash awards and other unit-based awards. The key terms of our time restricted unit awards (“Time Restricted Unit Awards”), total return restricted performance unit awards (“TR Performance Unit Awards”) and performance based unit awards based on the achievement of certain financial, operating and safety-related performance metrics (“2019 Performance Unit Awards”), including all financial disclosures, are set forth in Part II, Item 8. “Financial Statements and Supplementary Data” of our 2019 Annual Report.
All non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of March 31, 2020, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2020 or 2019.
Time Restricted Unit Awards
We grant restricted unit awards in the form of common units to certain employees that vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards, and are accounted for at fair value at grant date.

The following table presents a summary of activity on the Time Restricted Unit Awards:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	55,454	$20.33	71,436	$27.56
Granted	—	—	—	—
Vested	(27,810)	22.94	(32,087)	27.85
Forfeited	—	—	—	—
Unvested at the end of the period	27,644	$17.71	39,349	$27.33

(1) Determined by dividing the aggregate grant date fair value of awards by the number of common units.
Total Return Performance Unit Awards
Historically, we have granted TR Performance Unit Awards to certain employees. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Performance Unit Award agreement, and also include DERs representing the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return (“TR”), relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our total return performance relative to the peer group. For purposes of the table below the number of units are included at target quantity.
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards granted to employees, adjusted for market conditions. This type of award requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	20,173	$41.79	52,974	$42.22
Granted	—	—	—	—
Vested	(9,058)	42.21	(4,766)	43.93
Forfeited	—	—	—	—
Unvested at the end of the period	11,115	$41.59	48,208	$42.05

(1)Determined by dividing the aggregate grant date fair value of awards by the number of common units.

2019 Performance Unit Awards
On September 23, 2019, the board of directors of our general partner approved a new form of performance unit award agreement (“2019 Performance Unit Award Agreement”) that will be used to grant 2019 Performance Unit Awards that are based upon the achievement of certain financial, operating and safety-related performance metrics pursuant to our LTIP, and approved grants of 2019 Performance Unit Awards to certain of our executives. In addition to being subject to all the general terms and conditions of our LTIP, the vesting of the 2019 Performance Unit Awards is linked to a weighted average consisting of internal performance metrics (as each is defined in the corresponding 2019 Performance Unit Award Agreement, and collectively referred to herein as the “Performance Metrics”) during a three-year performance period (the “Measurement Period”). The vesting of the 2019 Performance Unit Awards, and number of common units of the Partnership distributable pursuant to such vesting, is dependent on our performance relative to a pre-established budget over the Measurement Period (provided that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the Measurement Period, except in certain cases of Changes in Control (as defined in our LTIP) or the awardee’s death or disability).

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

The following table presents a summary of activity on the 2019 Performance Unit Awards for the period:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	35,908	$16.45	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at the end of the period	35,908	$16.45	—	$—

(1)Determined by dividing the weighted average price per common unit on the date of grant.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and all performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.5	1.76	$1.0	1.39
TR Performance Unit Awards	0.1	0.84	1.0	1.57
2019 Performance Unit Awards	0.3	1.84	—	—
Total	$0.9		$2.0

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2019	$(3.0)
Other comprehensive loss before reclassification	(1.4)
Amounts reclassified from accumulated other comprehensive loss	0.4
Net current period other comprehensive loss	(1.0)
Balance at March 31, 2020	$(4.0)

Other Comprehensive Loss
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2020	2019
Unrealized loss (gain) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(1.0)	$(0.2)
Mark to market adjustment on natural gas forward contracts	(1.1)	2.2
(Loss) gain on derivative financial instruments	$(2.1)	$2.0

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income

(In millions)	2020	2019
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$—	$(0.1)	Interest expense
Natural gas forward contracts	0.4	(0.4)	Cost of products sold
Total reclassifications for the period	$0.4	$(0.5)

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
Off-Balance Sheet Arrangements
We have a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we currently commit to pay directly for reclamation costs. The amount of the bond was $36.2 million at both March 31, 2020 and December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020 but we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.

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

ANSAC was our largest customer for the periods ended March 31, 2020 and 2019, accounting for 47.2% and 59.4%, respectively, of our net sales. Although ANSAC has been our largest customer for the periods ended March 31, 2020 and 2019, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. After the ANSAC termination date, we expect Ciner Corp will begin marketing soda ash directly on our behalf into international markets that are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.  Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers. In addition, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Enterprises and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.  The development costs of export capabilities are currently being paid by Ciner Enterprises, who is evaluating how these costs might be allocated to the Partnership, which could include ownership by us and repayment for the development costs and related assets or a service agreement model for logistics services which includes reimbursements for development costs. Since a decision to allocate costs to the Partnership has not been made yet and the Partnership is not currently using any Ciner Enterprises export services, none of these development costs have been recorded by the Partnership through March 31, 2020.
All actual sales and marketing costs incurred by Ciner Corp are charged directly to the Partnership. Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015, the Partnership entered into a Services Agreement (the “Services Agreement”) with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the limited liability company agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming. These transactions do not necessarily represent arm's length transactions and may not represent all costs if Ciner Wyoming operated on a standalone basis.

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Ciner Corp	$3.5	$4.6
ANSAC (1)	0.6	0.9
Total selling, general and administrative expenses - affiliates	$4.1	$5.5

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
ANSAC	$54.0	$77.5
Total	$54.0	$77.5

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$49.0	$53.8	$0.6	$1.6
CIDT (1)	—	5.5	—	—
Ciner Corp	37.2	35.7	1.4	1.4
Total	$86.2	$95.0	$2.0	$3.0

(1) “CIDT” refers to Ciner Ic ve Dis Ticaret Anonim Sirketi, an export affiliate of the Partnership.

11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location in the Green River Basin of Wyoming, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2020	2019
Domestic	$55.2	$52.9
International
ANSAC	54.0	77.5
Other	5.2	—
Total international	59.2	77.5
Total net sales	$114.4	$130.4

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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at March 31, 2020 and December 31, 2019. The swaps have various maturities through 2023.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $30.4 million and $31.2 million at March 31, 2020 and December 31, 2019, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations on our unaudited condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019:

		Assets			Liabilities
		March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$—	$—	Accrued Expenses	$0.1	$0.9
Natural gas forward contracts - current	Other current assets	0.1	0.1	Accrued Expenses	3.7	2.4
Natural gas forward contracts - non-current	Other non-current assets	0.2	0.2	Other non-current liabilities	2.7	2.9
Interest rate swap contracts - non-current		—	—	Other non-current liabilities	1.8	—
Total fair value of derivatives designated as hedging instruments		$0.3	$0.3		$8.3	$6.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Quarterly Distributions
Effective as of May 8, 2020, the members of the Board of Managers of Ciner Wyoming LLC, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $14.5 million. This distribution is payable on May 21, 2020.
On April 28, 2020, the Partnership declared a cash distribution approved by the board of directors of our general partner. The cash distribution for the first quarter of 2020 of $0.340 per unit will be paid on May 22, 2020 to unitholders of record on May 8, 2020.

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
Cautionary Statements Regarding Forward-Looking Statements
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute “forward-looking statements” within the meaning of the United States securities laws. Forward-looking statements include the information concerning our possible or assumed future results of operations, reserve estimates, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “may,” “will,” “could”, “should” or the negative of these terms or similar expressions. Examples of forward-looking statements include, but are not limited to, statements concerning cash available for distribution and future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. We have based our forward-looking statements on management’s beliefs and assumptions and on information currently available to us.

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
•the impact of the recent COVID-19 pandemic, including the impact of government orders on our employees, suppliers, customers and operations;

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
These factors should not be construed as exhaustive and we urge you to carefully consider the risks described in this Report, our most recent Annual Report on Form 10-K, and subsequent reports filed with the United States Securities and Exchange Commission (the “SEC”). You may obtain these reports from the SEC’s website at www.sec.gov. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements. Unless required by law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
References
References in this Report to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary, Ciner Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Ciner Wyoming.” References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is currently sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”), which is an affiliate for export sales.
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
Recent Developments
COVID-19

Public health epidemics, pandemics or outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported throughout the world, including the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.

We are closely monitoring the impact of the outbreak of COVID-19 on all aspects of our business, including how it will impact our customers, employees, supply chain, distribution network and cash flows. As we anticipated a ramp up in the spread of COVID-19, we took strong proactive steps to keep the safety of our team and family as the priority.  We designed and published a comprehensive plan to help prevent the spread of the virus in our work locations.  This plan includes multiple layers of protection for our employees including social distancing, working from home for all employees who can, splitting shifts, increased sanitation, restricted contractor and visitor access, temperature checks on all contractors and third-party vendors, travel restrictions, and daily communication with our teams.  We have conducted proactive quarantining and contact tracing from the early days of this event and require self-reporting of any illness.   We have also prepared strong contingency plans for all our operations with specific actions based on absentee rates.  While these were not necessary to implement, they are continuously refined in case needed. We have started to anticipate a re-opening of society when the virus plateaus and diminishes and we have completed re-entry plans to implement as they become appropriate.   We are using data to guide our actions rather than firm dates, and our teams are kept up to date on these plans.  Our focus prior to and during this pandemic has been the safety of our teams and this will continue to be our priority as we scale our operations back to normal as the data guides us to do so. We continue to actively monitor and adhere to applicable governmental actions to better ensure the safety of our employees.

We started to see the impact of COVID-19 on our operations towards the end of the first quarter in the form of slowing global demand and downward pricing pressure, and while we believe it did not have a material adverse effect on our first quarter results it will have a negative impact on subsequent quarters. In April 2020 we experienced an approximately 20% greater than normal decline in production as we utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands and may see similar declines in the near term. At this time, we are unable to predict the ultimate impact that COVID-19 may have on our business, future results of operations, financial position, cash flows or ability to make distributions to unitholders. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. We are actively managing the business to maintain cash flow and we believe we have enough liquidity to meet our anticipated liquidity requirements. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material.

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
ANSAC was our largest customer for the periods ended March 31, 2020 and 2019, accounting for 47.2% and 59.4%, respectively, of our net sales. Although ANSAC has been our largest customer for the periods ended March 31, 2020 and 2019, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. After the ANSAC termination date, we expect Ciner Corp will begin marketing soda ash directly on our behalf into international markets that are currently being served by ANSAC and intends to utilize the distribution network that has already been established by the global Ciner Group. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.  Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers. In addition, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Enterprises and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.  The development costs of export capabilities are currently being paid by Ciner Enterprises, who is evaluating how these costs might be allocated to the Partnership, which could include ownership by us and repayment for the development costs and related assets or a service agreement model for logistics services which includes reimbursements for development costs. Since a decision to allocate costs to the Partnership has not been made yet and the Partnership is not currently using any Ciner Enterprises export services, none of these development costs have been recorded by the Partnership through March 31, 2020.
Quarterly Distribution
On April 28, 2020, the Partnership declared its first quarter 2020 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on May 22, 2020 to unitholders of record on May 8, 2020.
Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices we and other producers charge for our products.
Historically, long term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long term soda ash demand in international markets has grown in conjunction with GDP. We expected that over the long term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near term we expect that COVID-19 will have a material impact across a variety of our customers and customer segments which will have a negative impact on demand for our products. In April 2020 we experienced an approximately 20% greater than normal decline in production as we utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands and may see similar declines in the near term. The extent and duration to which COVID-19 will impact demand is highly uncertain and cannot be predicted with confidence at this time.

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
Post-ANSAC International Export Capabilities
On November 9, 2018, Ciner Corp delivered a notice to terminate its membership in ANSAC, effective as of the ANSAC termination date. ANSAC is a cooperative that serves as the primary international distribution channel for us as well as two other U.S. manufacturers of trona-based soda ash. Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally. After the ANSAC termination date, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by Ciner Enterprises and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.  The development costs of export capabilities are currently being paid by Ciner Enterprises, who is evaluating how these costs might be allocated to the Partnership, which could include ownership by us and repayment for the development costs and related assets or a service agreement model for logistics services which includes reimbursements for development costs. Since a decision to allocate costs to the Partnership has not been made yet and the Partnership is not currently using any Ciner Enterprises export services, none of these development costs have been recorded by the Partnership through March 31, 2020.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 and the first quarter of 2020, we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility began operating in March 2020 and will provide us with an improvement of up to approximately $3 million per year in energy costs once fully operational, improving to up to approximately $4 million per year once the Green River Expansion Project is online.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.53: 1.0 and 1.52: 1.0 for the three months ended March 31, 2020 and 2019, respectively.
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
All of our soda ash is shipped by rail or truck from our Green River Basin operations. Union Pacific Railroad Corporation (“Union Pacific”) is our largest provider of domestic rail freight services. Our plant receives rail service exclusively from Union Pacific and shipments by rail accounted for 88.7% and 90.5% of our total freight costs during the three months ended March 31, 2020 and 2019, respectively. The increase in the percentage of freight that is related to Union Pacific is due primarily to our increased usage of Union Pacific to accommodate changes in sales mix between domestic and international and their respective delivery locations. Our agreement with Union Pacific expires on December 31, 2021. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For each of the three months ended March 31, 2020 and 2019, we did not make any shortfall payments and do not expect to make any payments in the future.
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
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various benefit plans offered and administered by Ciner Corp.
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.30 and $4.22 per MMBtu. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three months ended March 31, 2020 and 2019 were $1.59 and $2.83 per MMBtu, respectively. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 and the first quarter of 2020, we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility began operating in March 2020 and will provide us with an improvement of up to approximately $3 million per year in energy costs once fully operational, improving to up to approximately $4 million per year once the Green River Expansion Project is online.
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
Ciner Group also owns and operates port facilities in Turkey, and, since 2017, one of its other North American subsidiaries has an arrangement to exclusively import soda ash into a port on the east coast of the U.S. Ciner Corp, which is the exclusive sales agent for the Partnership, will serve as the exclusive sales agent of that material and receive a commission on those sales. We believe by having access to that material, Ciner Corp will be able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and over time lower our overall costs to serve and which are subsequently charged to the Partnership.

First Quarter 2020 Financial Highlights:

•	Net sales of $114.4 million decreased 12.3% from the prior-year first quarter.

•	Soda ash volume produced increased 0.2% from the prior-year first quarter, but soda ash volume sold decreased 2.0% from the prior-year first quarter.

•	Net income of $14.2 million decreased $11.0 million from the prior-year first quarter.

•	Adjusted EBITDA of $22.4 million decreased 32.5% from the prior-year first quarter.

•	Earnings per unit of $0.34 for the quarter decreased 44.3% over the prior-year first quarter of $0.61.

•	Net cash provided by operating activities of $16.7 million increased 198.2% over prior-year first quarter.

•	Distributable cash flow of $9.0 million decreased 42.3% compared to the prior-year first quarter.

•	The distribution coverage ratio was 1.32 and 2.29 for the three months ended March 31, 2020 and 2019, respectively.

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
The following table sets forth our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In millions, except for operating and other data section)	2020	2019
Net sales:
Sales—affiliates	$54.0	$77.5
Sales—others	60.4	52.9
Net sales	$114.4	$130.4
Operating costs and expenses:
Cost of products sold	86.6	90.2
Depreciation, depletion and amortization expense	6.5	6.3
Selling, general and administrative expenses—affiliates	4.1	5.5
Selling, general and administrative expenses—others	1.7	1.9
Total operating costs and expenses	98.9	103.9
Operating income	15.5	26.5
Interest income	—	0.1
Interest expense	(1.3)	(1.4)
Total other expense, net	(1.3)	(1.3)
Net income	14.2	25.2
Net income attributable to non-controlling interest	7.5	12.9
Net income attributable to Ciner Resources LP	$6.7	$12.3

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,042.7	1,033.3
Ore to ash ratio(1)	1.53: 1.0	1.52: 1.0
Ore grade(2)	86.7%	86.8%
Soda ash volume produced (thousands of short tons)	680.2	678.8
Soda ash volume sold (thousands of short tons)	663.7	677.1
Adjusted EBITDA(3)	$22.4	$33.2

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.

(3)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended March 31,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2020	2019

Net sales:
Domestic	$55.2	$52.9	4.3%
International	59.2	77.5	(23.6)%
Total net sales	$114.4	$130.4	(12.3)%
Sales volumes (thousands of short tons):
Domestic	237.4	224.4	5.8%
International	426.3	452.7	(5.8)%
Total soda ash volume sold	663.7	677.1	(2.0)%
Average sales price (per short ton) (1)
Domestic	$232.52	$235.74	(1.4)%
International	$138.87	$171.20	(18.9)%
Average	$172.37	$192.59	(10.5)%
Percent of net sales:
Domestic net sales	48.3%	40.6%	19.0%
International net sales	51.7%	59.4%	(13.0)%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	35.8%	33.1%	8.2%
International volume	64.2%	66.9%	(4.0)%
Total percent of volume sold	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
Consolidated Results
Net sales. Net sales decreased by 12.3% to $114.4 million for the three months ended March 31, 2020 from $130.4 million for the three months ended March 31, 2019, primarily driven by a decrease in soda ash volumes sold of 2.0% due to lower international demand for three months ended March 31, 2020, as compared to the three months ended March 31, 2019. Also contributing to the decrease in net sales was a decline in international pricing for three months ended March 31, 2020 continuing the trend that began in the fourth quarter of 2019.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 3.5% to $93.1 million for the three months ended March 31, 2020 from $96.5 million for the three months ended March 31, 2019, primarily due to lower variable costs for the quarter as a result of decreased overall sales volumes over the same period.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 21.6% to $5.8 million for the three months ended March 31, 2020, compared to $7.4 million for the three months ended March 31, 2019. The decrease was driven primarily by decreased employee benefit expenses, as well as lower professional fees and contracted services incurred over the same period. In addition, the three months ended March 31, 2019 included approximately $0.3 million of non-recurring expenses associated with supporting start-up costs related to our Turkish affiliates importation of soda ash into the eastern seaboard.
Operating income. As a result of the foregoing, operating income decreased by 41.5% to $15.5 million for the three months ended March 31, 2020 from $26.5 million for the three months ended March 31, 2019.
Net income. As a result of the foregoing, net income decreased by 43.7% to $14.2 million for the three months ended March 31, 2020, from $25.2 million for the three months ended March 31, 2019.

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
Our sources of liquidity include:

•	cash generated from our operations of which we had cash on hand of $51.4 million at March 31, 2020;

•
Approximately $78.5 million ($225.0 million, less $146.5 million outstanding), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined herein) as of March 31, 2020 (during the three months ended March 31, 2020, we made repayments on the Ciner Wyoming Credit Facility of $59.5 million, offset by borrowings of $76.5 million; and

•	$10.0 million is available for borrowing under the Ciner Resources Credit Facility (as defined herein) as of March 31, 2020.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement (as defined herein). We are increasing maintenance and expansion capital expenditures at our Wyoming facility to both adequately maintain the physical assets and to increase our operating income and operational capacity at the Wyoming facility. The amount, timing and classification of any such capital expenditures could affect the amount of cash that is available to be distributed to our unitholders. In addition, we are subject to business and operational risks that could adversely affect our cash flow, access to borrowings under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility, and ability to make monthly installment payments under the Ciner Wyoming Equipment Financing Arrangement. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
We intend to pay a quarterly distribution to unitholders of record, to the extent we have sufficient cash from our operations after establishment of cash reserves, funding of any acquisitions and expansion capital expenditures and payment of fees and expenses, including payments to our general partner and its affiliates. While we are actively managing the business to maintain cash flow, we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our ability to make distributions to unitholders. See Part I, Item 2, Overview, “Recent Developments”, for more information.
During the three months ended March 31, 2020 we made net borrowings of $17.0 million under the Ciner Wyoming Credit Facility and on March 26, 2020 we borrowed $30.0 million under the Wyoming Equipment Financing Arrangement to continue with our growth strategies but also provide additional financial flexibility in the upcoming quarters in light of the current uncertainty in the financial markets caused by COVID-19.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2020, we had a working capital balance of $156.2 million as compared to a working capital balance of $116.0 million as of December 31, 2019. The primary driver for the increase in our working capital balance was an increase in cash and cash equivalents primarily related to borrowings under the Ciner Wyoming Credit Facility and Ciner Wyoming Equipment Financing Arrangement during the three months ended March 31, 2020.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality

We have a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we currently commit to pay directly for reclamation costs. The amount of the bond was $36.2 million at both March 31, 2020 and December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020 but we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.  For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020.

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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended March 31,
(In millions)	2020	2019
Capital Expenditures:
Maintenance	$6.5	$1.0
Expansion	5.1	17.6
Total	$11.6	$18.6
During the three months ended March 31, 2020, we continued the increase of maintenance capital expenditures that began in the second half of 2019 at our Wyoming facility to both adequately maintain the facility’s physical assets and to improve its operational reliability. The decrease expansion capital expenditures during the three months ended March 31, 2020 were because of the completion our new co-generation facility, which began operating in March 2020, that was in phase one of construction during the three months ended March 31, 2019.
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

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$16.7	$5.6	198.2%
Investing activities	$(12.9)	$(24.7)	(47.8)%
Financing activities	$32.7	$26.4	23.9%
Operating Activities
Our operating activities during the three months ended March 31, 2020 provided cash of $16.7 million, an increase of 198.2% from the $5.6 million cash provided during the three months ended March 31, 2019, primarily as a result of the following:

•
$4.4 million of working capital used in operating activities during the three months ended March 31, 2020, compared to $26.2 million of working capital used in operating activities during the three months ended March 31, 2019. The $21.8 million decrease in working capital used in operating activities was primarily due to the $8.8 million decrease in due from affiliates for the three months ended March 31, 2020 compared to a $22.4 million increase for the three months ended March 31, 2019 primarily related to the timing of collections and lower sales to ANSAC; and

•	a decrease of 43.7% in net income of $11.0 million during the three months ended March 31, 2020, compared to $25.2 million for the prior-year period.
Investing Activities
We used cash flows of $12.9 million in investing activities during the three months ended March 31, 2020, compared to $24.7 million during the three months ended March 31, 2019, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash provided by financing activities of $32.7 million during the three months ended March 31, 2020 increased by 23.9% over the prior-year cash provided by financing activities, largely due to distributions paid during the three months ended March 31, 2020 of $13.9 million being down $7.2 million or 34.1% compared to the three months ended March 31, 2019.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	March 31, 2020
Short-term borrowings from banks:
Outstanding amount at period end	$146.5
Weighted average interest rate at period end(1)	2.97%
Average daily amount outstanding for the period	$131.7
Weighted average daily interest rate for the period(1)	3.50%
Maximum month-end amount outstanding during the period	$146.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2020, the interest rate swap contracts had an aggregate notional value of $50.0 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for table disclosure of our long-term debt outstanding as of March 31, 2020 and December 31, 2019.
Ciner Wyoming Equipment Financing Arrangement
On March 26, 2020, Ciner Wyoming and the consolidated subsidiary of Ciner Resources LP, and Banc of America Leasing & Capital, LLC, as lender (the “Lender”), entered into an equipment financing arrangement (the “Ciner Wyoming Equipment Financing Arrangement”) including a Master Loan and Security Agreement, dated as of March 25, 2020 (the “Master Agreement”) and an Equipment Security Note Number 001, dated as of March 25, 2020 (the “Initial Secured Note”), which provides the terms and conditions for the debt financing of certain equipment related to Ciner Wyoming’s new natural gas-fired turbine co-generation facility that became operational in March 2020.  Each equipment financing under the Ciner Wyoming Equipment Financing Arrangement will be evidenced by the execution of one or more equipment notes (including the Initial Secured Note) that incorporate the terms and conditions of the Master Agreement (each, an “Equipment Note”). In order to secure the payment and performance of Ciner Wyoming’s obligations under the Ciner Wyoming Equipment Financing Arrangement and other debt obligations owed by Ciner Wyoming to Lender, Ciner Wyoming granted to the Lender a continuing security interest in all of Ciner Wyoming’s right, title and interest in and to the Equipment (as defined in the Master Agreement) and certain related collateral.
The Ciner Wyoming Equipment Financing Arrangement (1) incorporates all covenants of Ciner Wyoming that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, now or hereafter existing, in the Ciner Wyoming Credit Facility, or in any applicable replacement credit facility accepted in writing by Lender and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii) certain mergers or changes in control of Ciner Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any Equipment Note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any Equipment Note, and to charge Ciner Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Ciner Wyoming Equipment Financing Arrangement.
Among other things, the Initial Secured Note:

•	has a principal amount of $30,000,000;

•	bears interest at a fixed rate of 2.4790% per annum until the principal amount of the Initial Secured Note is paid in full;

•	has a maturity date of March 26, 2028;

•
shall be payable by Ciner Wyoming to Lender in 96 consecutive monthly installments of principal and interest commencing on April 26, 2020 and continuing thereafter until the maturity date of the Initial Secured Note, which shall be in the amount of approximately $307,000 for the first 95 monthly installments and approximately $4,307,000 for the final monthly installment; and

•
entitles Ciner Wyoming to prepay all (but not less than all) of the outstanding principal balance of the Initial Secured Note (together with all accrued interest and other charges and amounts owed thereunder) at any time after one (1) year from the date of the Initial Secured Note, subject to Ciner Wyoming paying to Lender an additional prepayment amount determined by the amount of principal balance prepaid and the date such prepayment is made.

Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement at March 31, 2020 was $30.0 million ($29.8 million net of financing costs). During three months ended March 31, 2020, Ciner Wyoming recorded of debt issuance costs in association with the Ciner Wyoming Equipment Financing Arrangement.
At March 31, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement.

Ciner Wyoming Credit Facility

On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (as amended, the “Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association (“PNC Bank”), as administrative agent, swing line lender and a Letter of Credit (“L/C”) issuer. On February 28, 2020, the Ciner Wyoming Credit Facility was amended to, among other things, increase flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility, including, among other things (i) increasing the basket for purchase money indebtedness permitted from $5.0 million to $30.0 million; (ii) adding procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.

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

Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•the Eurodollar Rate plus an applicable margin; provided, that with respect to an applicable loan, if the Eurodollar Rate cannot be determined by the administrative agent or if the administrative agent or certain lenders determined that the

Eurodollar Rate does not adequately and fairly reflect the cost to such lenders of funding an applicable loan, the administrative agent in consultation with Ciner Wyoming, may establish an alternative interest rate for the applicable loan.

The unused portion of the Ciner Wyoming Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% per annum based on Ciner Wyoming’s then current consolidated leverage ratio.

At March 31, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
Ciner Resources Credit Facility

On August 1, 2017, the Partnership entered into a Credit Agreement (as amended, the “Ciner Resources Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, as administrative agent, swing line lender and an L/C issuer. On February 28, 2020, the Ciner Resources Credit Facility was amended to, among other things, increase flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility, including, among other things (i) increasing the basket for purchase money indebtedness permitted under the Ciner Resources Credit Facility from $5.0 million to $30.0 million; (ii) adding procedures under the Ciner Resources Credit Facility for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.
The Ciner Resources Credit Facility is a $10.0 million senior secured revolving credit facility with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Resources Credit Facility provides for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Resources Credit Facility includes a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. The Partnership’s obligations under the Ciner Resources Credit Facility are guaranteed by each of the Partnership’s material domestic subsidiaries other than Ciner Wyoming. In addition, the Partnership’s obligations under the Ciner Resources Credit Facility are secured by a pledge of substantially all of the Partnership’s assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by the Partnership.
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

Loans under the Ciner Resources Credit Facility bear interest at our option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•Eurodollar Rate plus an applicable margin; provided, that with respect to an applicable loan, if the Eurodollar Rate cannot be determined by the administrative agent or if the administrative agent or certain lenders determined that the Eurodollar Rate does not adequately and fairly reflect the cost to such lenders of funding an applicable loan, the administrative agent in consultation with Ciner Resources, may establish an alternative interest rate for the applicable loan.

The unused portion of the Ciner Resources Credit Facility is subject to an unused line fee ranging from 0.225% to 0.300% based on our then current consolidated leverage ratio.

At March 31, 2020, the Partnership was in compliance with all financial covenants of the Ciner Resources Credit Facility.

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

Even though neither the Partnership nor Ciner Wyoming is a party or a guarantor under the Facilities Agreement, while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent transactions with our affiliates that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement; and (iii) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement.  In addition, while the general partner’s interest is not subject to a lien under the Facilities Agreement, Ciner Enterprises’ ownership in Ciner Holdings, which directly owns the general partner, is subject to a lien under the Facilities Agreement, which enables the lenders under the Facilities Agreement to foreclose on such collateral and take control of the general partner if any of WE Soda or KEW Soda or certain of their related parties, or Ciner Enterprises, Ciner Corp or Ciner Holdings is unable to satisfy its respective obligations under the Facilities Agreement. As of March 31, 2020, WE Soda was in compliance with the covenants under the Facilities Agreement. However given the uncertainty surrounding the negative financial impact of COVID-19 on the economy, WE Soda management anticipates that, in the absence of a waiver, there are scenarios whereby WE Soda may not be in compliance with certain covenants within the next 12 months and there is no assurance that such waiver may be obtained, if required.

Contractual Obligations

During the three months ended March 31, 2020, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020 (the “2019 Annual Report”) other than as described below.

•	As discussed above, on March 26, 2020, we entered into the Ciner Wyoming Equipment Financing Arrangement;

•
At March 31, 2020, borrowings under the Ciner Wyoming Credit Facility increased by $17.0 million from December 31, 2019. The increase in borrowings was partially offset by a decrease in the interest rate on the Ciner Wyoming Credit Facility.

As a result of the above, our long-term debt and related interest obligations outstanding increased by $48.3 million.

Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
There have been no other material changes in critical accounting policies followed by us during the three months ended March 31, 2020 from those disclosed in the 2019 Annual Report.
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
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). We also present the non-GAAP financial measures of:
•Adjusted EBITDA;
•distributable cash flow; and
•distribution coverage ratio.
We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization, equity-based compensation expense and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as Adjusted EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes, each as attributable to Ciner Resources LP. The Partnership may fund expansion-related capital expenditures with borrowings under existing credit facilities such that expansion-related capital expenditures will have no impact on cash on hand or the calculation of cash available for distribution.  In certain instances, the timing of the Partnership’s borrowings and/or its cash management practices will result in a mismatch between the period of the borrowing and the period of the capital expenditure.  In those instances, the Partnership adjusts designated reserves (as provided in our partnership agreement) to take account of the timing difference. Accordingly, expansion-related capital expenditures have been excluded from the presentation of cash available for distribution. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow as of the end of the period to cash distributions payable with respect to such period.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
(In millions, except per unit data)	2020	2019
Reconciliation of Adjusted EBITDA to net income:
Net income	$14.2	$25.2
Add backs:
Depreciation, depletion and amortization expense	6.5	6.3
Interest expense, net	1.3	1.3
Equity-based compensation expense, net of forfeitures	0.4	0.4
Adjusted EBITDA	$22.4	$33.2
Less: Adjusted EBITDA attributable to non-controlling interest	11.2	16.5
Adjusted EBITDA attributable to Ciner Resources LP	$11.2	$16.7

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$11.2	$16.7
Less: Cash interest (income) expense, net attributable to Ciner Resources LP	(0.5)	0.6
Less: Maintenance capital expenditures attributable to Ciner Resources LP	2.7	0.5
Distributable cash flow attributable to Ciner Resources LP	$9.0	$15.6

Cash distribution declared per unit	$0.340	$0.340
Total distributions to unitholders and general partner	$6.8	$6.8
Distribution coverage ratio	1.32	2.29

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$16.7	$5.6
Add/(less):
Net change in working capital	4.4	26.2
Interest expense, net	1.3	1.3
Other non-cash items	—	0.1
Adjusted EBITDA	$22.4	$33.2
Less: Adjusted EBITDA attributable to non-controlling interest	11.2	16.5
Adjusted EBITDA attributable to Ciner Resources LP	$11.2	$16.7
Less: Cash interest expense, net attributable to Ciner Resources LP	(0.5)	0.6
Less: Maintenance capital expenditures attributable to Ciner Resources LP	2.7	0.5
Distributable cash flow attributable to Ciner Resources LP	$9.0	$15.6

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks and commodity price risks is discussed in Part II, Item 7A of our 2019 Annual Report. The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets subsequent to our quarter ended March 31, 2020. The impacts of such volatility on the Partnership cannot be predicted with confidence or reasonably estimated at this time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2020 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2019 Annual Report. There have been no material changes in that information.

Item 1A. Risk Factors

In addition to the information set forth in this Report under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors Affecting our Results of Operations”, and the risk factors provided below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Report and our 2019 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our business may be adversely affected by the recent coronavirus (“COVID-19”) outbreak or the outbreak of other contagious diseases.
Public health epidemics, pandemics or outbreaks of contagious diseases could adversely impact our business. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic that included the United States. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
The extent to which COVID-19 will impact our future financial condition, results of operations, liquidity and ability to make distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact, among others. In particular, the outbreak and any preventative or protective actions that governments, the Partnership or its affiliates or customers, or third parties upon which we rely for essential supplies or logistics services may take in respect of the COVID-19 outbreak, may result in a period of operational disruption and a potential reduction in the availability of our workforce. COVID-19 could also have a material impact across a variety of our customers and customer segments, which could have a negative impact on the demand for our products. In addition, the COVID-19 outbreak may impact our ability to timely develop and execute, or to ultimately realize the expected benefits from, our potential Green River Expansion Project, due to, among other things, a decline in the worldwide demand for soda ash, the cost or availability of debt financing or reduced cash flows from our operations to fund the project or any inability to procure the services, materials and equipment necessary to complete the project.
Any resulting financial impacts to the Partnership as a result of COVID-19, or other similar outbreaks of contagious diseases, including impacts to our results of operations, liquidity and ability to make distributions to unitholders, are not reasonably estimable and cannot be predicted with confidence, but could be material. The COVID-19 pandemic, or similar outbreaks of contagious diseases may also have the effect of heightening some of the other risks described in the ‘‘Risk Factors’’ section of our 2019 Form 10-K.

The extent to which the COVID-19 pandemic may directly or indirectly impact the future financial condition, results of operations and liquidity of certain members of the Ciner Group, including WE Soda, Ciner Enterprises, Ciner Holdings and our general partner, are highly uncertain and cannot be predicted with confidence, but could have a material adverse effect on our business, financial condition, results of operations and limit our ability to make distributions to unitholders.
The extent to which COVID-19 may directly or indirectly impact the future financial condition, results of operations and liquidity of certain members of the Ciner Group, including WE Soda, Ciner Enterprises, Ciner Holdings and our general partner, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, without limitation, the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact. WE Soda and Ciner Enterprises (the“FA Borrowers”) are borrowers under the Facilities Agreement (the“Facilities Agreement”), and Ciner Holdings, the sole member of our general partner, and Ciner Corp, the sole member of Ciner Holdings, are guarantors under the Facilities Agreement. Even though neither the Partnership nor Ciner Wyoming is a party or a guarantor under the Facilities Agreement, Ciner Corp’s membership interests in Ciner Holdings and Ciner Holdings’ limited partnership interests in us are subject to a lien under the Facilities Agreement. In the event a covenant breach occurs under the Facilities Agreement and the FA Borrowers are unable to obtain a waiver from the lenders or otherwise cure or resolve such non-compliance in a manner amendable to the lenders thereunder, the FA Borrowers could be determined to be in default under the Facilities Agreement, which would enable the lenders under the Facilities Agreement to gain control of the sole member of our general partner, and such change of control could result in our indebtedness coming due.
We are currently uncertain whether there will be an actual covenant violation or, if there is, whether the FA Borrowers will be able to obtain a waiver from the lenders or otherwise cure or resolve their non-compliance with the covenants set forth in the Facilities Agreement, and we have no control over the FA Borrowers to undertake any such actions. Unless the breach does not actually occur or is cured or otherwise resolved in a manner amenable to the lenders under the Facilities Agreement, the lenders would be able to foreclose on the applicable collateral, including Ciner Holdings’ limited partnership interests in us and 100% of the membership interest in Ciner Holdings, which would enable the lenders to own and control our general partner, the entity that controls our management and operation. In addition, such a change of control could result in our indebtedness coming due. Such a default under the Facilities Agreement and foreclosure on the membership interest in Ciner Holdings could have a material adverse effect on our business, financial condition, results of operations and limit our ability to make distributions to unitholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31(1)	3,685	$17.95	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31(2)	11,645	12.83	—	—
Total	20,749	$14.06	—	—

(1)Of the 9,058 performance units that vested on January 29, 2020, and converted to common units, 3,685 common units were purchased by the Partnership on January 29, 2020 at closing price of the Partnership’s common units on the NYSE on January 29, 2020, in satisfaction of certain employee tax withholding obligations.

(2)Additionally, of the 27,810 units that vested on March 15, 2020, and converted to common units, 11,645 common units were purchased by the Partnership on March 15, 2020 at closing price of the Partnership’s common units on the NYSE on March 15, 2020, in satisfaction of certain employee tax withholding obligations

Item 3. Defaults Upon Senior Securities

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
3.1
Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)

3.7
Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.8
Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.9
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.10
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

10.1
First Amendment to Credit Agreement, dated as of February 28, 2020, among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and L/C issuer, and the Company Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2020)

10.2
First Amendment to Credit Agreement, dated as of February 28, 2020, among Ciner Resources LP, as borrower, PNC, as administrative agent, swing line lender and L/C issuer, and the Partnership Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2020)

10.3
Master Loan and Security Agreement, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)

10.4
Equipment Security Note Number 001, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	May 11, 2020
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)
Date:	May 11, 2020
		By:	/s/ Ahmet Tohma
Ahmet Tohma Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	May 11, 2020
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)