Form 10-Q
period 2020-06-30
Ciner Resources LP
filed 2020-08-03
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 001-36062
CINER RESOURCES LP
(Exact name of registrant as specified in its charter)

Delaware	46-2613366
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,767,335 common units and 399,000 general partner units outstanding at July 27, 2020, the most recent practicable date.

CINER RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its consolidated subsidiary, Ciner Wyoming LLC, which is referred to herein as “Ciner Wyoming”. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”), which is currently an affiliate for export sales.
We include cross references to captions elsewhere in this Report where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$17.3	$14.9
Accounts receivable—affiliates	68.6	95.0
Accounts receivable, net	33.9	36.0
Inventory	34.4	24.2
Other current assets	2.5	2.2
Total current assets	156.7	172.3
Property, plant and equipment, net	305.8	297.7
Other non-current assets	24.1	24.3
Total assets	$486.6	$494.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3.0	$—
Accounts payable	10.8	14.2
Due to affiliates	3.0	3.0
Accrued expenses	32.5	39.1
Total current liabilities	49.3	56.3
Long-term debt	146.1	129.5
Other non-current liabilities	9.3	8.6
Total liabilities	204.7	194.4
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Ciner Wyoming Holding Co. (19.8 units issued and outstanding at June 30, 2020 and December 31, 2019)	161.7	171.4
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at June 30, 2020 and December 31, 2019)	4.1	4.3
Accumulated other comprehensive loss	(2.6)	(3.0)
Partners’ capital attributable to Ciner Resources LP	163.2	172.7
Non-controlling interest	118.7	127.2
Total equity	281.9	299.9
Total liabilities and partners’ equity	$486.6	$494.3
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2020	2019	2020	2019
Net Sales:
Sales—affiliates	$32.0	$81.8	86.0	$159.3
Sales—others	44.2	48.0	104.6	100.9
Net sales	76.2	129.8	190.6	260.2
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	67.7	90.6	154.3	180.8
Depreciation, depletion and amortization expense	6.5	6.9	13.0	13.2
Selling, general and administrative expenses—affiliates	4.4	5.3	8.5	10.8
Selling, general and administrative expenses—others	1.6	1.7	3.3	3.6
Total operating costs and expenses	80.2	104.5	179.1	208.4
Operating (loss) income	(4.0)	25.3	11.5	51.8
Other (expenses) income:
Interest income	0.1	0.1	0.1	0.2
Interest expense	(1.5)	(1.6)	(2.8)	(3.0)
Total other expense, net	(1.4)	(1.5)	(2.7)	(2.8)
Net (loss) income	$(5.4)	$23.8	$8.8	$49.0
Net (loss) income attributable to non-controlling interest	(2.1)	12.5	5.4	25.4
Net (loss) income attributable to Ciner Resources LP	$(3.3)	$11.3	$3.4	$23.6
Other comprehensive loss (income):
Income (loss) on derivative financial instruments	2.8	$(1.6)	0.7	$0.4
Comprehensive (loss) income	(2.6)	22.2	9.5	49.4
Comprehensive (loss) income attributable to non-controlling interest	(0.7)	11.7	5.7	25.6
Comprehensive (loss) income attributable to Ciner Resources LP	$(1.9)	$10.5	$3.8	$23.8

Net (loss) income per limited partner unit:
Net (loss) income per limited partner unit - basic and diluted	$(0.17)	$0.56	$0.17	$1.17

Limited partner units outstanding:
Weighted average limited partner units outstanding - basic and diluted	19.7	19.7	19.7	19.7
  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2020	2019

Cash flows from operating activities:
Net income	$8.8	$49.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	13.0	13.3
Equity-based compensation expenses	0.7	1.0
Other non-cash items	0.2	0.2
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	26.4	(30.2)
Accounts receivable, net	2.1	1.6
Inventory	(9.5)	(0.3)
Other current and non current assets	(0.1)	—
Increase (decrease) in:
Accounts payable	(4.2)	(3.8)
Due to affiliates	(0.2)	1.3
Accrued expenses and other liabilities	(6.0)	(4.1)
Net cash provided by operating activities	31.2	28.0
Cash flows from investing activities:
Capital expenditures	(20.3)	(37.5)
Net cash used in investing activities	(20.3)	(37.5)
Cash flows from financing activities:
Borrowings on Ciner Wyoming Credit Facility	121.5	90.0
Borrowings on Ciner Wyoming Equipment Financing Arrangement	30.0	—
Repayments on Ciner Wyoming Credit Facility	(131.0)	(43.5)
Repayments on Ciner Wyoming Equipment Financing Arrangement	(0.7)	—
Debt issuance costs	(0.2)	—
Common units surrendered for taxes	(0.2)	(0.5)
Distributions to common unitholders	(13.4)	(17.9)
Distributions to general partner	(0.3)	(0.4)
Distributions to non-controlling interest	(14.2)	(19.0)
Net cash (used in) provided by financing activities	(8.5)	8.7
Net increase/(decrease) in cash and cash equivalents	2.4	(0.8)
Cash and cash equivalents at beginning of period	14.9	10.2
Cash and cash equivalents at end of period	$17.3	$9.4

Supplemental disclosure of cash flow information:
Interest paid during the period	$2.7	$2.8
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$7.9	$5.9
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Net income	12.1	0.2	—	12.3	12.9	25.2
Other comprehensive income/(loss)	—	—	1.0	1.0	1.0	2.0
Equity-based compensation plan activity	(0.3)	—	—	(0.3)	—	(0.3)
Distributions	(11.1)	(0.2)	—	(11.3)	(9.8)	(21.1)
Balance at March 31, 2019	$154.5	$3.9	$(2.8)	$155.6	$110.3	$265.9
Net income	11.0	0.3	—	11.3	12.5	23.8
Other comprehensive income/(loss)	—	—	(0.8)	(0.8)	(0.8)	(1.6)
Equity-based compensation plan activity	0.7	—	—	0.7	—	0.7
Distributions	(6.8)	(0.2)	—	(7.0)	(9.2)	(16.2)
Balance at June 30, 2019	$159.4	$4.0	$(3.6)	$159.8	$112.8	$272.6

Balance at December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Net income	6.6	0.1	—	6.7	7.5	14.2
Other comprehensive income/(loss)	—	—	(1.0)	(1.0)	(1.1)	(2.1)
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Distributions	(6.7)	(0.1)	—	(6.8)	(7.1)	(13.9)
Balance at March 31, 2020	$171.4	$4.3	$(4.0)	$171.7	$126.5	$298.2
Net loss	(3.3)	—	—	(3.3)	(2.1)	(5.4)
Other comprehensive income/(loss)	—	—	1.4	1.4	1.4	2.8
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Distributions	(6.7)	(0.2)	—	(6.9)	(7.1)	(14.0)
Balance at June 30, 2020	$161.7	$4.1	$(2.6)	$163.2	$118.7	$281.9

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the six-month periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the United States Securities and Exchange Commission on March 9, 2020. There have been no other material changes in the significant accounting policies followed by us during the six months ended June 30, 2020 from those disclosed in the 2019 Annual Report.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our production is considered “essential”, the COVID-19 outbreak disrupted our customers and customer segments, which had a negative impact on the demand for our products which adversely affected our operations. As of June 30, 2020, as we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weak or deteriorate further, our business, financial condition and results of operations may be further materially and adversely impacted.

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
2. NET INCOME (LOSS) PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income (loss)
Net income (loss) per unit applicable to limited partners is computed by dividing limited partners’ interest in net income (loss) attributable to Ciner Corp, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common units. Our net income (loss) is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income (loss) allocations used in the calculation of net income (loss) per unit.
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income (loss) per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially anti-dilutive units outstanding were immaterial for both the three and six months ended June 30, 2020 and 2019.
The net income (loss) attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income (loss) per limited partner units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Ciner Resources LP	$(3.3)	$11.3	$3.4	$23.6
Less: General partner’s interest in net income (loss)	—	0.3	0.1	0.5
Total limited partners’ interest in net income (loss)	$(3.3)	$11.0	$3.3	$23.1

Denominator:
Weighted average limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.7	19.7
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.7	19.7

Net income (loss) per limited partner units:
Net income (loss) per limited partner unit (basic)	$(0.17)	$0.56	$0.17	$1.17
Net income (loss) per limited partner unit (diluted)	$(0.17)	$0.56	$0.17	$1.17

The calculation of limited partners’ interest in net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Net income (loss) attributable to common unitholders:
Distributions(1)	$—	$6.7	$6.7	$13.4
(Distributions in excess)/Undistributed earnings of net income (loss)	(3.3)	4.3	(3.4)	9.7
Common unitholders’ interest in net income (loss)	$(3.3)	$11.0	$3.3	$23.1

(1) Distributions declared per limited partner unit for the period	$—	$0.340	$0.340	$0.680
Quarterly Distribution
Our general partner has considerable discretion in determining the amount of available cash, the amount of distributions and the decision to make any distribution. Although our partnership agreement requires that we distribute all of our available cash quarterly, there is no guarantee that we will make quarterly cash distributions to our unitholders or at any other rate, and we have no legal obligation to do so.

In further efforts to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on July 31, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. On August 3, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders in order to increase financial and liquidity flexibility during the COVID-19 pandemic. Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
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

IDRs and (4) assume that we do not issue additional classes of equity securities.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	June 30, 2020	December 31, 2019
Raw materials	$11.0	$8.7
Finished goods	12.7	6.9
Stores inventory	10.7	8.6
Total	$34.4	$24.2

4. DEBT

Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	June 30, 2020	December 31, 2019
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 1.86% and 3.27% at June 30, 2020 and December 31, 2019, respectively	$120.0	$129.5
Ciner Wyoming Equipment Financing Arrangement, principal and interest due in monthly installments beginning in April 2020 through March 2028, fixed rate interest at 2.479% per annum	29.1	—
Total debt	149.1	129.5
Current portion of long-term debt	3.0	—
Total long-term debt	$146.1	$129.5

Aggregate maturities required on long-term debt at June 30, 2020 are due in future years as follows:

(In millions)	Amount
2020	$1.5
2021	3.0
2022	123.1
2023	3.2
2024	3.3
Thereafter	15.2
Total	$149.3

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

In connection with the Second Ciner Wyoming Amendment (as defined below), the Master Agreement was also amended to incorporate, among other things, the modified covenants set forth in the Second Ciner Wyoming Amendment related to consolidated leverage ratios of Ciner Wyoming.

Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement at June 30, 2020 was $29.3 million ($29.1 million net of financing costs). During six months ended June 30, 2020, Ciner Wyoming recorded $0.2 million of debt issuance costs in association with the Ciner Wyoming Equipment Financing Arrangement.

At June 30, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement.
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

On July 27, 2020, the Ciner Wyoming Credit Facility was amended (the “Second Ciner Wyoming Amendment”) to increase our financial and liquidity flexibility in particular for the next few quarters that may be negatively impacted by COVID-19. The Second Ciner Wyoming Amendment, among other things, (i) increases for a limited period certain restrictive debt covenants that require the Company and its subsidiaries to maintain a certain consolidated leverage ratios and consolidated interest coverage ratios at the end of each period, (ii) provides a tiered interest rate structure based on applicable covenant ratios and establish a 0.50% interest floor, (iii) effectuates changes to collateral restricted disbursements and covenant to give security if covenant ratios are equal to or above certain levels. The Second Ciner Wyoming Amendment also provides for covenants to restrict certain payments and to give security in certain personal property of Ciner Wyoming following a fiscal quarter in which the consolidated leverage ratio is equal to or higher than 3.50:1.0, so long as the applicable consolidated leverage ratio limit is otherwise adhered to. Any such security shall be released upon achievement of a consolidated leverage ratio less than 2.00:1.0 at the end of any quarter.

Fiscal Quarter ending	Consolidated Leverage Ratio
September 30, 2017 - June 30, 2020	3.00:1.0
September 30, 2020	3.50:1.0
December 31, 2020	4.50:1.0
March 31, 2021	4.50:1.0
June 30, 2021	4.00:1.0
September 30, 2021	3.50:1.0
December 31, 2021 and each fiscal quarter ending thereafter	3.00:1.0

The Second Ciner Wyoming Amendment added additional restrictions to (i) certain restricted payments (which includes cash dividends, distributions or other restricted payments) by requiring the consolidated leverage ratio, both before and after giving effect to such restricted payment, to be less than 2.50:1.0 (previously 3.00:1.0), (ii) permitted acquisitions by requiring that the consolidated leverage ratio, both before and after giving effect to a permitted acquisition, be less than 2.50:1.0, and (iii) liens by restricting the grant of any lien on any mineral right or mineral reserve, subject to certain exceptions. Once any restricted payment (other than a permitted tax distribution) or permitted acquisition is consummated by Ciner Wyoming, or one of its subsidiaries, the consolidated leverage ratio will reset to a maximum of 3.00:1.0. The Second Ciner Wyoming Amendment also added a covenant that states if the consolidated leverage ratio thereunder is: (i) below 3.50:1.0 as of the end of any fiscal quarter, any borrowings under the Ciner Wyoming Credit Agreement will be unsecured; or (ii) greater than or equal to 3.50:1.0 as of the end of any fiscal quarter, any borrowings under the Ciner Wyoming Credit Agreement will be secured by substantially all of Ciner Wyoming’s personal property, subject to certain customary exceptions, provided, that any such security shall be released upon achievement of a consolidated leverage ratio less than 2.00:1.0 at the end of any fiscal quarter. Prior to the Second Ciner Wyoming Amendment, a consolidated leverage ratio in excess of 3.00:1.0 for a quarterly period would constitute an event of default, whereas following effectiveness of the Second Ciner Wyoming Amendment, for each quarterly period where the consolidated leverage ratio is permitted to be in excess of 3.50:1.0, a consolidated leverage ratio in excess of 3.50:1.0 for such quarterly period would not by itself constitute an event of default so long as the applicable consolidated leverage ratio limit is otherwise adhered to, but would permit the administrative agent and lenders under the Ciner Wyoming Credit Facility to obtain a lien on certain personal property of Ciner Wyoming.

The Ciner Wyoming Credit Facility is a $225.0 million senior revolving credit facility with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Wyoming Credit Facility provides for revolving loans to fund working capital requirements, capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Wyoming Credit Facility has an accordion feature that allows Ciner Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to Ciner Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the Ciner Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit. Ciner Wyoming’s obligations under the Ciner Wyoming Credit Facility are currently unsecured.

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

The Ciner Wyoming Credit Facility also required quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Wyoming Credit Facility) of not more than 3.00:1.0 as of June 30, 2020 and a consolidated interest coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 3.00:1.0. Effective as of the Second Ciner Wyoming Amendment, the consolidated leverage ratio as of the end of each fiscal quarter shall not be greater than the table shown above.

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

Loans under the Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•the Eurodollar Rate plus an applicable margin; provided, that with respect to an applicable loan, if the Eurodollar Rate has ceased or will cease to be provided, if the regulatory supervisor for the administrator of the Eurodollar Rate or a governmental authority having jurisdiction over the administrative agent determine that the Eurodollar Rate is no longer representative or if the administrative agent determines that similar U.S. dollar-denominated credit facilities are being executed or modified to incorporate or adopt a new benchmark interest rate to replace the Eurodollar Rate, the administrative agent and Ciner Wyoming may establish an alternative interest rate for the applicable loan.

Effective as of the Second Ciner Wyoming Amendment, the Ciner Wyoming Credit Facility will have an interest rate floor of 0.50%.

As of June 30, 2020, the unused portion of the Ciner Wyoming Credit Facility was subject to a commitment fee ranging from 0.225% to 0.300% per annum based on Ciner Wyoming’s then current consolidated leverage ratio. Effective as of the Second Ciner Wyoming Amendment, based on Ciner Wyoming’s current consolidated leverage ratio, the unused portion of the Ciner Wyoming Credit Facility is subject to a per annum commitment fee and the applicable margin of the interest rate under the Ciner Wyoming Credit Facility will be determined as follows:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee

1	< 1.25:1.0	1.500%	0.500%	0.250%
2	≥ 1.25:1.0 but < 1.75:1.0	1.750%	0.750%	0.275%
3	≥ 1.75:1.0 but < 2.25:1.0	2.000%	1.000%	0.300%
4	≥ 2.25:1.0 but < 3.00:1.0	2.250%	1.250%	0.375%
5	≥ 3.00:1.0 but < 3.50:1.0	2.500%	1.500%	0.375%
6	≥ 3.50:1.0 but < 4.00:1.0	2.750%	1.750%	0.425%
7	≥ 4.00:1.0	3.000%	2.000%	0.475%

At June 30, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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
On July 27, 2020, the Ciner Resources Credit Facility was amended (the “Second Ciner Resources Amendment”) to increase our financial and liquidity flexibility in particular for the next few quarters that may be negatively impacted by COVID-19. The Second Ciner Resources Amendment, among other things, increased the consolidated leverage ratios as set forth in the table below, provided increased interest pricing to allow for higher leverage ratios, and modified procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate.

Fiscal Quarter ending	Consolidated Leverage Ratio
September 30, 2017 - June 30, 2020	3.00:1.0
September 30, 2020	3.50:1.0
December 31, 2020	4.50:1.0
March 31, 2021	4.50:1.0
June 30, 2021	4.00:1.0
September 30, 2021	3.50:1.0
December 31, 2021 and each fiscal quarter ending thereafter	3.00:1.0

The Second Ciner Resources Amendment added additional restrictions to (i) certain restricted payments (which includes cash dividends, distributions or other restricted payments) by requiring the consolidated leverage ratio, both before and after giving effect to such restricted payment, to be less than 2.50:1.0 (previously 3.00:1.0), and (ii) permitted acquisitions by requiring that the consolidated leverage ratio, both before and after giving effect to a permitted acquisition, be less than 2.50:1.0. Once any restricted payment (other than a permitted tax distribution) or permitted acquisition is consummated by the Partnership or its subsidiaries, the consolidated leverage ratio will reset to a maximum of 3.00:1.0.

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

The Ciner Resources Credit Facility also required quarterly maintenance of a consolidated leverage ratio (as defined in the Ciner Resources Credit Facility) of not more than 3.00:1.0 as of June 30, 2020 and a consolidated interest coverage ratio (as defined in the Ciner Resources Credit Facility) of not less than 3.00:1.0. Effective as of the Second Ciner Resources Amendment, the consolidated leverage ratio as of the end of each fiscal quarter shall not be greater than the table shown above.

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

Loans under the Ciner Resources Credit Facility bear interest at our option at either:

•a Base Rate, which equals the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•the Eurodollar Rate plus an applicable margin; provided, that with respect to an applicable loan, if the Eurodollar Rate has ceased or will cease to be provided, if the regulatory supervisor for the administrator of the Eurodollar Rate or a governmental authority having jurisdiction over the administrative agent determine that the Eurodollar Rate is no longer representative or if the administrative agent determines that similar U.S. dollar-denominated credit facilities are being executed or modified to incorporate or adopt a new benchmark interest rate to replace the Eurodollar Rate, the administrative agent and the Partnership may establish an alternative interest rate for the applicable loan.

Effective as of the Second Ciner Resources Amendment, the Ciner Resources Credit Facility will have an interest rate floor of 0.50%.

As of June 30, 2020, the unused portion of the Ciner Resources Credit Facility was subject to a commitment fee ranging from
0.225% to 0.300% per annum based on Ciner Resources’ then current consolidated leverage ratio. Effective as of the Second Ciner Resources Amendment, based on Ciner Resources’ current consolidated leverage ratio, the unused portion of the Ciner Resources Credit Facility is subject to a per annum commitment fee and the applicable margin of the interest rate under the Ciner Resources Credit Facility will be determined as follows:

Pricing Tier	Consolidated Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee

1	< 1.25:1.0	1.500%	0.500%	0.250%
2	≥ 1.25:1.0 but < 1.75:1.0	1.750%	0.750%	0.275%
3	≥ 1.75:1.0 but < 2.25:1.0	2.000%	1.000%	0.300%
4	≥ 2.25:1.0 but < 3.00:1.0	2.250%	1.250%	0.375%
5	≥ 3.00:1.0 but < 3.50:1.0	2.500%	1.500%	0.375%
6	≥ 3.50:1.0 but < 4.00:1.0	2.750%	1.750%	0.425%
7	≥ 4.00:1.0	3.000%	2.000%	0.475%

At June 30, 2020, Ciner Resources was in compliance with all financial covenants of the Ciner Resources Credit Facility.

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

Even though neither the Partnership nor Ciner Wyoming is a party or a guarantor under the Facilities Agreement, while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent certain transactions (including loans) with our affiliates, including such transactions that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement; (iii) restrict the amount of our capital expenditures if certain ratios are not achieved by the Ciner obligors thereunder; and (iv) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement.  In addition, while the general partner’s interest is not subject to a lien under the Facilities Agreement, Ciner Enterprises’ ownership in Ciner Holdings, which directly owns the general partner, is subject to a lien under the Facilities Agreement, which enables the lenders under the Facilities Agreement to foreclose on such collateral and take control of the general partner if any of WE Soda or KEW Soda or certain of their related parties, or Ciner Enterprises, Ciner Corp or Ciner Holdings is unable to satisfy its respective obligations under the Facilities Agreement.

In response to the impact of the COVID-19 pandemic, on July 24, 2020, the Ciner obligors entered into the Amendment and Restatement Agreement dated as of July 24, 2020, which amended the Facilities Agreement. As of June 30, 2020, after giving effect to the July 24, 2020 Amendment and Restatement Agreement, WE Soda was in compliance with the Facilities Agreement. However given the uncertainty surrounding the negative financial impact of COVID-19 on the economy, WE Soda management anticipates that, in the absence of a waiver, there are scenarios whereby WE Soda may not be in compliance with certain covenants within the next twelve months and there is no assurance that such waiver may be obtained, if required.
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	June 30, 2020	December 31, 2019
Reclamation reserve	$5.9	$5.7
Derivative instruments and hedges, fair value liabilities	3.4	2.9
Total	$9.3	$8.6

A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	June 30, 2020	December 31, 2019
Beginning reclamation reserve balance	$5.7	$5.4
Accretion expense	0.2	0.3
Ending reclamation reserve balance	$5.9	$5.7

6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plans had a net unfunded liability balance of $53.0 million and $54.8 million at June 30, 2020 and December 31, 2019, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for the three months ended June 30, 2020 and 2019 were a benefit of $(0.3) million and expense of $0.6 million, respectively, and six months ended June 30, 2020 and 2019 were a benefit of $(0.7) million and expense of $0.8 million, respectively.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended June 30, 2020 and 2019 were $0.7 million and $0.5 million, respectively, and $2.3 million and $1.9 million for the six months ended June 30, 2020 and 2019.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $13.3 million and $13.8 million at June 30, 2020 and December 31, 2019, respectively.
The Partnership’s allocated portion of postretirement costs (benefit) for the three months ended June 30, 2020 and 2019 were $0.3 million expense and $(0.6) million benefit, respectively, and six months ended June 30, 2020 and 2019 were $0.5 million expense and $(1.2) million benefit, respectively. The prior period benefit was the result of previous plan changes that have fully amortized.

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
All employee, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of June 30, 2020, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the six months ended June 30, 2020, a total of 21,720 common units were granted and fully vested to non-employee directors compared to 8,832 common units were granted during the six months ended June 30, 2019. The grant date average fair value per unit of these awards was $9.88 and $25.48 for the six months ended June 30, 2020 and 2019, respectively. The total fair value of these awards were approximately $0.2 million during each of the six months ended June 30, 2020 and 2019.

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
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	55,454	$20.33	71,436	$27.56
Granted	—	—	—	—
Vested	(27,802)	22.94	(32,087)	27.85
Forfeited	—	—	—	—
Unvested at the end of the period	27,652	$17.71	39,349	$27.33

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	20,173	$41.79	52,974	$42.22
Granted	—	—	—	—
Vested	(9,058)	42.21	(4,766)	43.93
Forfeited	—	—	—	—
Unvested at the end of the period	11,115	$41.59	48,208	$42.10

(1)Determined by dividing the aggregate grant date fair value of awards by the number of common units.

2019 Performance Unit Awards
We granted 2019 Performance Unit Awards that are based upon the achievement of certain financial, operating and safety-related performance metrics pursuant to our LTIP, and approved grants of 2019 Performance Unit Awards to certain of our executives. In addition to being subject to all the general terms and conditions of our LTIP, the vesting of the 2019 Performance Unit Awards is linked to a weighted average consisting of internal performance metrics (as each is defined in the corresponding 2019 Performance Unit Award Agreement, and collectively referred to herein as the “Performance Metrics”) during a three-year performance period (the “Measurement Period”). The vesting of the 2019 Performance Unit Awards, and number of common units of the Partnership distributable pursuant to such vesting, is dependent on our performance relative to a pre-established budget over the Measurement Period (provided that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the Measurement Period, except in certain cases of Changes in Control (as defined in our LTIP) or the awardee’s death or disability).

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

The following table presents a summary of activity on the 2019 Performance Unit Awards for the period:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	35,908	$16.45	—	$—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested at the end of the period	35,908	$16.45	—	$—

(1)Determined by dividing the weighted average price per common unit on the date of grant.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and all performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.4	1.54	$0.8	1.18
TR Performance Unit Awards	0.1	0.59	0.8	1.36
2019 Performance Unit Awards	0.2	1.59	—	—
Total	$0.7		$1.6

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2019	$(3.0)
Other comprehensive loss before reclassification	(0.8)
Amounts reclassified from accumulated other comprehensive loss	1.2
Net current period other comprehensive loss	0.4
Balance at June 30, 2020	$(2.6)

Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Unrealized gain/ (loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.1	$(0.8)	$(0.9)	$(1.0)
Mark to market adjustment on natural gas forward contracts	2.7	(0.8)	1.6	1.4
Income/(loss) on derivative financial instruments	$2.8	$(1.6)	$0.7	$0.4

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2020	2019	2020	2019
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.2	$0.1	$0.2	$—	Interest expense
Natural gas forward contracts	0.6	0.4	1.0	—	Cost of products sold
Total reclassifications for the period	$0.8	$0.5	$1.2	$—

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
Off-Balance Sheet Arrangements
We have a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we currently commit to pay directly for reclamation costs. The amount of the bond was $36.2 million at both June 30, 2020 and December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020 but we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.

10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, had as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminates Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). For a limited period after December 31, 2020, Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services. Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. Potential liabilities associated with exiting ANSAC are not currently expected to be material.
Historically, by design and prior to Ciner Corp’s exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the periods ended June 30, 2020 and 2019, accounting for 45.1% and 61.2%, respectively, of our net sales. Although ANSAC has been our largest customer for the aforementioned periods, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will be more than able to adequately replace these net sales.

Post-ANSAC International Export Capabilities

In accordance with the ANSAC Early Exit Agreement, Ciner Corp will begin marketing soda ash on our behalf directly into international markets and building its international sales, marketing and supply chain infrastructure. We will also have access to utilize the distribution network that has already been established by the global Ciner Group. We believe that by having the option of combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s strategic exit from ANSAC will allow us to leverage global Ciner Group’s, the world’s largest natural soda ash producer, soda ash operations which we expect will improve our ability to optimize our market share both domestically and internationally. Being able to work with the global Ciner Group will provide us with the opportunity to better attract and more efficiently serve larger global customers. In addition, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by an affiliated company and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.
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
The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Ciner Corp	$4.0	$4.2	$7.5	$8.8
ANSAC (1)	0.4	1.1	1.0	2.0
Total selling, general and administrative expenses - affiliates	$4.4	$5.3	$8.5	$10.8

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
ANSAC and Total	$32.0	$81.8	$86.0	$159.3

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$30.6	$53.8	$0.4	$1.6
CIDT (1)	—	5.5	—	—
Ciner Corp	38.0	35.7	2.3	1.4
Other	—	—	0.3	—
Total	$68.6	$95.0	$3.0	$3.0

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
The net sales by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Domestic	$44.2	$48.0	$99.4	$100.9
International
ANSAC	32.0	81.8	86.0	159.3
Other	—	—	5.2	—
Total international	32.0	81.8	91.2	159.3
Total net sales	$76.2	$129.8	$190.6	$260.2

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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of four individual $12.5 million swaps with an aggregate notional value of $50.0 million at June 30, 2020 and December 31, 2019. The swaps have various maturities through 2023.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $27.6 million and $31.2 million at June 30, 2020 and December 31, 2019, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations on our unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019:

		Assets			Liabilities
		June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$—	$—	Accrued Expenses	$—	$0.9
Natural gas forward contracts - current	Other current assets	0.3	0.1	Accrued Expenses	2.5	2.4
Natural gas forward contracts - non-current	Other non-current assets	0.4	0.2	Other non-current liabilities	1.8	2.9
Interest rate swap contracts - non-current		—	—	Other non-current liabilities	1.7	—
Total fair value of derivatives designated as hedging instruments		$0.7	$0.3		$6.0	$6.2

Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Ciner Wyoming Credit Facility Amendment, Ciner Resources Credit Facility and Master Agreement

On July 27, 2020, each of the Ciner Wyoming Credit Facility and Ciner Resources Credit Facility were amended to among other things: (i) increase for a limited period certain restrictive debt covenants that require the maintenance of certain consolidated leverage ratio and consolidated interest coverage ratio at the end of each period, (ii) provide a tiered interest rate structure based on applicable covenant ratios and establish a 0.50% interest floor, (iii) effectuate changes to collateral restricted disbursements and, for the Ciner Wyoming Credit Facility, add a covenant to give security if consolidated leverage ratios are above certain levels. The Master Agreement was also amended to incorporate, among other things, the modified covenants set forth in the Second Ciner Wyoming Amendment related to the consolidated leverage ratios of Ciner Wyoming. See Note 4 “Debt” for further details.

ANSAC Early Exit

On July 27, 2020, ANSAC and the members thereof entered into the ANSAC Early Exit Agreement, that, among other things, terminates Ciner Corp’s membership in ANSAC effective as of the ANSAC termination date, one year earlier than previously announced. For a limited period after December 31, 2020, Ciner Corp will continue to sell, at substantially lower volumes, of product to ANSAC for export sales purposes and will also purchase a limited amount of export logistics services to further assist with an efficient and effective transition.

Suspension of Distributions

In further efforts to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on July 31, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. On August 3, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders in order to increase financial and liquidity flexibility during the COVID-19 pandemic. Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.

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
•the impact of the COVID-19 pandemic, including the impact of government orders on our employees, suppliers, customers and operations;
•the impact of the ANSAC Early Exit Agreement(as defined below):

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
•the amount of cash reserves established by our general partner; and our ability to reinstate distributions in the future; and
•other business risks affecting our cash levels.
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
References
References in this Report to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its consolidated subsidiary, Ciner Wyoming LLC, which is referred to herein as “Ciner Wyoming.” References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is currently sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”), which is an affiliate for export sales.

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
Recent Developments
COVID-19

Public health epidemics, pandemics or outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to many other countries and infections have been reported throughout the world, including the United States and markets to which our products have historically been exported. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Since that time, governmental jurisdictions in the United States and globally have taken various actions to curb the spread of COVID-19, which has resulted in disruption in the national and global economic and financial markets.

Our Response to COVID-19

We continue to closely monitor the impact of the outbreak of COVID-19 and all governmental actions in response thereto on all aspects of our business, including how it impacts our customers, employees, supply chain, distribution network and cash flows. We have taken strong proactive steps to keep the safety of our team and their families as the priority.  We are executing a comprehensive plan to help prevent the spread of the virus in our work locations and it appears to be having a positive impact. This plan includes multiple layers of protection for our employees including but not limited to social distancing, working from home for certain employees who can, splitting shifts, increased sanitation, restricted contractor and visitor access, temperature checks on all contractors and third-party vendors, travel restrictions, and daily communication with our teams.  We have conducted proactive quarantining and contact tracing from the early days of this pandemic and require self-reporting of any illness, in addition to a company doctor, weekly status meetings, tracking local resources, and industry wide efforts.  We have also prepared and executed when needed, strong contingency plans for all our operations with specific actions based on absentee rates.  While these were not necessary to implement, they are continuously refined in case needed. We have started to anticipate a re-opening of society when the virus plateaus and diminishes, and we have completed re-entry plans to implement as they become appropriate.   We are using data to guide our actions rather than firm dates, and our teams are kept up to date on these plans.  Our focus prior to and during this pandemic has been the safety of our teams and this will continue to be our priority as we scale our operations back to normal as the data guides us to do so. We continue to actively monitor and adhere to applicable local, state, federal, and international governmental guideline actions to better ensure the safety of our employees.

The impact of COVID-19

The impact of COVID-19 on our operations during the second quarter 2020, in the form of slowing global demand and downward pricing pressure, had an adverse effect on our second quarter results. The decline in demand adversely impacted our sales and production volume in the second quarter and we expect it will continue pressuring sales volumes and demand in the near- and mid-term. In the second quarter, we experienced an approximately 33% decline in production volumes and 36% decline in sales volumes when compared to our pre-COVID-19 production and sales levels in the quarter ended March 31, 2020, respectively, primarily as a result of utilizing the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands and may see similar declines in the near- and mid-term. Our international demand has been impacted the most as different countries deal with different levels of the outbreak and shutdowns. In addition, our customers in the flat glass and in particular the automotive business have been significantly negatively impacted. At this time, we are unable to predict the ultimate impact that COVID-19 may have on our business, future results of operations, financial position, cash flows or ability to make distributions to unitholders. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by local, state, federal or international government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. While we have begun to see signs of recovery with some of our customers and industries, primarily in the form of government re-openings and increasing orders these recoveries are very fluid. We are actively managing the business to maintain cash flow and we believe we have enough liquidity to meet our anticipated liquidity requirements. As of June 30, 2020, we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material.
As of June 30, 2020 we have incurred $0.9 million in costs directly related to COVID-19 primarily in the form of cost related to employee safety and retention and additional inventory storage and logistics cost during the COVID-19 pandemic.

Notice to Terminate Membership in ANSAC
As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, had as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, delivered a notice to terminate its membership in ANSAC, a cooperative that serves as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminates Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). For a limited period after December 31, 2020, Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services. Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. Potential liabilities associated with exiting ANSAC are not currently expected to be material.
Historically, by design and prior to our exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the six months ended June 30, 2020 and 2019, accounting for 45.1% and 61.2%, respectively, of our net sales. Although ANSAC has been our largest customer for the aforementioned periods, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will be more than able to adequately replace these net sales.

Post-ANSAC International Export Capabilities
In accordance with the ANSAC Early Exit Agreement, Ciner Corp will begin marketing soda ash on our behalf directly into international markets and building its international sales, marketing and supply chain infrastructure. We will also have access to utilize the distribution network that has already been established by the global Ciner Group. We believe that by having the option of combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s strategic exit from ANSAC will allow us to leverage global Ciner Group’s, the world’s largest natural soda ash producer, soda ash operations which we expect will improve our ability to optimize our market share both domestically and internationally. Being able to work with the global Ciner Group will provide us with the opportunity to better attract and more efficiently serve larger global customers. In addition, the Partnership will need access to an international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are currently being developed by an affiliated company and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.
Suspension of Distributions

In further efforts to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on July 31, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. On August 3, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders in order to increase financial and liquidity flexibility during the COVID-19 pandemic. Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.

Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with GDP. We expected that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near- and mid-term we expect that COVID-19 will continue to have a material impact across a variety of our customers and customer segments which will have a negative impact on demand for our products. The decline in demand adversely impacted our sales and production volumes in the second quarter and we expect it will continue pressuring sales volumes and demand in the near- and mid-term. Our international demand has been impacted the most as different countries deal with different levels of the outbreak and shutdowns. In addition, our customers in the flat glass and in particular the automotive business have been significantly negatively impacted. In the second quarter of 2020, we experienced an approximately 33% decline in production volumes and 36% decline in sales volumes, when compared to our pre-COVID-19 production and sales levels in the quarter ended March 31, 2020, respectively, primarily as a result of utilizing the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands and may see similar declines in the near and mid-term. At this time, we are unable to predict the ultimate impact that COVID-19 may have on our business, future results of operations, financial position, cash flows or ability to make distributions to unitholders. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by local, state, federal or international government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. While we have begun to see signs of recovery with some of our customers and industries, primarily in the form of government re-openings and increasing orders these recoveries are very fluid.
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

International Export Capabilities
See the heading titled “Post-ANSAC International Export Capabilities” above for more information regarding details and developments related to the Partnership’s international exporting capabilities.
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

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.70: 1.0 and 1.60: 1.0 for the three and six months ended June 30, 2020, respectively, and 1.49: 1.0 and 1.51: 1.0 for the three and six months ended June 30, 2019, respectively.
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
All of our soda ash is shipped by rail or truck from our Green River Basin operations. Union Pacific Railroad Corporation (“Union Pacific”) is our largest provider of domestic rail freight services. Our plant receives rail service exclusively from Union Pacific and shipments by rail accounted for 80.6% and 85.1% of our total freight costs during the three months ended June 30, 2020 and 2019, respectively and 85.4% and 84.0% of our total freight costs during the six months ended June 30, 2020 and 2019, respectively.
Our agreement with Union Pacific expires on December 31, 2021. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For each of the six months ended June 30, 2020 and 2019, we did not make any shortfall payments and do not expect to make any such payments in the future.
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
Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.06 and $4.22 per MMBtu. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three and six months ended June 30, 2020 and 2019 were $1.50 and $1.66, and $1.44 and $2.08 per MMBtu, respectively. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 and the first quarter of 2020, we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility began operating in March 2020 and will provide us with an improvement of up to approximately $3 million per year in energy costs once fully operational, improving to up to approximately $4 million per year once the Green River Expansion Project is online.
Royalties. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company LLC, an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), which are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. Any increase in the royalty rates we are required to pay to our lessors and licensor through renewal or renegotiation of leases or license, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. Pursuant to the ANSAC Early Exit Agreement, we will incur a fixed rate per ton of selling, general, and administrative expense for each ton we sell to ANSAC. On October 23, 2015, the Partnership entered into a Services Agreement (the “Services Agreement”), with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
Ciner Group also owns and operates port facilities in Turkey, and, since 2017, one of its other North American subsidiaries has an arrangement to exclusively import soda ash into a port on the east coast of the U.S. Ciner Corp, which is the exclusive sales agent for the Partnership, will serve as the exclusive sales agent of that material and receive a commission on those sales. We believe by having access to that material, Ciner Corp is able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and as a result lower its overall costs to serve and which are subsequently charged to the Partnership.

Second Quarter 2020 Financial Highlights:

•
Net sales of $76.2 million decreased 41.3% from the prior-year second quarter; year-to-date of $190.6 million decreased 26.7% over the prior year. During the first half of 2020, the Partnership experienced a significant decline in sales volumes, production and pricing in response to COVID-19.

•
Soda ash volume produced decreased 32.8% from the prior-year second quarter, and soda ash volume sold decreased 37.1% from the prior-year second quarter; year-to-date soda ash volume produced decreased 16.3% from the prior-year, and soda ash volume sold decreased 19.6% from the prior-year. During the first half of 2020, the Partnership experienced a significant decline in production volumes in response to COVID-19.

•
Net (loss) income of $(5.4) million decreased $29.2 million from the prior-year second quarter; year-to-date of $8.8 million decreased $40.2 million over the prior year. Net (loss) income declined more than sales and production due to a significant amount of our plant costs are not as efficient with these low productions levels and are not proportionally impacted by lower sales and production volume.

•
Adjusted EBITDA of $2.8 million decreased 91.5% from the prior-year second quarter; year-to-date of $25.2 million decreased 61.8% over the prior year. During the first half of 2020, while sales and production volumes decreased significantly as a result of the response to COVID-19. Adjusted EBITDA declined more than sales and production due to a significant amount of our plant costs are not as efficient with these low productions levels and are not proportionally impacted by lower sales and production volume.

•	(Loss) earnings per unit of $(0.17) for the quarter decreased 130.4% over the prior-year second quarter of $0.56; year-to-date earnings per unit of $0.17 decreased 85.5% over the prior-year.

•	Net cash provided by operating activities of $14.5 million decreased 35.3% over prior-year second quarter; year-to-date of $31.2 million increased 11.4% over the prior year.

•	Distributable cash flow of negative $1.4 million decreased 110.1% compared to the prior-year second quarter; year-to-date distributable cash flow of $7.6 million decreased 74.2% over the prior year.

•	The distribution coverage ratio was N/A and 2.01 for the three months ended June 30, 2020 and 2019, respectively; and 1.12 and 2.15 for the six months ended June 30, 2020 and 2019, respectively.

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
The following table sets forth our results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for operating and other data section)	2020	2019	2020	2019
Net sales:
Sales—affiliates	$32.0	$81.8	$86.0	$159.3
Sales—others	44.2	48.0	104.6	100.9
Net sales	$76.2	$129.8	$190.6	$260.2
Operating costs and expenses:
Cost of products sold	67.7	90.6	154.3	180.8
Depreciation, depletion and amortization expense	6.5	6.9	13.0	13.2
Selling, general and administrative expenses—affiliates	4.4	5.3	8.5	10.8
Selling, general and administrative expenses—others	1.6	1.7	3.3	3.6
Total operating costs and expenses	80.2	104.5	179.1	208.4
Operating (loss) income	(4.0)	25.3	11.5	51.8
Interest income	0.1	0.1	0.1	0.2
Interest expense	(1.5)	(1.6)	(2.8)	(3.0)
Total other expense, net	(1.4)	(1.5)	(2.7)	(2.8)
Net (loss) income	(5.4)	23.8	8.8	49.0
Net (loss) income attributable to non-controlling interest	(2.1)	12.5	5.4	25.4
Net (loss) income attributable to Ciner Resources LP	$(3.3)	$11.3	$3.4	$23.6

Operating and Other Data:
Trona ore consumed (thousands of short tons)	771.8	1,006.4	1,814.4	2,039.6
Ore to ash ratio(1)	1.70: 1.0	1.49: 1.0	1.60: 1.0	1.51: 1.0
Ore grade(2)	86.7%	86.6%	86.7%	86.7%
Soda ash volume produced (thousands of short tons)	453.1	674.5	1,133.3	1,353.3
Soda ash volume sold (thousands of short tons)	426.5	678.5	1,090.2	1,355.6
Adjusted EBITDA(3)	$2.8	$32.8	$25.2	$66.0

(1)
Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.

(2)	Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities. A higher ore grade will produce more soda ash than a lower ore grade.

(3)	For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2020	2019	2020	2019	QTD	YTD

Net sales:
Domestic	$44.2	$48.0	$99.4	$100.9	(7.9)%	(1.5)%
International	32.0	81.8	91.2	159.3	(60.9)%	(42.7)%
Total net sales	$76.2	$129.8	$190.6	$260.2	(41.3)%	(26.7)%
Sales volumes (thousands of short tons):
Domestic	195.3	198.7	432.7	423.1	(1.7)%	2.3%
International	231.2	479.8	657.5	932.5	(51.8)%	(29.5)%
Total soda ash volume sold	426.5	678.5	1,090.2	1,355.6	(37.1)%	(19.6)%
Average sales price (per short ton) (1)
Domestic	$226.32	$241.57	$229.72	$238.48	(6.3)%	(3.7)%
International	$138.41	$170.49	$138.71	$170.83	(18.8)%	(18.8)%
Average	$178.66	$191.30	$174.83	$191.94	(6.6)%	(8.9)%
Percent of net sales:
Domestic net sales	58.0%	37.0%	52.2%	38.8%	56.8%	34.5%
International net sales	42.0%	63.0%	47.8%	61.2%	(33.3)%	(21.9)%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	45.8%	29.3%	39.7%	31.2%	56.3%	27.2%
International volume	54.2%	70.7%	60.3%	68.8%	(23.3)%	(12.4)%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.

As discussed in the “Overview” section above the impact of COVID-19 and actions taken by the Partnership in response to it had varying effects on our results of operations throughout the first half of 2020. The Partnership experienced a significant decrease in global demand and production volumes, which negatively impacted the business.
Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019
Consolidated Results
Net sales. Net sales decreased by 41.3% to $76.2 million for the three months ended June 30, 2020 from $129.8 million for the three months ended June 30, 2019, primarily driven by a decrease in soda ash volumes sold of 37.1% due to lower international demand for three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decrease in soda ash volumes sold was primarily attributable to the decline in global demand as a result of the COVID-19 pandemic. Also contributing to the decrease in net sales was a decline in international pricing, which continued the trend that began in the fourth quarter of 2019.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 23.9% to $74.2 million for the three months ended June 30, 2020 from $97.5 million for the three months ended June 30, 2019, which were primarily due to significant decreases in overall soda ash sales volumes and production in response to the COVID-19 pandemic, which were partially offset by the increased cost due to usage not being effective with the decrease in production.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 14.3% to $6.0 million for the three months ended June 30, 2020, compared to $7.0 million for the three months ended June 30, 2019. The decrease was driven primarily by decreased ANSAC services and employee benefit expenses, including lower medical and travel costs.
Operating (loss) income. As a result of the foregoing, operating (loss) income decreased by 115.8% to $(4.0) million for the three months ended June 30, 2020 from $25.3 million for the three months ended June 30, 2019. During the second quarter of 2020, production and sales decreased significantly. Operating results have declined by a greater percentage than production and sales due to a significant amount of fixed plant costs that are not proportionally impacted by lower sales and production volume. In addition, certain costs are higher due to cost related to employee safety and retention during the COVID-19 pandemic.

Net (loss) income. As a result of the foregoing, net (loss) income decreased by 122.7% to $(5.4) million for the three months ended June 30, 2020, from $23.8 million for the three months ended June 30, 2019.
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
Consolidated Results
Net sales. Net sales decreased by 26.7% to $190.6 million for the six months ended June 30, 2020 from $260.2 million for the six months ended June 30, 2019, primarily driven by a decrease in soda ash volumes sold of 19.6% due to lower international demand for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The decrease in soda ash volumes sold were primarily attributable to the decline in global demand as a result of the COVID-19 pandemic beginning in April 2020. Also contributing to the decrease in net sales was a decline in international pricing, which continued the trend that began in the fourth quarter of 2019.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 13.8% to $167.3 million for the six months ended June 30, 2020 from $194.0 million for the six months ended June 30, 2019, which were primarily due to significant decreases in overall soda ash sales volumes and production in response to COVID-19, which were partially offset by the increased cost due to usage not being effective with the decrease in production.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 18.1% to $11.8 million for the six months ended June 30, 2020, compared to $14.4 million for the six months ended June 30, 2019. The decrease was driven primarily by decreased affiliate expenses and employee benefit expenses, as well as lower professional fees incurred during the first half of 2020.
Operating income. As a result of the foregoing, operating income decreased by 77.8% to $11.5 million for the six months ended June 30, 2020 from $51.8 million for the six months ended June 30, 2019. During the first half of 2020, production and sales decreased significantly. Operating results have declined by a greater percentage than production and sales due to a significant amount of fixed plant costs that are not proportionally impacted by lower sales and production volume. In addition, certain costs are higher due to cost related to employee safety and retention during the COVID-19 pandemic.
Net income. As a result of the foregoing, net income decreased by 82.0% to $8.8 million for the six months ended June 30, 2020, from $49.0 million for the six months ended June 30, 2019.

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
Our sources of liquidity include:

•	cash generated from our operations of which we had cash on hand of $17.3 million at June 30, 2020;

•
approximately $105.0 million ($225.0 million, less $120.0 million outstanding), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined herein) as of June 30, 2020 (during the six months ended June 30, 2020, we made repayments on the Ciner Wyoming Credit Facility of $131.0 million, offset by borrowings of $121.5 million; and

•	$10.0 million is available for borrowing under the Ciner Resources Credit Facility (as defined herein) as of June 30, 2020.

As a result of the current negative financial impact and uncertainties in the near- and mid-term outlook for our business caused primarily by the COVID-19 pandemic, we are analyzing all aspects of our spending and are taking actions to maintain liquidity at levels we believe are necessary. We have taken steps to remove current non-essential spend, including limiting spending on travel, third-party services and other operating expenses. We are utilizing applicable COVID-19 related government relief programs. We have taken actions to adjust our capital spending and in particular our expansion capital spending until we have more clarity and visibility into the impact of the pandemic on our business. We have reviewed all of our capital projects to ensure that we are only spending on projects that are deemed to be essential in the current environment. In addition, on July 27, 2020, the Partnership amended the Ciner Wyoming Credit Facility and Ciner Resources Credit Facility, to among other things, increase our financial and liquidity flexibility in particular for the next few quarters that may be negatively impacted by COVID-19. Under the Ciner Wyoming Credit Facility and Ciner Resources Credit Facility, we are subject to business and operational risks that could adversely affect our cash flow, access to borrowings thereunder, and ability to make monthly installment payments on our debt obligations. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend on our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.

In further efforts to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on July 31, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. On August 3, 2020, in connection with making the distribution decision for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders in order to increase financial and liquidity flexibility during the COVID-19 pandemic. Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.

We are actively managing the business to maintain cash flow and we believe with these steps we have adequate liquidity to meet our anticipated requirements during the COVID pandemic. While we have begun to see signs of recovery with some of our customers and industries, primarily in the form of government re-openings and increasing sales orders, in comparison to quarter ended June 30, 2020, these recoveries are very fluid. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. We will review and, when appropriate, adjust our overall approach to capital allocation and liquidity as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold. See Part I, Item 2, Overview, “Recent Developments”, for more information.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of June 30, 2020, we had a working capital balance of $107.4 million as compared to a working capital balance of $116.0 million as of December 31, 2019. The primary driver for the decrease in our working capital balance was a decrease in cash and cash equivalents primarily related to repayments under the Ciner Wyoming Credit Facility during the six months ended June 30, 2020.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality

We have a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we currently commit to pay directly for reclamation costs. The amount of the bond was $36.2 million at both June 30, 2020 and December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond, which will require us to seek other acceptable financial instruments to provide additional assurances for our reclamation obligations. We expect to provide such assurances by securing a third-party surety bond no later than November 2020 but we cannot guarantee the availability, costs and terms of such surety bond. As of the date of this Report, we anticipate that any such impact on our net income and liquidity will be limited. The amount of such surety guarantee is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.  For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020.

Capital Expenditures
Our operations require investments to expand, upgrade or enhance existing operations and to meet evolving environmental and safety regulations. We distinguish between maintenance and expansion capital expenditures. Maintenance capital expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) are made to maintain, over the long-term, our operating income or operating capacity. Examples of maintenance capital expenditures are expenditures to upgrade and replace mining equipment and to address equipment integrity, safety and environmental laws and regulations. Our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves. Expansion capital expenditures are incurred for acquisitions or capital improvements made to increase, over the long-term, our operating income or operating capacity. Examples of expansion capital expenditures include the acquisition and/or construction of complementary assets to grow our business and to expand existing facilities, such as projects that increase production from existing facilities or reduce costs, to the extent such capital expenditures are expected to increase our long-term operating capacity or operating income.

The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019
Capital Expenditures:
Maintenance	$3.6	$4.1	$10.1	$5.2
Expansion	6.1	6.6	11.3	24.3
Total	$9.7	$10.7	$21.4	$29.5
During the six months ended June 30, 2020, capital expenditures decreased $8.1 million as compared to the six months ended June 30, 2019. The decrease was primarily driven by decreases in expansion capital expenditures because of the completion of our new co-generation facility, which began operating in March 2020. The decrease was partially offset by the continued increase of maintenance capital expenditures that began in the second half of 2019 at our Wyoming facility to both adequately maintain the facility’s physical assets and to improve its operational reliability.
Green River Expansion Project
We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash per year. We have recently conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, combined with the COVID-19 pandemic’s negative impact on our financial results we are re-prioritizing the timing of the significant expenditure items in order to increase financial and liquidity flexibility and until we have more clarity and visibility into the impact of the COVID-19 pandemic on our business.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,		Percent Increase/(Decrease)
(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$31.2	$28.0	11.4%
Investing activities	$(20.3)	$(37.5)	45.9%
Financing activities	$(8.5)	$8.7	(197.7)%
Operating Activities
Our operating activities during the six months ended June 30, 2020 provided cash of $31.2 million, an increase of 11.4% from the $28.0 million cash provided during the six months ended June 30, 2019, primarily as a result of the following:

•
$8.5 million of working capital provided by operating activities during the six months ended June 30, 2020, compared to $35.5 million of working capital used in operating activities during the six months ended June 30, 2019. The $44.0 million increase in working capital provided by operating activities was primarily due to the $26.4 million decrease in due-from affiliates for the six months ended June 30, 2020 compared to a $30.2 million increase for the six months ended June 30, 2019 primarily related to the timing of collections and lower sales to ANSAC; and

•	a decrease of 82.0% in net income of $40.2 million during the six months ended June 30, 2020, compared to $49.0 million for the prior-year period.
Investing Activities
We used cash flows of $20.3 million in investing activities during the six months ended June 30, 2020, compared to $37.5 million during the six months ended June 30, 2019, for capital projects as described in “Capital Expenditures” above.
Financing Activities

Cash used in financing activities of $8.5 million during the six months ended June 30, 2020 decreased by 197.7% over the prior-year cash provided by financing activities, largely due to repayments of the credit facility during the six months ended June 30, 2020.
Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	June 30, 2020
Short-term borrowings from banks:
Outstanding amount at period end	$120.0
Weighted average interest rate at period end(1)	2.83%
Average daily amount outstanding for the period	$146.6
Weighted average daily interest rate for the period(1)	2.96%
Maximum month-end amount outstanding during the period	$155.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of June 30, 2020, the interest rate swap contracts had an aggregate notional value of $50.0 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.

Contractual Obligations

During the six months ended June 30, 2020, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020 (the “2019 Annual Report”) other than as described below.

•	As discussed above, on March 26, 2020, we entered into the Ciner Wyoming Equipment Financing Arrangement;

•
At June 30, 2020, borrowings under the Ciner Wyoming Credit Facility increased by $9.5 million from December 31, 2019. The increase in borrowings was partially offset by a decrease in the interest rate on the Ciner Wyoming Credit Facility.

As a result of the above, our long-term debt and related interest obligations outstanding increased by $18.0 million as compared to December 31, 2019.

Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
There have been no other material changes in critical accounting policies followed by us during the six months ended June 30, 2020 from those disclosed in the 2019 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to net income:
Net income	$(5.4)	$23.8	$8.8	$49.0
Add backs:
Depreciation, depletion and amortization expense	6.5	6.9	13.0	13.2
Interest expense, net	1.4	1.5	2.7	2.8
Equity-based compensation expense, net of forfeitures	0.3	0.6	0.7	1.0
Adjusted EBITDA	$2.8	$32.8	$25.2	$66.0
Less: Adjusted EBITDA attributable to non-controlling interest	1.7	16.6	12.9	33.1
Adjusted EBITDA attributable to Ciner Resources LP	$1.1	$16.2	$12.3	$32.9

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$1.1	$16.2	$12.3	$32.9
Less: Cash interest (income) expense, net attributable to Ciner Resources LP	0.6	0.8	0.1	1.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.9	1.5	4.6	2.0
Distributable cash flow (deficit) attributable to Ciner Resources LP	$(1.4)	$13.9	$7.6	$29.5

Cash distribution declared per unit	$—	$0.340	$0.340	$0.680
Total distributions to unitholders and general partner	$—	$6.9	$6.8	$13.7
Distribution coverage ratio	N/A	2.01	1.12	2.15

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$14.5	$22.4	$31.2	$28.0
Add/(less):
Amortization of long-term loan financing	—	(0.1)	—	(0.1)
Net change in working capital	(12.9)	9.3	(8.5)	35.5
Interest expense, net	1.4	1.5	2.7	2.8
Other non-cash items	(0.2)	(0.3)	(0.2)	(0.2)
Adjusted EBITDA	$2.8	$32.8	$25.2	$66.0
Less: Adjusted EBITDA attributable to non-controlling interest	1.7	16.6	12.9	33.1
Adjusted EBITDA attributable to Ciner Resources LP	$1.1	$16.2	$12.3	$32.9
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.8	0.1	1.4
Less: Maintenance capital expenditures attributable to Ciner Resources LP	1.9	1.5	4.6	2.0
Distributable cash flow (deficit) attributable to Ciner Resources LP	$(1.4)	$13.9	$7.6	$29.5

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks and commodity price risks is discussed in Part II, Item 7A of our 2019 Annual Report. The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets. The impacts of such volatility on the Partnership cannot be predicted with confidence or reasonably estimated at this time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2020 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Report under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors Affecting our Results of Operations”, and the risk factors provided below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Report and our 2019 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. . The risk factors provided below have been updated since their initial inclusion in Part II, Item A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and shall supersede such risk factors.
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
The extent to which COVID-19 will continue to impact our future financial condition, results of operations, liquidity and ability to make distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact, among others. In particular, the outbreak and any preventative or protective actions that governments, the Partnership or its affiliates or customers, or third parties upon which we rely for essential supplies or logistics services may take in respect of the COVID-19 outbreak, may result in a period of operational disruption and a potential reduction in the availability of our workforce. COVID-19 could also have a material impact across a variety of our customers and customer segments, which could have a negative impact on the demand for our products. In addition, the COVID-19 outbreak may continue to impact our ability to timely develop and execute, or to ultimately realize the expected benefits from, our potential Green River Expansion Project, due to, among other things, a decline in the worldwide demand for soda ash, the cost or availability of debt financing or reduced cash flows from our operations to fund the project or any inability to procure the services, materials and equipment necessary to complete the project. For example, the COVID-19 outbreak has already impacted our revenue due to decreased demand for soda ash and contributed to our decision to suspend our distribution. Further, a prolonged period of disruption in worldwide economic and financial markets could constrain our available sources of liquidity to fund our operations, negatively impact our ability to service our financial obligations to lenders under our credit facilities and financing arrangements and pay distributions to our unitholders.
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

The extent to which the COVID-19 pandemic may directly or indirectly impact the future financial condition, results of operations and liquidity of certain members of the Ciner Group, including WE Soda, Ciner Enterprises, Ciner Holdings and our general partner, are uncertain and cannot be predicted with confidence, but could have a material adverse effect on our business, financial condition, results of operations and limit our ability to make distributions to unitholders.
The extent to which COVID-19 may directly or indirectly impact the future financial condition, results of operations and liquidity of certain members of the Ciner Group, including WE Soda, Ciner Enterprises, Ciner Holdings and our general partner, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, without limitation, the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact.  In response to the impact of the COVID-19 pandemic, WE Soda and Ciner Enterprises (collectively, the “FA Borrowers”) and certain other guarantors under the Facilities Agreement, including Ciner Holdings, the sole member of our general partner, and Ciner Corp, the sole member of Ciner Holdings, entered into the Amendment and Restatement Agreement dated as of July 24, 2020 (the “Facilities Amendment”), which amended the Facilities Agreement. The Facilities Amendment includes certain covenants and conditions that if not met by the dates specified therein, may entitle the agent as directed by the majority lenders to effectively invalidate the amendments and waivers set forth in the Facilities Amendment.  WE Soda management anticipates that if the amendments and waivers set forth in the Facilities Amendment are so invalidated, absent a waiver under the Facilities Agreement, there are scenarios whereby WE Soda may not be in compliance with the Facilities Agreement within the next 12 months, and there is no assurance that such waiver or amendment, if required, may be obtained.
We are currently uncertain whether the covenants and conditions of the Facilities Amendment will be met and if they are not whether the FA Borrowers will be able to obtain a waiver from the lenders or otherwise cure or resolve their non-compliance with the Facilities Agreement, and we have no control over the FA Borrowers to undertake any such actions. Unless a breach does not actually occur or is cured or otherwise resolved in a manner amenable to the lenders under the Facilities Agreement, the lenders would be able to foreclose on the applicable collateral, including Ciner Holdings’ limited partnership interests in us and 100% of the membership interest in Ciner Holdings, which would enable the lenders to own and control our general partner, the entity that controls our management and operation.  In addition, such a change of control could result in our indebtedness coming due. Such a default under the Facilities Agreement and foreclosure on the membership interest in Ciner Holdings could have a material adverse effect on our business, financial condition, results of operations and limit our ability to make distributions to unitholders.

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
3.1
Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.4
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.5
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.6
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)

3.7
Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.8
Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.9
Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.10
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

10.1
Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)

10.2
Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Resources LP, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)

10.3
Amendment Number 001 to Master Loan and Security Agreement, dated as of July 27, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)

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

95.1*	Mine Safety Disclosures
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 104)

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	August 3, 2020
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)
Date:	August 3, 2020
		By:	/s/ Ahmet Tohma
Ahmet Tohma Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	August 3, 2020
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)