Form 10-Q
period 2020-09-30
Ciner Resources LP
filed 2020-11-03
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
The registrant had 19,767,335 common units and 399,000 general partner units outstanding at October 26, 2020, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$1.7	$14.9
Accounts receivable—affiliates	79.9	95.0
Accounts receivable, net	30.3	36.0
Inventory	25.3	24.2
Other current assets	3.3	2.2
Total current assets	140.5	172.3
Property, plant and equipment, net	308.6	297.7
Other non-current assets	25.4	24.3
Total assets	$474.5	$494.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3.0	$—
Accounts payable	15.1	14.2
Due to affiliates	2.9	3.0
Accrued expenses	35.7	39.1
Total current liabilities	56.7	56.3
Long-term debt	117.8	129.5
Other non-current liabilities	7.7	8.6
Total liabilities	182.2	194.4
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Ciner Wyoming Holding Co. (19.8 units issued and outstanding at September 30, 2020 and December 31, 2019)	164.1	171.4
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at September 30, 2020 and December 31, 2019)	4.1	4.3
Accumulated other comprehensive loss	(0.1)	(3.0)
Partners’ capital attributable to Ciner Resources LP	168.1	172.7
Non-controlling interest	124.2	127.2
Total equity	292.3	299.9
Total liabilities and partners’ equity	$474.5	$494.3
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2020	2019	2020	2019
Net Sales:
Sales—affiliates	$44.2	$80.4	$130.2	$239.7
Sales—others	54.0	56.8	158.6	157.7
Net sales	98.2	137.2	288.8	397.4
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	78.8	93.9	233.1	274.7
Depreciation, depletion and amortization expense	7.8	6.8	20.8	20.0
Selling, general and administrative expenses—affiliates	4.5	4.4	13.0	15.2
Selling, general and administrative expenses—others	0.2	0.7	3.5	4.3
Total operating costs and expenses	91.3	105.8	270.4	314.2
Operating income	6.9	31.4	18.4	83.2
Other (expenses) income:
Interest income	—	0.1	0.1	0.3
Interest expense	(1.2)	(1.6)	(4.0)	(4.6)
Other, net	(0.3)	—	(0.3)	—
Total other expense, net	(1.5)	(1.5)	(4.2)	(4.3)
Net income	$5.4	$29.9	$14.2	$78.9
Net income attributable to non-controlling interest	3.1	15.1	8.5	40.5
Net income attributable to Ciner Resources LP	$2.3	$14.8	$5.7	$38.4
Other comprehensive income (loss):
Income (loss) on derivative financial instruments	4.9	$(1.1)	5.6	$(0.7)
Comprehensive income	10.3	28.8	19.8	78.2
Comprehensive income attributable to non-controlling interest	5.5	14.6	11.2	40.2
Comprehensive income attributable to Ciner Resources LP	$4.8	$14.2	$8.6	$38.0

Net income per limited partner unit:
Net income per limited partner unit - (basic)	$0.11	$0.74	$0.28	$1.91
Net income per limited partner unit - (diluted)	$0.11	$0.73	$0.28	$1.90

Limited partner units outstanding:
Weighted average limited partner units outstanding - (basic)	19.7	19.7	19.7	19.7
Weighted average limited partner units outstanding - (diluted)	19.7	19.7	19.7	19.8
  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2020	2019

Cash flows from operating activities:
Net income	$14.2	$78.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	21.0	20.2
Equity-based compensation expenses	0.9	0.4
Other non-cash items	0.2	0.3
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	15.1	(30.0)
Accounts receivable, net	5.7	(2.7)
Inventory	(2.2)	—
Other current and non-current assets	0.4	0.7
Increase (decrease) in:
Accounts payable	(1.6)	(1.2)
Due to affiliates	(0.3)	2.1
Accrued expenses and other liabilities	(1.0)	(0.3)
Net cash provided by operating activities	52.4	68.4
Cash flows from investing activities:
Capital expenditures	(28.4)	(49.3)
Net cash used in investing activities	(28.4)	(49.3)
Cash flows from financing activities:
Borrowings on Ciner Wyoming Credit Facility	159.0	95.0
Borrowings on Ciner Wyoming Equipment Financing Arrangement	30.0	—
Repayments on Ciner Wyoming Credit Facility	(196.0)	(61.0)
Repayments on Ciner Wyoming Equipment Financing Arrangement	(1.5)	—
Debt issuance costs	(0.6)	—
Common units surrendered for taxes	(0.2)	(0.5)
Distributions to common unitholders	(13.4)	(24.6)
Distributions to general partner	(0.3)	(0.5)
Distributions to non-controlling interest	(14.2)	(25.5)
Net cash used in financing activities	(37.2)	(17.1)
Net increase/(decrease) in cash and cash equivalents	(13.2)	2.0
Cash and cash equivalents at beginning of period	14.9	10.2
Cash and cash equivalents at end of period	$1.7	$12.2

Supplemental disclosure of cash flow information:
Interest paid during the period	$4.0	$4.3
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$9.3	$5.9
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Net income	12.1	0.2	—	12.3	12.9	25.2
Other comprehensive income	—	—	1.0	1.0	1.0	2.0
Equity-based compensation plan activity	(0.3)	—	—	(0.3)	—	(0.3)
Distributions	(11.1)	(0.2)	—	(11.3)	(9.8)	(21.1)
Balance at March 31, 2019	$154.5	$3.9	$(2.8)	$155.6	$110.3	$265.9
Net income	11.0	0.3	—	11.3	12.5	23.8
Other comprehensive loss	—	—	(0.8)	(0.8)	(0.8)	(1.6)
Equity-based compensation plan activity	0.7	—	—	0.7	—	0.7
Distributions	(6.8)	(0.2)	—	(7.0)	(9.2)	(16.2)
Balance at June 30, 2019	$159.4	$4.0	$(3.6)	$159.8	$112.8	$272.6
Net income	14.5	0.3	—	14.8	15.1	29.9
Other comprehensive loss	—	—	(0.6)	(0.6)	(0.5)	(1.1)
Equity-based compensation plan activity	(0.4)	—	—	(0.4)	—	(0.4)
Distributions	(6.7)	(0.1)	—	(6.8)	(6.5)	(13.3)
Balance at September 30, 2019	$166.8	$4.2	$(4.2)	$166.8	$120.9	$287.7

Balance at December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Net income	6.6	0.1	—	6.7	7.5	14.2
Other comprehensive loss	—	—	(1.0)	(1.0)	(1.1)	(2.1)
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Distributions	(6.7)	(0.1)	—	(6.8)	(7.1)	(13.9)
Balance at March 31, 2020	$171.4	$4.3	$(4.0)	$171.7	$126.5	$298.2
Net loss	(3.3)	—	—	(3.3)	(2.1)	(5.4)
Other comprehensive income	—	—	1.4	1.4	1.4	2.8
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Distributions	(6.7)	(0.2)	—	(6.9)	(7.1)	(14.0)
Balance at June 30, 2020	$161.7	$4.1	$(2.6)	$163.2	$118.7	$281.9
Net income	2.3	—	—	2.3	3.1	5.4
Other comprehensive income	—	—	2.5	2.5	2.4	4.9
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Balance at September 30, 2020	$164.1	$4.1	$(0.1)	$168.1	$124.2	$292.3

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

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report”) filed with the United States Securities and Exchange Commission on March 9, 2020. There have been no other material changes in the significant accounting policies followed by us during the nine months ended September 30, 2020 from those disclosed in the 2019 Annual Report.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our production is considered “essential”, the COVID-19 outbreak disrupted our customers and customer segments, which had a negative impact on the demand for our products which adversely affected our operations. At September 30, 2020, as we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weaker than pre-COVID-19 levels or deteriorate further, our business, financial condition and results of operations may be further materially and adversely impacted.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of LIBOR, which is currently expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance provides the following optional expedients: (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic.

The Partnership currently references LIBOR for certain debt and hedging arrangements. While existing effective debt and hedging relationships are expected to continue, the Partnership is continuing to evaluate the provisions of ASU 2020–04 and the impacts of transitioning to an alternative rate. The ultimate outcome of the transition cannot be determined at this time, but is not expected to have a material impact on the Partnership's financial statements.

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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Potentially anti-dilutive units outstanding were immaterial for both the three and nine months ended September 30, 2020 and 2019.
The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2020	2019	2020	2019
Numerator:
Net income attributable to Ciner Resources LP	$2.3	$14.8	$5.7	$38.4
Less: General partner’s interest in net income	—	0.3	0.1	0.8
Total limited partners’ interest in net income	$2.3	$14.5	$5.6	$37.6

Denominator:
Weighted average limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.7	19.7
Weighted average limited partner units outstanding (diluted)	19.7	19.7	19.7	19.8

Net income per limited partner units:
Net income per limited partner unit (basic)	$0.11	$0.74	$0.28	$1.91
Net income per limited partner unit (diluted)	$0.11	$0.73	$0.28	$1.90
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income attributable to common unitholders:
Distributions(1)	$—	$6.7	$6.7	$20.1
(Distributions in excess)/Undistributed earnings of net income (loss)	2.3	7.8	(1.1)	17.5
Common unitholders’ interest in net income	$2.3	$14.5	$5.6	$37.6

(1) Distributions declared per limited partner unit for the period	$—	$0.340	$0.340	$1.020
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

In an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on August 3, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. In addition, effective August 3, 2020, in connection with the quarterly distribution for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders.

Effective November 2, 2020, the board of Ciner Wyoming unanimously approved a continuation of the suspension of quarterly distributions to the members of Ciner Wyoming. Effective November 2, 2020, in connection with the quarterly distribution for the quarter ended September 30, 2020, each of the members of the board of directors of our general partner approved a continuation of the suspension of quarterly distributions to members and unitholders in order to increase financial and liquidity flexibility as the COVID-19 pandemic continues.

Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.

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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	September 30, 2020	December 31, 2019
Raw materials	$10.7	$8.7
Finished goods	4.9	6.9
Stores inventory	9.7	8.6
Total	$25.3	$24.2

4. DEBT

Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	September 30, 2020	December 31, 2019
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.25% and 3.27% at September 30, 2020 and December 31, 2019, respectively	$92.5	$129.5
Ciner Wyoming Equipment Financing Arrangement, principal and interest due in monthly installments beginning in April 2020 through March 2028, fixed rate interest at 2.479% per annum	28.3	—
Total debt	120.8	129.5
Current portion of long-term debt	3.0	—
Total long-term debt	$117.8	$129.5

Aggregate maturities required on long-term debt at September 30, 2020 are due in future years as follows:

(In millions)	Amount
2020	$0.7
2021	3.0
2022	95.6
2023	3.2
2024	3.3
Thereafter	15.2
Total	$121.0

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

Among other things, the Initial Secured Note:
•has a principal amount of $30,000,000;

•has a maturity date of March 26, 2028;

•shall be payable by Ciner Wyoming to Lender in 96 consecutive monthly installments of principal and interest commencing on April 26, 2020 and continuing thereafter until the maturity date of the Initial Secured Note, which shall be in the amount of approximately $307,000 for the first 95 monthly installments and approximately $4,307,000 for the final monthly installment; and

•entitles Ciner Wyoming to prepay all (but not less than all) of the outstanding principal balance of the Initial Secured Note (together with all accrued interest and other charges and amounts owed thereunder) at any time after one (1) year from the date of the Initial Secured Note, subject to Ciner Wyoming paying to Lender an additional prepayment amount determined by the amount of principal balance prepaid and the date such prepayment is made.

In connection with the Second Ciner Wyoming Amendment (as defined below), the Master Agreement was also amended to incorporate, among other things, the modified covenants set forth in the Second Ciner Wyoming Amendment related to consolidated leverage ratios of Ciner Wyoming.

Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement at September 30, 2020 was $28.5 million ($28.3 million net of financing costs). During nine months ended September 30, 2020, Ciner Wyoming recorded $0.2 million of debt issuance costs in association with the Ciner Wyoming Equipment Financing Arrangement.

At September 30, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement.
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

On July 27, 2020, the Ciner Wyoming Credit Facility was amended (the “Second Ciner Wyoming Amendment”) to increase our financial and liquidity flexibility in particular for the next few quarters that may be negatively impacted by COVID-19. The Second Ciner Wyoming Amendment, among other things, (i) increases for a limited period certain restrictive debt covenants that require the Company and its subsidiaries to maintain certain consolidated leverage ratios and consolidated interest coverage ratios at the end of each period, (ii) provides a tiered interest rate structure based on applicable covenant ratios and establish a 0.5% interest floor, (iii) effectuates changes to collateral restricted disbursements and covenant to give security if covenant ratios are equal to or above certain levels. The Second Ciner Wyoming Amendment also provides for covenants to restrict certain payments and to give security in certain personal property of Ciner Wyoming following a fiscal quarter in which the consolidated leverage ratio is equal to or higher than 3.50:1.0, so long as the applicable consolidated leverage ratio limit is otherwise adhered to. Any such security shall be released upon achievement of a consolidated leverage ratio less than 2.00:1.0 at the end of any quarter.

In addition, the Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to:

•make distributions on or redeem or repurchase units;

•incur or guarantee additional debt;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates of Ciner Wyoming;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.

The Second Ciner Wyoming Amendment also required quarterly maintenance of a consolidated leverage ratio below those shown in the table below and a consolidated interest coverage ratio (as defined in the Ciner Wyoming Credit Facility) of not less than 3.00:1.0.

Fiscal Quarter ending	Consolidated Leverage Ratio
September 30, 2020	3.50:1.0
December 31, 2020	4.50:1.0
March 31, 2021	4.50:1.0
June 30, 2021	4.00:1.0
September 30, 2021	3.50:1.0
December 31, 2021 and each fiscal quarter ending thereafter	3.00:1.0

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

The Ciner Wyoming Credit Facility has an interest rate floor of 0.50%.

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
At September 30, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

The Second Ciner Resources Amendment also required quarterly maintenance of a consolidated leverage ratio below those shown in the table below and a consolidated interest coverage ratio (as defined in the Ciner Resources Credit Facility) of not less than 3.00:1.0.

Fiscal Quarter ending	Consolidated Leverage Ratio
September 30, 2020	3.50:1.0
December 31, 2020	4.50:1.0
March 31, 2021	4.50:1.0
June 30, 2021	4.00:1.0
September 30, 2021	3.50:1.0
December 31, 2021 and each fiscal quarter ending thereafter	3.00:1.0

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

The Ciner Resources Credit Facility has an interest rate floor of 0.50%.

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
At September 30, 2020, Ciner Resources has not drawn upon the $10.0 million of availability under this facility. Additionally, at September 30, 2020 Ciner Resources was in compliance with all financial covenants of the Ciner Resources Credit Facility.

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

The Partnership was informed that, in response to the impact of the COVID-19 pandemic, on July 24, 2020, the Ciner obligors entered into the Amendment and Restatement Agreement dated as of July 24, 2020, as further amended on August 31, 2020 (collectively, the “Facilities Amendment”), which amended, among other things, certain financial covenants. As of September 30, 2020, WE Soda was in compliance with the Facilities Amendment. However given the uncertainty surrounding the negative financial impact of COVID-19 on the economy, WE Soda management anticipates that, in the absence of a waiver, there are scenarios whereby WE Soda may not be in compliance with certain covenants within the next twelve months and there is no assurance that such waiver may be obtained, if required. In addition, such a change of control could result in our indebtedness coming due.

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	September 30, 2020	December 31, 2019
Reclamation reserve	$5.9	$5.7
Derivative instruments and hedges, fair value liabilities and other	1.8	2.9
Total	$7.7	$8.6
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	September 30, 2020	December 31, 2019
Beginning reclamation reserve balance	$5.7	$5.4
Accretion expense	0.2	0.3
Ending reclamation reserve balance	$5.9	$5.7

6. EMPLOYEE COMPENSATION

The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plans had a net liability balance of $50.9 million and $54.8 million at September 30, 2020 and December 31, 2019, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension costs for the three months ended September 30, 2020 and 2019 were a benefit of $(0.2) million and expense of $0.1 million, respectively, and nine months ended September 30, 2020 and 2019 were a benefit of $(0.9) million and expense of $0.9 million, respectively. The benefit in pension costs during the nine months ended September 30, 2020 was driven by asset changes from the prior year.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended September 30, 2020 and 2019 were $0.5 million and $0.6 million, respectively, and $2.8 million and $2.5 million for the nine months ended September 30, 2020 and 2019.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The Ciner Corp post-retirement plan had a net unfunded liability of $13.1 million and $13.8 million at September 30, 2020 and December 31, 2019, respectively. The liability is updated on December 31 based on an actuarial valuation. Throughout the year as medical, dental and life insurance payments are made, the liability is reduced.
The Partnership’s allocated portion of postretirement costs (benefit) for the three months ended September 30, 2020 and 2019 were $0.2 million expense and $(0.6) million benefit, respectively, and nine months ended September 30, 2020 and 2019 were $1.0 million expense and $(1.8) million benefit, respectively. The prior period benefit was the result of previous plan changes that have fully amortized.

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
All employee, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of September 30, 2020, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, those forfeited units will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the nine months ended September 30, 2020, a total of 21,720 common units were granted and fully vested to non-employee directors compared to 8,832 common units were granted during the nine months ended September 30, 2019. The grant date average fair value per unit of these awards was $9.88 and $25.48 for the nine months ended September 30, 2020 and 2019, respectively. The total fair value of these awards was approximately $0.2 million during each of the nine months ended September 30, 2020 and 2019.
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
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	55,454	$20.33	71,436	$27.56
Granted	—	—	38,402	16.45
Vested	(27,802)	22.94	(32,087)	27.85
Forfeited	(1,142)	18.29	(18,871)	27.10
Unvested at the end of the period	26,510	$17.54	58,880	$20.24

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	20,173	$41.79	52,974	$42.22
Granted	—	—	—	—
Vested	(9,058)	42.21	(4,766)	43.93
Forfeited	(655)	26.05	(26,505)	42.12
Unvested at the end of the period	10,460	$42.41	21,703	$41.99

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

The following table presents a summary of activity on the 2019 Performance Unit Awards for the period:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	35,908	$16.45	—	$—
Granted	—	—	38,402	16.45
Vested	—	—	—	—
Forfeited	(1,384)	16.45	—	—
Unvested at the end of the period	34,524	$16.45	38,402	$16.45

(1)Determined by dividing the weighted average price per common unit on the date of grant.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and all performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.4	1.46	$0.9	1.95
TR Performance Unit Awards	0.1	0.5	0.3	1.98
2019 Performance Unit Awards	0.1	1.50	0.6	2.34
Total	$0.6		$1.8

8. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2019	(3.0)
Other comprehensive income before reclassification	1.2
Amounts reclassified from accumulated other comprehensive loss	1.7
Net current period other comprehensive loss	2.9
Balance at September 30, 2020	$(0.1)
Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including the portion attributable to non-controlling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments. The components of other comprehensive income/(loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.3	$0.2	$(0.6)	$(0.8)
Mark to market adjustment on natural gas forward contracts	4.6	(1.3)	6.2	0.1
Gain/(loss) on derivative financial instruments	$4.9	$(1.1)	$5.6	$(0.7)

Reclassifications for the period
The components of other comprehensive loss, attributable to Ciner Resources, that have been reclassified consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2020	2019	2020	2019
Details about other comprehensive loss components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$—	$0.3	$—	Interest expense
Natural gas forward contracts	0.4	0.4	1.4	0.4	Cost of products sold
Total reclassifications for the period	$0.5	$0.4	$1.7	$0.4

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

Off-Balance Sheet Arrangements
We have historically been subject to a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we committed to pay directly for reclamation costs. The amount of the self-bond was $36.2 million at both September 30, 2020 and December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and requires us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020. We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount. After we secured the Surety Bond, the Self-Bond Agreement was terminated. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond is immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.

10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, Ciner Corp is responsible for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. ANSAC serves as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. ANSAC operates on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, had as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, delivered a notice to terminate its membership in ANSAC. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminates Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). For a limited period after December 31, 2020, Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services. Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. Potential liabilities associated with exiting ANSAC are not currently expected to be material.
Historically, by design and prior to Ciner Corp’s exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the nine months ended September 30, 2020 and 2019, accounting for 45.1% and 60.3%, respectively, of our net sales. Although ANSAC has been our largest customer for the aforementioned periods, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will be more than able to adequately replace these net sales.

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
The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Ciner Corp	$4.1	$3.6	$11.6	$12.4
ANSAC (1)	0.4	0.8	1.4	2.8
Total selling, general and administrative expenses - affiliates	$4.5	$4.4	$13.0	$15.2

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
ANSAC and Total	$44.2	$80.4	$130.2	$239.7

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	$39.8	$53.8	$0.4	$1.6
CIDT (1)	—	5.5	—	—
Ciner Corp	40.1	35.7	2.1	1.4
Other	—	—	0.4	—
Total	$79.9	$95.0	$2.9	$3.0

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
The net sales by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Domestic	$53.7	$56.8	$153.1	$157.7
International
ANSAC	44.2	80.4	130.2	239.7
Other	0.3	—	5.5	—
Total international	44.5	80.4	135.7	239.7
Total net sales	$98.2	$137.2	$288.8	$397.4

12. FAIR VALUE MEASUREMENTS
Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value because of the nature of such instruments. Our derivative financial instruments are measured at their fair value based on quoted market values for similar but not identical financial instruments. See the company’s most recently filed Form 10-K for additional disclosures on valuation methodology and fair value.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of three individual $12.5 million swaps with an aggregate notional value of $37.5 million at September 30, 2020 and four individual $12.5 million swaps with an aggregate notional value of $50.0 million at December 31, 2019. The swaps have various maturities through 2023.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $24.7 million and $31.2 million at September 30, 2020 and December 31, 2019, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations on our unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019:

		Assets			Liabilities
		September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$—	$—	Accrued Expenses	$0.3	$0.9
Natural gas forward contracts - current	Other current assets	1.5	0.1	Accrued Expenses	0.7	2.4
Natural gas forward contracts - non-current	Other non-current assets	1.0	0.2	Other non-current liabilities	0.5	2.9
Interest rate swap contracts - non-current		—	—	Other non-current liabilities	1.2	—
Total fair value of derivatives designated as hedging instruments		$2.5	$0.3		$2.7	$6.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Suspension of Distributions

Effective November 2, 2020, the board of Ciner Wyoming unanimously approved a continuation of the suspension of quarterly distributions to the members of Ciner Wyoming. Effective November 2, 2020, in connection with the quarterly distribution for the quarter ended September 30, 2020, each of the members of the board of directors of our general partner approved a continuation of the suspension of quarterly distributions to members and unitholders in order to increase financial and liquidity flexibility as the COVID-19 pandemic continues.
Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
Off-Balance Sheet Arrangements
We have historically been subject to the Self-Bond Agreement with the WDEQ under which we committed to pay directly for reclamation costs. The amount of the self-bond was $36.2 million at both September 30, 2020 and December 31, 2019. Pursuant to new legislation in the State of Wyoming, we provided alternate financial assurances by timely securing the Surety Bond for the then-applicable full self-bond amount. After we secured the Surety Bond, the Self-Bond Agreement was terminated. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.

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
•domestic and international demand for soda ash in the flat glass, container glass, detergent, chemical and paper industries in which our customers operate or serve;
•the freight costs we pay to transport our soda ash to customers or various delivery points;
•the cost of electricity and natural gas used to power our operations;
•the amount of royalty payments we are required to pay to our lessors and licensor and the duration of our leases and license;
•political disruptions in the markets we or our customers serve, including any changes in trade barriers;
•our relationships with our customers and or our sales agent’s ability to renew contracts on favorable terms to us;
•the creditworthiness of our customers;
•a cybersecurity event;
•the short and long term impact of the COVID-19 pandemic, including the impact of government orders on our employees, suppliers, customers and operations;
•the impact of the ANSAC Early Exit Agreement (as defined below) and our transition to the utilization of Ciner Group’s global distribution network for some of our export operations beginning on January 1, 2021:
•regulatory action affecting the supply of, or demand for, soda ash, our ability to mine trona ore, our transportation logistics, our operating costs or our operating flexibility;
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
•the level of our operating, maintenance and general and administrative expenses, including reimbursements to our general partner for services provided to us;
•the cost of acquisitions, if any;

•our debt service requirements and other liabilities;
•fluctuations in our working capital needs;
•our ability to borrow funds and access capital markets;
•restrictions on distributions contained in debt agreements to which we, Ciner Wyoming or our affiliates are a party;
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

Our Response to COVID-19

We continue to closely monitor the impact of the outbreak of COVID-19 and all governmental actions in response thereto on all aspects of our business, including how it impacts our customers, employees, supply chain, distribution network and cash flows. We have taken strong proactive steps to keep the safety of our team and their families as the priority.  We are executing a comprehensive plan to help prevent the spread of the virus in our work locations and it appears to be having a positive impact. This plan includes multiple layers of protection for our employees including but not limited to social distancing, working from home for certain employees, splitting shifts, increased sanitation, restricted contractor and visitor access, temperature checks on all contractors and third-party vendors, travel restrictions, mask wearing requirements, and daily communication with our teams.  We have conducted proactive quarantining and contact tracing from the early days of this pandemic and require self-reporting of any illness, in addition to a company doctor, weekly status meetings, tracking local resources, and industry wide efforts.  We have also prepared strong contingency plans for all our operations with specific actions based on absentee rates.  While we have not utilized any such plans to date as they have not been needed, they are continuously refined in case needed. We anticipate a re-opening of society when the virus plateaus and diminishes, and we have completed re-entry plans to implement as they become appropriate.   We are using data to guide our actions rather than firm dates, and our teams are kept up to date on these plans.  Our focus prior to and during this pandemic has been the safety of our teams and this will continue to be our priority as we scale our operations back to normal as the data guides us to do so. We continue to actively monitor and adhere to applicable local, state, federal, and international governmental guideline actions to better ensure the safety of our employees.

The impact of COVID-19

In the first quarter of 2020, we started to see the impact of COVID-19 on our operations in the form of slowing global demand and downward pricing pressure and we began at that time to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands.
In the second quarter of 2020, the decline in demand adversely impacted our sales and production volume, and price per ton. We experienced an approximately 33% decline in production volumes and 36% decline in sales volumes when compared to our pre-COVID-19 production and sales levels in the quarter ended March 31, 2020, respectively, primarily as a result of utilizing the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands in the near- and mid-term. Our international demand was impacted the most as different countries dealt with different levels of the outbreak and shutdowns. In addition, our customers in the flat glass and in particular the automotive business were significantly negatively impacted.
In the third quarter of 2020, demand showed signs of recovery domestically; however, there was still a decline in the global market compared to the third quarter of 2019. Our international demand continues to be impacted the most as different countries deal with different levels of the outbreak and shutdowns, but has shown signs of recovery during the third quarter of 2020 as compared to the second quarter of 2020. While we have yet to recover to the pre-COVID levels, overall sales volumes increased 26.7% and overall production volumes increased 1.5% over second quarter 2020 results. Our production volume has trended upward consistently with our sales volume except for an unplanned weather related outage in September. So far, we have been able to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and customers’ demands, but the Partnership may experience similar declines in the near- and mid-term as the COVID-19 pandemic continues.
At this time, we are unable to predict the ultimate impact that COVID-19 may have on our business, future results of operations, financial position, cash flows or ability to make distributions to unitholders. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by local, state, federal or international government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. While we have begun to see signs of recovery with some of our customers and industries, primarily in the form of government re-openings and increasing orders these recoveries are very fluid. We are actively managing the business to maintain cash flow, and we believe we have enough liquidity to meet our anticipated liquidity requirements. As of September 30, 2020, we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, and the potential negative financial impact to our results cannot be reasonably estimated but could be material.
For the nine months ended September 30, 2020 we have incurred $1.6 million in costs directly related to COVID-19 primarily in the form of costs related to employee safety and retention and additional inventory storage and logistics costs during the COVID-19 pandemic.

Notice to Terminate Membership in ANSAC
As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, had as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, delivered a notice to terminate its membership in ANSAC. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminates Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). For a limited period after December 31, 2020, Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services. Between now and the ANSAC termination date, Ciner Corp continues to have full ANSAC membership benefits and services. Potential liabilities associated with exiting ANSAC are not expected to be material.

Historically, by design and prior to our exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the nine months ended September 30, 2020 and 2019, accounting for 45.1% and 60.3%, respectively, of our net sales. Although ANSAC has been our largest customer for the aforementioned periods, we anticipate that the impact of such termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will be more than able to adequately replace these net sales.

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

Suspension of Distributions
In an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on August 3, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. In addition, effective August 3, 2020, in connection with the quarterly distribution for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders.

Effective November 2, 2020, the board of Ciner Wyoming unanimously approved a continuation of the suspension of quarterly distributions to the members of Ciner Wyoming. Effective November 2, 2020, in connection with the quarterly distribution for the quarter ended September 30, 2020, each of the members of the board of directors of our general partner approved a continuation of the suspension of quarterly distributions to members and unitholders in order to increase financial and liquidity flexibility as the COVID-19 pandemic continues.

Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.

Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with GDP. We expected that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near- and mid-term we expect that COVID-19 will continue to have a material impact across a variety of our customers and customer segments which will have a negative impact on demand for our products. In the third quarter of 2020, demand showed signs of recovery domestically; however, there was still a decline in the global market compared to the third quarter of 2019. Our international demand continues to be impacted the most as different countries deal with different levels of the outbreak and shutdowns, but has shown signs of recovery during the third quarter of 2020 in comparison to the second quarter 2020. While we have yet to recover to the pre-COVID levels, overall sales volumes increased 26.7% over second quarter 2020 results. We have been able to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and customers’ demands, but the Partnership may experience similar declines in the near- and mid-term as the COVID-19 pandemic continues.

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
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 and the first quarter of 2020, we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility began operating in March 2020 and in a normal production environment is expected to provide us with an improvement of up to approximately $3 million annually in energy costs and up to approximately $4 million annually once the Green River Expansion Project is online.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.67: 1.0 and 1.62: 1.0 for the three and nine months ended September 30, 2020, respectively, and 1.53: 1.0 and 1.51: 1.0 for the three and nine months ended September 30, 2019, respectively.
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
All of our soda ash is shipped by rail or truck from our Green River Basin operations. Union Pacific Railroad Corporation (“Union Pacific”) is our largest provider of domestic rail freight services. Our plant receives rail service exclusively from Union Pacific and shipments by rail accounted for 82.7% and 86.5% of our total freight costs during the three months ended September 30, 2020 and 2019, respectively and 84.5% and 84.9% of our total freight costs during the nine months ended September 30, 2020 and 2019, respectively.

Our agreement with Union Pacific expires on December 31, 2021. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For each of the nine months ended September 30, 2020 and 2019, we did not make any shortfall payments and do not expect to make any such payments in the future.
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

Energy.   A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.06 and

$4.22 per MMBtu. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three and nine months ended September 30, 2020 and 2019 were $1.74 and $1.77, and $1.54 and $1.98 per MMBtu, respectively. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 and the first quarter of 2020, we continued construction on a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility began operating in March 2020 and in a normal production environment is expected to provide us with an improvement of up to approximately $3 million annually in energy costs, and up to approximately $4 million annually once the Green River Expansion Project is online.
Royalties. During the three and nine months ended September 30, 2020, we paid royalties to the State of Wyoming, the U.S. Bureau of Land Management and Rock Springs Royalty Company LLC, an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), which were calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. Any increase in the royalty rates we are required to pay to our lessors and licensor through renewal or renegotiation of leases or license, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
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
Ciner Group also owns and operates port facilities in Turkey, and, since 2017, one of its other North American subsidiaries has an arrangement to exclusively import soda ash into a port on the U.S east coast. Ciner Corp, which is the exclusive sales agent for the Partnership, also serves as the exclusive sales agent of that material and receives a commission on those sales. We believe by having access to that material, Ciner Corp is able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and as a result lower its overall costs to serve, which are subsequently charged to the Partnership.

Third Quarter 2020 Financial Highlights:

•Net sales of $98.2 million decreased 28.4% from the prior-year third quarter; year-to-date of $288.8 million decreased 27.3% over the prior year. During the second and third quarters of 2020, the Partnership experienced a significant decline in sales volumes, production and pricing in response to COVID-19.
•Soda ash volume produced decreased 35.3% from the prior-year third quarter, and soda ash volume sold decreased 23.8% from the prior-year third quarter; year-to-date soda ash volume produced decreased 22.8% from the prior-year, and soda ash volume sold decreased 21.0% from the prior-year. During the second and third quarters of 2020, the Partnership experienced a significant decline in production volumes and demand in response to COVID-19.
•Net income of $5.4 million decreased $24.5 million from the prior-year third quarter; year-to-date of $14.2 million decreased $64.7 million over the prior year. Net income declined more than sales volumes, production, and pricing because a significant amount of our plant costs are not as efficient with these low productions levels and are not proportionally impacted by lower sales and production volume.
•Adjusted EBITDA of $14.6 million decreased 61.2% from the prior-year third quarter; year-to-date of $39.8 million decreased 61.6% over the prior year. During the second and third quarters of 2020, sales and production volumes decreased significantly as a result of COVID-19. Adjusted EBITDA declined more than sales and production because a significant amount of our plant costs are not as efficient with these low productions levels and are not proportionally impacted by lower sales and production volume.
•Basic earnings per unit of $0.11 for the quarter decreased 85.1% over the prior-year third quarter of $0.74; year-to-date basic earnings per unit of $0.28 decreased 85.3% over the prior-year.
•Net cash provided by operating activities of $21.2 million decreased 47.8% over prior-year third quarter; year-to-date of $52.4 million decreased 23.4% over the prior year.
•Distributable cash flow of $3.8 million decreased 76.5% compared to the prior-year third quarter; year-to-date distributable cash flow of $11.4 million decreased 75.1% over the prior year.
•The distribution coverage ratio was N/A and 2.35 for the three months ended September 30, 2020 and 2019, respectively; and 1.68 and 2.22 for the nine months ended September 30, 2020 and 2019, respectively. There were no distributions in the third quarter. Distribution coverage ratio declined as a result of decreased Adjusted EBITDA and net income during the year.

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
The following table sets forth our results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for operating and other data section)	2020	2019	2020	2019
Net sales:
Sales—affiliates	$44.2	$80.4	$130.2	$239.7
Sales—others	54.0	56.8	158.6	157.7
Net sales	$98.2	$137.2	$288.8	$397.4
Operating costs and expenses:
Cost of products sold	78.8	93.9	233.1	274.7
Depreciation, depletion and amortization expense	7.8	6.8	20.8	20.0
Selling, general and administrative expenses—affiliates	4.5	4.4	13.0	15.2
Selling, general and administrative expenses—others	0.2	0.7	3.5	4.3
Total operating costs and expenses	91.3	105.8	270.4	314.2
Operating income	6.9	31.4	18.4	83.2
Interest income	—	0.1	0.1	0.3
Interest expense	(1.2)	(1.6)	(4.0)	(4.6)
Other, net	(0.3)	—	(0.3)	—
Total other expense, net	(1.5)	(1.5)	(4.2)	(4.3)
Net income	5.4	29.9	14.2	78.9
Net income attributable to non-controlling interest	3.1	15.1	8.5	40.5
Net income attributable to Ciner Resources LP	$2.3	$14.8	$5.7	$38.4

Operating and Other Data:
Trona ore consumed (thousands of short tons)	770.5	1,086.3	2,584.9	3,126.0
Ore to ash ratio(1)	1.67: 1.0	1.53: 1.0	1.62: 1.0	1.51: 1.0
Ore grade(2)	86.9%	86.4%	86.8%	86.6%
Soda ash volume produced (thousands of short tons)	460.1	711.0	1,593.4	2,064.3
Soda ash volume sold (thousands of short tons)	540.3	709.0	1,630.4	2,064.5
Adjusted EBITDA(3)	$14.6	$37.6	$39.8	$103.6

(1)Ore to ash ratio expresses the number of short tons of trona ore needed to produce one short ton of soda ash and liquor and includes our deca rehydration recovery process. In general, a lower ore to ash ratio results in lower costs and improved efficiency.
(2)Ore grade is the percentage of raw trona ore that is recoverable as soda ash free of impurities.  A higher ore grade will produce more soda ash than a lower ore grade.
(3)For a discussion of the non-GAAP financial measure Adjusted EBITDA, please read “Non-GAAP Financial Measures” of this Management’s Discussion and Analysis.

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2020	2019	2020	2019	QTD	YTD

Net sales:
Domestic	$53.7	$56.8	$153.1	$157.7	(5.5)%	(2.9)%
International	44.5	80.4	135.7	239.7	(44.7)%	(43.4)%
Total net sales	$98.2	$137.2	$288.8	$397.4	(28.4)%	(27.3)%
Sales volumes (thousands of short tons):
Domestic	243.5	237.7	676.2	660.8	2.4%	2.3%
International	296.8	471.3	954.2	1,403.7	(37.0)%	(32.0)%
Total soda ash volume sold	540.3	709.0	1,630.4	2,064.5	(23.8)%	(21.0)%
Average sales price (per short ton) (1)
Domestic	$220.53	$238.96	$226.41	$238.65	(7.7)%	(5.1)%
International	$149.93	$170.59	$142.21	$170.76	(12.1)%	(16.7)%
Average	$181.75	$193.51	$177.13	$192.49	(6.1)%	(8.0)%
Percent of net sales:
Domestic net sales	54.7%	41.4%	53.0%	39.7%	32.1%	33.5%
International net sales	45.3%	58.6%	47.0%	60.3%	(22.7)%	(22.1)%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	45.1%	33.5%	41.5%	32.0%	34.6%	29.7%
International volume	54.9%	66.5%	58.5%	68.0%	(17.4)%	(14.0)%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.

As discussed in the “Overview” section above the impact of COVID-19 and actions taken by the Partnership in response to it had varying effects on our results of operations throughout the second and third quarters of 2020. The Partnership experienced a significant decrease in sales and production volumes due to a significant decrease in global demand and production volumes, which negatively impacted the business.
Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
Consolidated Results
Net sales. Net sales decreased by 28.4% to $98.2 million for the three months ended September 30, 2020 from $137.2 million for the three months ended September 30, 2019, primarily driven by a decrease in soda ash volumes sold of 23.8% due to lower international demand for three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The decrease in soda ash volumes sold was primarily attributable to the decline in global demand as a result of the COVID-19 pandemic. Also contributing to the decrease in net sales was a decline in international pricing, which continued the trend that began in the fourth quarter of 2019. In addition, the Partnership increased domestic sales opportunities to offset lower international demand.
Additionally, during the three months ended September 30, 2020 the Partnership experienced an improvement in net sales of 28.9% to $98.2 million from $76.2 million as compared to the second quarter of 2020. Both the three month periods ended September 30, 2020 and June 30, 2020 were negatively impacted by COVID-19. The primary driver was an increase in volume in both our domestic and international sales.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 14.0% to $86.6 million for the three months ended September 30, 2020 from $100.7 million for the three months ended September 30, 2019, which were primarily due to significant decreases in overall soda ash sales volumes and production in response to the COVID-19 pandemic.

Additionally, during the three months ended September 30, 2020 the Partnership experienced an increase in cost of products sold of 16.7% to $86.6 million from $74.2 million as compared to the second quarter of 2020. Both the three month periods ended September 30, 2020 and June 30, 2020 were negatively impacted by COVID-19. The primary driver was an increase in sales volume.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 7.8% to $4.7 million for the three months ended September 30, 2020, compared to $5.1 million for the three months ended September 30, 2019. The decrease was driven primarily by decreased employee benefit expenses and travel expenses, partially offset by higher contracted services and professional services incurred over the same period.
Additionally, during the three months ended September 30, 2020 the Partnership experienced a decrease in selling, general and administrative expense of 21.7% to $4.7 million from $6.0 million as compared to the second quarter of 2020. Both the three month periods ended September 30, 2020 and June 30, 2020 were negatively impacted by COVID-19. The decrease was primarily driven by lower ANSAC fees, employee benefit expenses and lower professional services.
Operating income. As a result of the foregoing, operating income decreased by 78.0% to $6.9 million for the three months ended September 30, 2020 from $31.4 million for the three months ended September 30, 2019. During the third quarter of 2020, production and sales decreased significantly compared to the same period in 2019. Operating results have declined by a greater percentage than production and sales due to a significant amount of fixed plant costs that are not proportionally impacted by lower sales and production volume. In addition, certain costs are higher due to cost related to employee safety and retention during the COVID-19 pandemic.
Additionally, during the three months ended September 30, 2020 operating income increased 272.1% to $6.9 million from an operating loss of $4.0 million as compared to the second quarter of 2020. Both the three month periods ended September 30, 2020 and June 30, 2020 were negatively impacted by COVID-19. Operating results have increased by a greater percentage than production and sales due to a significant amount of fixed plant costs that are not proportionally impacted by higher sales and production volume.
Net income. As a result of the foregoing, net income decreased by 81.9% to $5.4 million for the three months ended September 30, 2020, from $29.9 million for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
Consolidated Results
Net sales. Net sales decreased by 27.3% to $288.8 million for the nine months ended September 30, 2020 from $397.4 million for the nine months ended September 30, 2019, primarily driven by a decrease in soda ash volumes sold of 21.0% due to lower international demand for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The decrease in soda ash volumes sold were primarily attributable to the decline in global demand as a result of the COVID-19 pandemic beginning in April 2020. Also contributing to the decrease in net sales was a decline in international pricing, which continued the trend that began in the fourth quarter of 2019.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 13.8% to $253.9 million for the nine months ended September 30, 2020 from $294.7 million for the nine months ended September 30, 2019, which were primarily due to significant decreases in overall soda ash sales volumes and production in response to COVID-19, which were partially offset by the increased cost due to usage not being effective with the decrease in production.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 15.4% to $16.5 million for the nine months ended September 30, 2020, compared to $19.5 million for the nine months ended September 30, 2019. The decrease was driven primarily by decreased affiliate expenses and employee benefit expenses, as well as lower travel expenses and professional fees incurred during the nine months of 2020.
Operating income. As a result of the foregoing, operating income decreased by 77.9% to $18.4 million for the nine months ended September 30, 2020 from $83.2 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, production and sales decreased significantly. Operating results have declined by a greater percentage than production and sales due to a significant amount of fixed plant costs that are not proportionally impacted by lower sales and production volume. In addition, certain costs are higher due to cost related to employee safety and retention during the COVID-19 pandemic.
Net income. As a result of the foregoing, net income decreased by 82.0% to $14.2 million for the nine months ended September 30, 2020, from $78.9 million for the nine months ended September 30, 2019.

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
Our sources of liquidity include:
•cash generated from our operations of which we had cash on hand of $1.7 million at September 30, 2020;
•approximately $132.5 million ($225.0 million, less $92.5 million outstanding), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined herein) as of September 30, 2020 (during the nine months ended September 30, 2020, we made repayments on the Ciner Wyoming Credit Facility of $196.0 million, offset by borrowings of $159.0 million); and
•$10.0 million is available for borrowing under the Ciner Resources Credit Facility (as defined herein) as of September 30, 2020.

We continue to analyze all aspects of our spending in order to maintain liquidity at levels we believe are necessary. In the second and third quarters of 2020, we took steps to remove current non-essential spend, including limiting spending on travel, third-party services and other operating expenses. We are utilizing applicable COVID-19 related government relief programs, such as cost reimbursement or payment deferral programs. We have reviewed and taken actions to adjust our capital spending and in particular our expansion capital spending until we have more clarity and visibility into the impact of the pandemic on our long-term business. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions, will depend on our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.

In an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on August 3, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. In addition, effective August 3, 2020, in connection with the quarterly distribution for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders.

Effective November 2, 2020, the board of Ciner Wyoming unanimously approved a continuation of the suspension of quarterly distributions to the members of Ciner Wyoming. Effective November 2, 2020, in connection with the quarterly distribution for the quarter ended September 30, 2020, each of the members of the board of directors of our general partner approved a continuation of the suspension of quarterly distributions to members and unitholders in order to increase financial and liquidity flexibility as the COVID-19 pandemic continues.

Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.

Although we cannot estimate the future impact of COVID-19, we believe our existing liquidity, the steps we took in the first and second quarters of 2020 to strengthen our financial position through the amended Ciner Wyoming Credit Facility and Ciner Resources Credit Facility, and the suspension of our quarterly distributions for the second and third quarters of 2020, provide the financial flexibility and sufficient liquidity to run our business effectively.

We are actively managing the business to maintain cash flow and we believe with these steps we have adequate liquidity to meet our anticipated requirements during the COVID-19 pandemic. While we have begun to see signs of recovery with some of our customers and industries, primarily in the form of government re-openings and increasing sales orders, in comparison to quarter ended September 30, 2020 these recoveries are very fluid. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. We will review and, when appropriate, adjust our overall approach to capital allocation and liquidity as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold. See Part I, Item 2, Overview, “Recent Developments”, for more information.

Capital Requirements

Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Resources Credit Facility and the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of September 30, 2020, we had a working capital balance of $83.8 million as compared to a working capital balance of $116.0 million as of December 31, 2019. The primary driver for the decrease in our working capital balance was a decrease in cash and cash equivalents primarily related to declines in sales as we continue to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customer demands and repayments under the Ciner Wyoming Credit Facility and additionally decreases in due from affiliates primarily related to a decline in sales levels to ANSAC and timing of collections during the nine months ended September 30, 2020.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality

We have historically been subject to a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we committed to pay directly for reclamation costs. The amount of the self-bond was  $36.2 million at both September 30, 2020 and December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and requires us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020. We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount. After we secured the Surety Bond, the Self-Bond Agreement was terminated. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond is immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division. For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020.

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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Capital Expenditures:
Maintenance	$6.5	$4.6	$16.7	$9.8
Expansion	3.1	7.1	14.3	31.3
Total	$9.6	$11.7	$31.0	$41.1
During the nine months ended September 30, 2020, capital expenditures decreased $10.1 million as compared to the nine months ended September 30, 2019. The decrease was primarily driven by decreases in expansion capital expenditures because of the completion of our new co-generation facility, which became operational in March 2020. The decrease was partially offset by the continued increase of maintenance capital expenditures that began in the second half of 2019 at our Wyoming facility to both adequately maintain the facility’s physical assets and to improve its operational reliability.

Green River Expansion Project
We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash per year. We have conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, combined with the COVID-19 pandemic’s negative impact on our financial results, we have re-prioritized the timing of the significant expenditure items in order to increase financial and liquidity flexibility and until we have more clarity and visibility into the ongoing impact of the COVID-19 pandemic on our business.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,		Percent Increase/(Decrease)
(In millions)	2020	2019
Cash provided by (used in):
Operating activities	$52.4	$68.4	(23.4)%
Investing activities	$(28.4)	$(49.3)	(42.4)%
Financing activities	$(37.2)	$(17.1)	117.5%
Operating Activities
Our operating activities during the nine months ended September 30, 2020 provided cash of $52.4 million, a decrease of 23.4% from the $68.4 million cash provided during the nine months ended September 30, 2019, primarily as a result of the following:
•a decrease of 82.0% in net income of $14.2 million during the nine months ended September 30, 2020, compared to $78.9 million for the prior-year period; and
•$16.2 million of working capital provided by operating activities during the nine months ended September 30, 2020, compared to $31.4 million of working capital used in operating activities during the nine months ended September 30, 2019. The $47.6 million increase in working capital provided by operating activities was primarily due to the $15.1 million decrease in due-from affiliates for the nine months ended September 30, 2020 compared to a $30.0 million increase in due from affiliates for the nine months ended September 30, 2019 primarily related to incremental sales levels to ANSAC, as well as timing of collections and timing of our funding of pension benefit plans offered and administered by Ciner Corp.
Investing Activities
We used cash flows of $28.4 million in investing activities during the nine months ended September 30, 2020, compared to $49.3 million used during the nine months ended September 30, 2019, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $37.2 million during the nine months ended September 30, 2020 increased by 117.5% over the prior-year cash used in financing activities, largely due to repayments of the credit facility during the nine months ended September 30, 2020.

Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	September 30, 2020
Short-term borrowings from banks:
Outstanding amount at period end	$92.5
Weighted average interest rate at period end(1)	2.96%
Average daily amount outstanding for the period	$138.7
Weighted average daily interest rate for the period(1)	2.88%
Maximum month-end amount outstanding during the period	$145.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of September 30, 2020, the interest rate swap contracts had an aggregate notional value of $37.5 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.

Contractual Obligations

During the nine months ended September 30, 2020, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 9, 2020 (the “2019 Annual Report”) other than as described below.
•As discussed in Part I, Item 1, Financial Statements - Note 4, "Debt", on March 26, 2020, we entered into the Ciner Wyoming Equipment Financing Arrangement that has an initial principal of $30 million, with monthly installment payments beginning April 2020 through March 2028. Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement at September 30, 2020 was $28.5 million ($28.3 million net of financing costs); and

•At September 30, 2020, borrowings under the Ciner Wyoming Credit Facility decreased by $37.0 million from December 31, 2019.

Off-Balance Sheet Arrangements
See Part I, Item 1, Financial Statements - Note 9, Commitments and Contingencies - “Off-Balance Sheet Arrangements”, for additional details.
Critical Accounting Policies
There have been no material changes in critical accounting policies followed by us during the nine months ended September 30, 2020 from those disclosed in the 2019 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2020	2019	2020	2019
Reconciliation of Adjusted EBITDA to net income:
Net income	$5.4	$29.9	$14.2	$78.9
Add backs:
Depreciation, depletion and amortization expense	7.8	6.8	20.8	20.0
Interest expense, net	1.2	1.5	3.9	4.3
Equity-based compensation expense, net of forfeitures	0.2	(0.6)	0.9	0.4
Adjusted EBITDA	$14.6	$37.6	$39.8	$103.6
Less: Adjusted EBITDA attributable to non-controlling interest	7.4	19.1	20.3	52.2
Adjusted EBITDA attributable to Ciner Resources LP	$7.2	$18.5	$19.5	$51.4

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$7.2	$18.5	$19.5	$51.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.8	0.7	2.2
Less: Maintenance capital expenditures attributable to Ciner Resources LP	2.8	1.5	7.4	3.5
Distributable cash flow attributable to Ciner Resources LP	$3.8	$16.2	$11.4	$45.7

Cash distribution declared per unit	$—	$0.340	$0.340	$1.020
Total distributions to unitholders and general partner	$—	$6.9	$6.8	$20.6
Distribution coverage ratio	N/A	2.35	1.68	2.22

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$21.2	$40.6	$52.4	$68.4
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.1)	(0.2)
Net change in working capital	(7.7)	(4.3)	(16.2)	31.4
Interest expense, net	1.2	1.5	3.9	4.3
Other non-cash items	—	(0.1)	(0.2)	(0.3)
Adjusted EBITDA	$14.6	$37.6	$39.8	$103.6
Less: Adjusted EBITDA attributable to non-controlling interest	7.4	19.1	20.3	52.2
Adjusted EBITDA attributable to Ciner Resources LP	$7.2	$18.5	$19.5	$51.4
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.8	0.7	2.2
Less: Maintenance capital expenditures attributable to Ciner Resources LP	2.8	1.5	7.4	3.5
Distributable cash flow attributable to Ciner Resources LP	$3.8	$16.2	$11.4	$45.7

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2020 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the information set forth in this Report under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Factors Affecting our Results of Operations”, and the risk factors provided below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Report and our 2019 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors provided below have been updated since their initial inclusion in Part II, Item A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the three months ended June 30, 2020 and shall supersede such risk factors.
Our business may be adversely affected by the coronavirus (“COVID-19”) outbreak or the outbreak of other contagious diseases.
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
The extent to which COVID-19 will continue to impact our future financial condition, results of operations, liquidity and ability to make distributions to unitholders will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact, among others. In particular, the outbreak and any preventative or protective actions that governments, the Partnership or its affiliates or customers, or third parties upon which we rely for essential supplies or logistics services may take in respect of the COVID-19 outbreak, may result in a period of operational disruption and a potential reduction in the availability of our workforce. COVID-19 could also have a material impact across a variety of our customers and customer segments, which could have a negative impact on the demand for our products. In addition, the COVID-19 outbreak may continue to impact our ability to timely develop and execute, or to ultimately realize the expected benefits from, our potential Green River Expansion Project, due to, among other things, a decline in the worldwide demand for soda ash, the cost or availability of debt financing or reduced cash flows from our operations to fund the project or any inability to procure the services, materials and equipment necessary to complete the project. For example, the COVID-19 outbreak has already impacted our revenue due to decreased demand for soda ash and contributed to our decision to suspend our distribution to our unitholders. Further, a prolonged period of disruption in worldwide economic and financial markets could constrain our available sources of liquidity to fund our operations, negatively impact our ability to service our financial obligations to lenders under our credit facilities and financing arrangements and pay distributions to our unitholders.
Any resulting financial impacts to the Partnership as a result of COVID-19, or other similar outbreaks of contagious diseases, including impacts to our results of operations, liquidity and ability to make distributions to our unitholders, are not reasonably estimable and cannot be predicted with confidence, but could be material. The COVID-19 pandemic, or similar outbreaks of contagious diseases may also have the effect of heightening some of the other risks described in the ‘‘Risk Factors’’ section of our 2019 Form 10-K.

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
The extent to which COVID-19 may directly or indirectly impact the future financial condition, results of operations and liquidity of certain members of the Ciner Group, including WE Soda, Ciner Enterprises, Ciner Holdings and our general partner, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, without limitation, the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact.  In response to the impact of the COVID-19 pandemic, WE Soda and Ciner Enterprises (collectively, the “FA Borrowers”) and certain other guarantors under the Facilities Agreement, including Ciner Holdings, the sole member of our general partner, and Ciner Corp, the sole member of Ciner Holdings, entered into the Amendment and Restatement Agreement dated as of July 24, 2020 as further amended on August 31, 2020 (the “Facilities Amendment”), which amended the Facilities Agreement. The Facilities Amendment includes certain covenants and conditions that if not met by the dates specified therein, may entitle the agent as directed by the majority lenders to effectively invalidate the amendments and waivers set forth in the Facilities Amendment.  WE Soda management anticipates that if the amendments and waivers set forth in the Facilities Amendment are so invalidated, absent a waiver under the Facilities Agreement, there are scenarios whereby WE Soda may not be in compliance with the Facilities Agreement within the next 12 months, and there is no assurance that such waiver or amendment, if required, may be obtained.
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
Item 5. Other Information

Not applicable.

Item 6. Exhibits                        Exhibit Index

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)
3.2	Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.3	First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
3.4	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
3.5	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.6	Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)
3.7	Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)
3.8	Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.9	Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
3.10	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
10.1	Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
10.2	Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Resources LP, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
10.3	Amendment Number 001 to Master Loan and Security Agreement, dated as of July 27, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	The cover page from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 104)

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	November 2, 2020
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)
Date:	November 2, 2020
		By:	/s/ Ahmet Tohma
Ahmet Tohma Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	November 2, 2020
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)