Form 10-K
period 2020-12-31
Ciner Resources LP
filed 2021-03-16
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value, as of June 30, 2020, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($12.75 per common unit), was approximately $65.8 million.
The registrant had 19,765,781 common units and 399,000 general partner units outstanding at March 10, 2021, the most recent practicable date.
Documents Incorporated by Reference: None

CINER RESOURCES LP
ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary, Ciner Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Ciner Wyoming”. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”), which was an affiliate for export sales through the end of day on December 31, 2020.
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
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore consumed	3,653.8	4,157.0	4,018.3	4,001.3	4,050.4
Ore to ash ratio(1)	1.60: 1.0	1.51: 1.0	1.54: 1.0	1.50: 1.0	1.50: 1.0
Ore grade(2)	86.6%	86.6%	85.8%	88.4%	87.5%
Soda ash volume produced	2,279.3	2,752.0	2,613.4	2,666.9	2,695.3
Soda ash volume sold	2,221.9	2,759.1	2,613.2	2,705.4	2,735.7

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
Safety Is a Value and the Most Important Part of Our Business. We pride ourselves on our safety record, and we are continually one of the leaders in the U.S. mining industry in relation to low incident rates and workplace injuries. We maintain a rigorous safety program, which includes training, site audits and hazard identification. Ciner Corp and its affiliates, our employees and all contractors who operate our assets or work at our facility are involved in our safety programs. As a direct result of this commitment, we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, The Industrial Minerals Association-North America Safety Achievement Award (Large Category) four times, most recently in March of 2019 at the Spring Industrial Minerals Association-North America Conference, Safe Sam Award by the Wyoming Mining Association, and the Wyoming State Mine Inspector’s Large Mine award multiple times. During the year ended December 31, 2020, our facility had zero lost work day injuries and two recordable injuries as reported by Mine Safety and Health Administration (“MSHA”).  We also boast and support some of the best rescue teams in the country. In 2019, our Surface rescue team won the Southwest Wyoming Mutual Aid competition and was invited to compete in the regional competition in Fernie, BC in Canada.  In 2019, our Mine Rescue team competed in the Kansas Shootout where it made a clean sweep of the competition including, overall, field, team tech and first aid. There were no rescue contests in 2020 due to COVID-19.
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
Synergies created from Ciner Group.    The Partnership is a part of the Ciner Group, which is the largest global producer of natural soda ash derived from trona-based sources with production assets in both Turkey and the U.S. Collectively with the Ciner Group, we are one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash. Ciner Group has long-standing relationships with many global customers that we believe improves our positioning with key customer accounts. Ciner Group also owns and operates port facilities in Turkey, and since 2017, one of its other North American subsidiaries has been a party to an agreement to exclusively import soda ash into a port on the east coast of the U.S. Ciner Corp, which subsidiary is the exclusive sales agent for the Partnership, and serves as the exclusive sales agent of this imported material and receives a commission on those sales. We believe by having access to that material, Ciner Corp will be able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and over time lower our overall costs to serve and subsequently charged to the Partnership.  In addition, the Ciner Group has international logistics experience and operating assets that may assist the Partnership. We also believe there are opportunities to leverage technologies across the group to enhance our relative competitive cost position. As previously disclosed and disclosed in the later sections of this Form 10-K, Ciner Corp terminated ANSAC membership at the end of day on December 31, 2020 to gain better access to and control of international customers and logistics. With the ability to leverage Ciner Group’s expertise in these areas, we believe we will be able to adequately replace these net ANSAC sales. As of January 1, 2021, Ciner Corp began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market.
Substantial Reserve Life from Significant Reserves.  Our reserve estimate, as of December 31, 2020, was prepared by our internal staff of mine engineers (the “Ciner Resources Staff”). As of December 31, 2020, Ciner Resources Staff estimated we had proven and probable reserves of approximately 208.2 million short tons of trona, which is equivalent to 113.4 million short tons of soda ash. Based on our current mining rate of approximately 4.0 million short tons of trona per year, we believe we have enough proven and probable trona reserves to continue mining trona using current methods in excess of 50 years. Please see Item 1, Business, “Trona Reserves” and “Risk Factors-Risks Inherent in our Business and Industry - Our reserve data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves” for more information.
Certain Operational Advantages Compared to Other U.S. Trona-Based Producers. We believe we have certain operational advantages over other soda ash producers in the Green River Basin due to the operational characteristics of our facilities as described below. These advantages are manifested in our high productivity and efficiency rates.
•Location of our mining beds and high purity trona.  Our mining beds are located 800 to 1,100 feet below the surface, which is significantly closer to the surface than the mining beds of other operators in the Green River Basin. The relatively shallow depth of our beds compared to other Green River Basin trona mines contributes to favorable ground conditions and improved mining efficiency. We have a competitive advantage because we can mine the trona and roof bolt simultaneously on our continuous miner equipment. In addition, the trona in our mining beds has a higher concentration of soda ash as compared to the trona mined at other locations in the Green River Basin, which is typically imbedded or mixed with greater amounts of halite and other impurities. Our trona ore is generally composed of approximately 80% to 89% pure trona.
•Advantageous facility layout.  Our surface site includes a high-capacity network of ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration (“DECA”). While other producers in the Green River Basin also utilize deca rehydration, our pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call “de-watering,” leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that “de-watered” pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing dry deca into our process has also reduced our energy consumption per short ton of soda ash produced. At our current utilization rates, we will deplete our DECA supply in 2024. Please read “Risk Factors-Risks Inherent in Our Business and Industry-Our deca stockpiles will substantially deplete by 2024 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments” for more information about this process.
Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2020, we used approximately 4.2 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.5 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality (“WDEQ”) and our internal estimates. For the year ended December 31, 2020, we produced approximately 5,134 short tons of soda ash per employee.
Stable Domestic Customer Relationships.    We have more than 70 domestic customers in industries such as flat glass, container glass, detergents, chemicals and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high-quality soda ash. For the year ended December 31, 2020, the majority of our domestic net sales were made to customers with whom we have done business for over ten years and their contracts are typically for one to three year periods. We believe that these relationships promote more stable cash flows.
Experienced Management and Workforce.    Our facility has been in continuous operation for more than 50 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of Ciner Wyoming’s senior management team have more than 15 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 12 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows through consistent growth in the production of soda ash, allowing us to make quarterly cash distributions to our common unitholders while growing our business. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on Expected Growth in Demand for Soda Ash. Since 2013, we have invested just over $79.3 million for debottlenecking projects that have improved our annual production capacity by approximately 320,000 tons of soda ash per year. We believe we have further opportunities to debottleneck our facility and are incorporating several of these in our holistic approach towards our Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash. We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the expected worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively flat in the near future, overall worldwide demand for soda ash, based on third-party historical production statistics and estimates, was 61.9 million metric tons (equivalent to approximately 68.2 million short tons) in 2019 and was forecasted to be 58.1 million metric tons (equivalent to approximately 64.0 million short tons) in 2020. The soda ash market is currently projected to recover from shrunken demand in 2020 due to the COVID-19 pandemic and grow to almost 67.0 million metric tons (equivalent to approximately 73.8 million short tons) in 2025, which represents a compounded annual growth rate of 2.9%. Aside from tons committed pursuant to the ANSAC separation, Ciner Resources is leveraging the Ciner Group’s logistics network, as well as our long-standing relationship with domestic customers, as post-COVID-19 global demand increases and is well positioned to maintain our market share in the principal markets in which we operate. Please read “Customers” below for a discussion about our withdrawal from ANSAC.
Continuous Improvement Initiatives to Lower our Operating Expenses and Increase Utilization. We have been building a culture of continuous improvement.  For example, several initiatives have been undertaken to reduce our overall costs to produce soda ash and increase the overall output of the facility. In 2020 the Continuous Improvement initiatives were able to transform ideas from employees into multiple projects throughout the site that resulted in an overall savings of approximately $1 million. In addition, a new natural-gas-fired turbine co-generation facility completed construction and began operating in March 2020. In a normal production environment it is expected to provide us with approximately $3 to $4 million annually in energy cost savings.
Leverage our Sponsor’s Capability to Build a Global Soda Ash Brand.  Our facility in Wyoming, coupled with Ciner Group’s locations in Turkey, is capable of producing more than 7.0 million tons of natural soda ash annually, making WE Soda (the entity with ownership of both Ciner Group’s Turkish soda ash operations and Ciner Resources), the world’s largest producer of low cost natural soda ash.  Our sponsor’s platform includes unique low cost technology, logistics assets including ports and bulk ships, and world class cost competitive production assets geographically located to serve most key markets around the world.  Starting in 2017, our sponsor has entered into an agreement for a port on the eastern seaboard of the U.S. to import soda ash for supply to select customers of our sponsor on the east coast.  Ciner Corp, which is the sales agent for the Partnership, will serve as the exclusive marketing agent for that material and will have inventory to ship from not only Wyoming, but also this port on the east coast that will ultimately improve security of supply to our customers in the region.  We believe this helps Ciner Corp offer a unique value proposition to our customers and ultimately improve the cash flow and profitability of our domestic business. In addition, upon Ciner Corp’s termination from ANSAC (as discussed further under “Customers” below), Ciner Corp is marketing soda ash directly into international markets that are currently being served by ANSAC and is utilizing the distribution network that has already been established by the global Ciner Group. We believe by combining our volumes with Ciner Group’s soda ash exports from Turkey, our withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group soda ash operations, which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally. Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers.
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
Expand Operations Strategically.   In addition to capacity expansions and process improvements at our current facility, we plan to grow our business through various methods as they become available to us.  This would include acquisitions of other businesses that are involved in mining and processing minerals, such as soda ash, and logistics assets that could improve our efficiencies and grow our cash flows. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Green River Expansion Project” for additional information.
As disclosed in Item 8 “Financial Statements and Supplementary Data,” Note 15, “Agreements and Transactions with Affiliates,” Ciner Corp terminated its ANSAC membership as of the end of day on December 31, 2020 to gain better access and control of international customers and logistics. With the ability to leverage Ciner Group’s expertise in these areas, we believe we will be able to adequately replace these net ANSAC sales. As of January 1, 2021, Ciner Corp began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market.
We can provide no assurance that we will be able to utilize our strengths described above. For further discussion of the risks that we face, see Item 1A, “Risk Factors.”
Our Organizational Structure
The following chart depicts our ownership structure as of March 15, 2021 and approximate ownership percentages:

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
(Approximately 72% Limited Partner Interest and 100% of Ciner GP)
Ciner Resource Partners LLC
("Ciner GP")
(Approximately 2% General Partner Interest and Incentive Distribution Rights)
Natural Resources Partners L.P.
(100% of NRP LLC)
Ciner Resources LP
("the Partnership")
(51% of Ciner Wyoming)
Ciner Wyoming LLC
("Ciner Wyoming")
NRP Trona LLC
("NRP LLC")
(49% of Ciner Wyoming)

Our Operations
Our Green River Basin surface operations are situated on approximately 2,360 acres in Wyoming (of which, 880 acres are owned), and our mining operations consist of approximately 23,500 acres of leased and licensed subsurface mining area. Our facility is accessible by both road and rail. We use seven large continuous mining machines and fourteen underground shuttle cars in our mining operations. Our processing assets consist primarily of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.

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
DEPTH
MINE OPERATOR
SOFT, LARGE CRYSTALLINE TRONA
HARD, FINE GRAIN, AMORPHOUS TRONA INTERBEDDED OR MIXED WITH HALITE
Sandstones and Siltstones
Marlstones and Oil Shales
BASE OF TRONA DEPOSTION
25
24
20
19
17
5
4
3
2
1
800ft
244M
850ft
260M
1370ft
1420ft
1600ft TO 1700ft
488-520M
2200ft
670M
ciner
Other Producers

Source: Management.
We remove insoluble materials and other impurities by thickening and filtering the liquor. We then add activated carbon to our filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. We then dry the resulting material in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Our storage silos can hold up to 58,900 short tons of processed soda ash at any given time. Our facility is in good working condition and has been in service for more than 50 years.
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. “Deca”, short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009, we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our refining process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Please read “Risk Factor-Risks Inherent in Our Business and Industry-Our deca stockpiles will substantially deplete by 2024 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments” for more information about this process.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. During 2020, we used approximately 4.2 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. The 2020 average rate per ton is higher than the prior year primarily due to lower production levels in 2020. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supply of natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in natural gas prices, we hedge a portion of our natural gas consumption requirements, which enables us to set the price for a portion of our forecasted natural gas purchases. During the first quarter of 2020, we completed construction of a new natural gas-fired turbine co-generation facility that is capable of providing roughly one-third of our electricity and steam demands at our mine in the Green River Basin. This new co-generation facility began operating in March 2020 and in a normal production environment is expected to provide us with an improvement of approximately $3 to $4 million annually in energy costs.
Shipping and Logistics.    All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2020, we shipped approximately 96.6% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”), and our plant receives rail service exclusively from Union Pacific. Our agreement with Union Pacific expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the year ended December 31, 2020, we assisted the majority of our domestic customers in arranging their freight services. During 2020, we had no shortfall payments and do not expect to make any such payments in the future. Ciner Corp leases a fleet of more than 2,200 hopper cars that serve as dedicated modes of shipment to our domestic customers and ANSAC. For export, we ship our soda ash on unit trains consisting of more than 100 cars to two primary ports: Longview, Washington and Portland, Oregon. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. Through the end of day on December 31, 2020, ANSAC provided logistics and support services for all of our export sales primarily out of Portland, Oregon and Longview, Washington. For domestic sales, Ciner Corp provides similar services.
As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, delivered a notice to terminate its membership in ANSAC as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminates Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). Effective as of the end of day on December 31, 2020, Ciner Corp exited ANSAC. As of January 1, 2021, Ciner Corp began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
Customers
Our largest customer is ANSAC for the year ended December 31, 2020. For the year ended December 31, 2020, ANSAC accounted for approximately 45.4% of our net sales. No other individual customer accounted for more than 10% of our net sales. ANSAC takes soda ash orders directly from its overseas customers and then purchases soda ash for resale from its member companies pro rata based on each member’s allocated volumes. ANSAC is the exclusive distributor for its members to the markets it serves. However, Ciner Corp, on our behalf, negotiates directly with, and we export to, customers in markets not currently served by ANSAC.
For customers in North America, Ciner Corp, on our behalf, typically enters into contracts, having terms ranging from one to three years. Under these contracts, our customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their estimated soda ash requirements at a fixed price for a given calendar year. Although we do not have a “take or pay” arrangement with our customers, substantially all of our sales are made pursuant to written agreements and not through spot sales. In 2020, we had more than 70 domestic customers and in general, we have long-term relationships with the majority of our customers, meaning we have been a supplier to them for more than ten years.
Our customers, including end users to whom ANSAC makes sales overseas, consist primarily of:
•Glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and
•The majority of the remainder is comprised of chemical and detergent manufacturing companies.
Historically, by design and prior to Ciner Corp’s exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the years ended December 31, 2020, 2019 and 2018, accounting for 45.4%, 60.4% and 52.0%, respectively, of our net sales. Although Ciner Corp’s membership in ANSAC terminated at the end of the day on December 31, 2020, Ciner Resources and ANSAC reached an agreement, which includes sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. The phased withdrawal allows Ciner to reduce risk by limiting exposure in the first year selling tons direct to the international market. We anticipate that the impact of the ANSAC membership termination on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market that has historically seen demand for soda ash exceed supply of soda ash. Following the ANSAC termination date, Ciner Corp marketed soda ash directly on our behalf into international markets which were served by ANSAC and started utilizing the distribution network established by the global Ciner Group. We believe that by combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s withdrawal from ANSAC will allow us to leverage the larger, global Ciner Group’s soda ash operations which we expect will eventually lower our cost position and improve our ability to optimize our market share both domestically and internationally.  Further, being able to work with the global Ciner Group will provide us the opportunity to attract and efficiently serve larger global customers.
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
Leases and License
We are party to several mining leases and one license, as noted in the table below, which give us subsurface mining rights. Some of our leases are renewable at our option upon expiration. We pay royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC, a subsidiary of Sweetwater Trona OpCo LLC and the successor in interest to the license with the Rock Spring Royalty Company, LLC (“RSRC”), an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation). The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced. We have a perpetual right to continue operating under these leases and license as long as we maintain continuous mining operations and we intend to continue renewing the leases and license as has been historical practice.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with a predecessor in interest to Sweetwater Royalties LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduces the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. If the 2% rate were applied to Leases with the U.S. Government in 2020, our savings on royalty fees would have been approximately $4.5 million based on our mining operations in 2020.
The following is a summary of the material terms of our leases and our license as of December 31, 2020:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31,2020	Total Approximate Acreage as of December 31, 2020	Expiration Date Range	Renewals	Year of Commencement	Royalty Rate
License with Sweetwater Royalties LLC	1	12,439 acres	2061	License will renew so long as we continuously conduct operations to mine and remove sodium minerals from the licensed premises in commercial quantities.	1961	8% of net sales
Leases with the U.S. Government	4	7,934 acres	2027-2028	These leases will renew so long as we file an application for renewal with the Department of the Interior, Bureau of Land Management, within 90 days of expiration of the leases(1)	1961	6% of gross output
Leases with the State of Wyoming	5	3,079 acres	2029	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value

(1)Renewals are typically for ten-year periods.

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
Trona Reserves
As of December 31, 2020, Ciner Resources’ staff (“Ciner Resources Staff”) had estimated proven and probable reserves of approximately 208.2 million short tons, which is equivalent to 113.4 million short tons of soda ash. The estimates of our proven and probable reserves were prepared by Ciner Resources Staff for the year ended December 31, 2020. Based on our current mining rate of approximately 4.0 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona using current methods in excess of 50 years.
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
Our trona reserve estimates include reserves that can be economically and legally extracted and processed into soda ash at the time of their determination. Our trona reserves are categorized as “proven (measured) reserves” and “probable (indicated) reserves,” which are defined as follows:
•Proven (Measured) Reserves—Reserves for which: (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
•Probable (Indicated) Reserves—Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
For purposes of categorizing our proven reserves, Ciner Resources Staff estimates applied exploration and mine measurements and drill hole data within a one-quarter mile radius, and required at least 8-feet of trona thickness and a trona ore grade of at least 85% (with 15% of clays, shales and other impurities). To assess the economic viability of our reserves, Ciner Resources Staff reviewed our cost of products sold and average sales price of soda ash for the three years ended December 31, 2020.
In determining whether our reserves meet these proven and probable standards, Ciner Resources Staff applied certain assumptions regarding the remaining life of our reserves, including, among other things, that:
•our cost of products sold, excluding depreciation, depletion and amortization expense per short ton will remain consistent with our cost of products sold for the three years ended December 31, 2020, which was approximately $82 per short ton of soda ash;
•the weighted average net sales per short ton will remain consistent with our weighted average net sales price per short ton for three years ended December 31, 2020, which was approximately $185 per short ton of soda ash;
•we will achieve an annual mining rate of approximately 4.0 million short tons of trona;
•we will process soda ash with a 90% recovery rate without accounting for our deca rehydration process;
•the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash, excluding our deca rehydration recovery process);
•our run-of-mine ore estimate contains dilution from the mining process;
•we will, in approximately 10 years, make necessary equipment modifications to operate at a seam height of 7-feet, although our current mining limit is 9.5 to 10 feet;
•our processing costs will remain consistent with historical levels;
•we will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;
•we have and will continue to have valid leases and license in place with respect to the reserves, and that these leases and license can be renewed for the life of the mine based on our extensive history of renewing leases and license;

•we have and will continue to have the necessary permits to conduct mining operations with respect to the reserves; and
•we will maintain the necessary tailings storage capacity to maintain tailings disposal between the mine and surface placement for the life-of-mine.
Our reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Sweetwater Royalties LLC. See “Leases and License” above for a summary of these leases and our license, including expiration date ranges.
The following table presents our estimated proven and probable trona reserves at December 31, 2020:

Right of Access and Extraction	Proven Trona Reserves	Average Run-of-Mine Grade of Proven Trona Reserves (% Trona)(1)	Probable Trona Reserves	Average Run-of-Mine Grade of Probable Trona Reserves (% Trona)(1)	Total Proven and Probable Trona Reserves(2)	Soda Ash Produced from Total Proven and Probable Trona Reserves(3)
	(In millions of short tons except percentages)(4)
License with Sweetwater Royalties LLC	50.0	85.9%	51.6	85.8%	101.6	55.3
Leases with the U.S. Government	40.1	86.2%	44.0	85.7%	84.1	45.8
Leases with the State of Wyoming	5.5	86.8%	16.9	86.1%	22.5	12.3
Total(5)	95.6	86.0%	112.5	85.8%	208.2	113.4

(1)For purposes of these estimates, the in-seam minimum grade for reported tonnage is 85%.
(2)The average run-of-mine trona grade, or the percentage of the raw trona mined that comprises soda ash, of our proven and probable trona reserves is approximately 85.9%. These estimates assume out-of-seam dilution of 4 inches. The price used to estimate our proven and probable trona reserves was our historical average CIF (carriage, insurance and freight) sales price for the three years ended December 31, 2020, which was approximately $185 per short ton of soda ash.
(3)Soda ash conversion assumes a 90% recovery rate, resulting in an ore to ash ratio of 1.835:1.0.
(4)The sums of some of the rows and columns may not foot due to rounding.
(5)Except percentages, which are averages.
Our reserve estimates will change from time to time as a result of mining activities, analysis of new engineering and geologic data, modification of mining plans or mining methods and other factors. For additional information, see Item 1A, Risk Factors, “Risks Inherent in our Business and Industry” for more information regarding risks surrounding our reserves.
Competition
Soda ash is a commodity natural resource traded globally with numerous producers and consumers worldwide. We compete with both North American and international soda ash producers. There are two ways to consider how we compete: (1) versus our fellow North American competitors; and (2) versus our worldwide competitors. Against our principal North American competitors, which include subsidiaries of Genesis, Solvay and Tata in the Green River Basin and Searles Valley Minerals in California, we believe we have a number of competitive advantages, including operational advantages that improve our relative cost position, life of our mineral reserves, our strong safety record, customer relationships and an experienced management team and workforce. Against our principal worldwide competitors, ANSAC, Solvay, and various Chinese producers, with the exception of ANSAC, virtually all of their production is manufactured from synthetic processes and we believe, as a producer of soda ash from trona, we have competitive advantages when compared to synthetic producers, even after considering the fact that we generally have higher logistics costs to move the soda ash from Wyoming to regions around the world. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona. In addition, trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. See “Our Competitive Strengths” above for additional information.
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
Wyoming Department of Environmental Quality (“WDEQ”)
Our operations are subject to oversight by the Land Quality Division of the WDEQ. In particular, historically our principal mine permit issued by the Land Quality Division required us to “self-bond” for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. As a result, we have historically had a self-bond agreement with the WDEQ under which we committed to pay directly for reclamation costs. The amount of the bond was $36.2 million as of December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and required us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020. We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount of $36.2 million, which was also the amount of our obligation as of December 31, 2020. After we secured the Surety Bond, the previous Self-Bond Agreement was terminated. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond has been immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division. As a result of the most recent such periodic re-evaluation, the Surety Bond amount was increased to $41.8 million effective March 1, 2021.
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
Clean Water Act
The Federal Water Pollution Control Act, which we refer to as the Clean Water Act, and comparable state laws impose restrictions and controls regarding the discharge of pollutants into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the federal Environmental Protection Agency (EPA) or the state. We do not discharge any wastewater from our operations into the Green River, the nearest river system to our Green River Basin facility. However, the discharge of storm water runoff from our facility is governed by a general permit issued by the Wyoming Department of Environmental Quality (WDEQ). In particular, the general permit requires our compliance with a Storm Water Pollution Prevention Plan. We periodically monitor groundwater wells at our processing facility, most of which are proximate to our surface pond complex, for salinity, conductivity and other parameters pursuant to permits issued by the WDEQ. Permitted interceptor trenches are used to collect saline groundwater to minimize impact to the Green River.
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
Comprehensive Environmental Response, Compensation, and Liability Act

The federal Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) (otherwise known as “Superfund”), and comparable state laws impose liability in connection with the release of hazardous substances into the environment. CERCLA imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a hazardous substance into the environment. These persons include the current and past owner or operator of the disposal site or the site where the release occurred and those who disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. Wyoming’s Environmental Quality Act also creates the potential for liability in connection with the release of hazardous substances into the environment and has been construed to impose liability without regard to fault. We have not received notice that we are a potentially responsible party at any Superfund site.
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
Mining and Workplace Safety
We believe our commitment to safety and reliability is an integral component to our fulfillment of our corporate responsibility and long term success. Through rigorous training, sharing of expertise within the Partnership, continuous monitoring and promoting a culture of excellence in operations, we continuously strive to keep our workforce, the communities in which we operate and the environment safe.
Our focus on safety is also evident in our response to the COVID-19 pandemic. We continue to closely monitor the impact of the outbreak of COVID-19 and all governmental actions in response thereto on all aspects of our business, including how it impacts our employees. We have taken strong proactive steps to keep the safety of our teams and their families as the priority. We have been executing and continue to execute on a comprehensive plan to help prevent the spread of the virus in our work locations, and it appears to be having a positive impact. This plan includes multiple layers of protection for our employees, including but not limited to, social distancing, working from home for certain employees, increased sanitation, restricted contractor and visitor access, temperature checks on employees, all contractors and third-party vendors, travel restrictions, mask wearing requirements, and daily communication with our teams. We have conducted proactive quarantining and contact tracing from the early days of this pandemic and require self-reporting of any illness, and other measures in keeping with the Centers for Disease Control and Prevention guidance and best practices. We have also prepared strong contingency plans for all our operations with specific actions based on absentee rates. While we have not utilized any such plans to date as they have not been needed, they are continuously refined in case needed. As COVID-19 vaccines become more broadly available, we will encourage employees to consider getting vaccinated. We anticipate a re-opening of society when the virus plateaus and diminishes, and we have completed re-entry plans to implement as they become appropriate. We are using data to guide our actions rather than firm dates, and our teams are kept up to date on these plans. Our focus prior to and during this pandemic has been the safety of our teams and this will continue to be our priority as we scale our operations back to normal as the data guides us to do so. We continue to actively monitor and adhere to applicable local, state, federal, and international governmental guidelines and actions to better ensure the safety of our employees.
MSHA is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections annually for our entire facility, as well as spot check every five days in our underground facility due to our Green River Basin facility being classified as a gassy mine. For 2020; we averaged 0.45 citations per inspection day, which is below the industry average of 1.30 citations per inspection day.
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

Our Green River Basin facility maintains a rigorous safety program. Ciner Corp and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, the Green River Basin facility has had an exceptional safety record in recent years. During the year ended December 31, 2020, our facility had zero lost workday injuries and two recordable injuries as reported by MSHA. During the five years ended December 31, 2020, our Green River Basin facility averaged 0.8 lost workday injuries per year and averaged 4.6 recordable injuries per year as reported by MSHA.
Human Capital
The success of our company is a direct result of our people, our values, and our culture. We believe in the potential of each individual, and we grow our potential into results through training and development.
Employees/Labor Relations
The personnel who operate our assets are employees of Ciner Corp and its affiliates; and the Partnership does not have any employees. Under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for the time and cost of employees who operate our assets and for support provided to Ciner Wyoming. As of December 31, 2020 and 2019, Ciner Corp and its U.S. affiliates had approximately 489 and 497 full-time employees, of which 444 and 452 are employees who operate the mine at our facility in the Green River Basin, respectively. None of these employees was covered by a collective bargaining agreement as of December 31, 2020. We consider our relations with our employees to be satisfactory.
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
Employee Development and Training
Our learning, training, and development strategy is founded upon the pillars of safety, leadership, and skills development. Each of these pillars has its own objectives, strategy, and measurements for success.
•Safety: “Safety is a value, not just a priority. It’s how we do business, it’s who we are.” We believe this, we live it, and our culture of safety training is founded on it. Every new employee participates in safety training that is specific to their work environment. Wyoming employees also participate in annual safety refresher training. Training is the vehicle we use to align our safety expectations and practices with our vision for a Zero Incident Mindset.
•Leadership: Our leaders play a critical role in building our culture. Our commitment to employee development raises employee engagement, buy-in and advances our performance. Leadership is not an assignment, a job, or a title. Leadership is a choice and we equip our leaders with tools and skills to effectively lead our employees and grow our business. These skills and tools are taught and practiced in a series of formal leadership courses that address the unique needs and challenges of our business.
•Skills Development: Skills development has 3 subcategories:
• Career Progression
• Maintenance Apprenticeships
• Education Assistance
Safety
We pride ourselves on our safety record, and we are continually one of the leaders in the U.S. mining industry in relation to low incident rates and workplace injuries. We maintain a rigorous safety program, which includes training, site audits and hazard identification. Ciner Corp and its affiliates, our employees and all contractors who operate our assets or work at our facility are involved in our safety programs. As a direct result of this commitment, we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, The Industrial Minerals Association-North America Safety Achievement Award (Large Category) four times, most recently in March of 2019 at the Spring Industrial Minerals Association-North America Conference, Safe Sam Award by the Wyoming Mining Association, and the Wyoming State Mine Inspector’s Large Mine award multiple times. During the year ended December 31, 2020, our facility had zero lost work day injuries and two recordable injuries as reported by Mine Safety and Health Administration (“MSHA”).  We also boast and support some of the best rescue teams in the country. In 2019, our Surface rescue team won the Southwest Wyoming Mutual Aid competition and was invited to compete in the regional competition in Fernie, BC in Canada.  In 2019, our Mine Rescue team competed in the Kansas Shootout where it made a clean sweep of the competition including, overall, field, team tech and first aid. There were no rescue contests in 2020 due to COVID-19.
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Recent Developments,” “COVID-19” for our more information relating to our responses to COVID-19.

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
Summary of Risk Factors Described Herein
Risks Inherent in our Business and Industry
•We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses to enable us to pay any quarterly distribution on our units.
•Soda ash prices have been and in the future may be volatile, which may negatively affect our financial position and operations.
•Increases in freight costs could increase our costs significantly and adversely affect our results of operations.
•A significant portion of our international sales of soda ash has been, to ANSAC, and therefore adverse developments with ANSAC could adversely affect our financial position and operations.
•A significant portion of our historical international sales of soda ash has been to ANSAC, and therefore, Ciner Corp’s termination of its ANSAC membership could materially adversely impact our business.
•An increase in natural gas prices, or an interruption in our supply, would negatively impact our competitive cost position.
•All of our operations are conducted at one facility.
•Due to our lack of product diversification, adverse developments in the soda ash industry would adversely affect our business.
•For the year ended December 31, 2020, approximately 96.6% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2021.
•A significant portion of the demand for soda ash comes from glass manufacturers and other industrial end users whose businesses can be adversely affected by economic downturns.
•If the percentage of our international sales increases as a percentage of total sales, our gross margin could decrease and the average trade credit payment period of our customers could increase, which could adversely affect our financial position.
•Our deca stockpiles will be substantially depleted by 2024 and our production rates will decline by approximately 200,000 short tons per year if we do not make further investments.
•Ciner Corp, on our behalf, typically enters into contracts and arrangements with our customers that have terms of one to three years, and our customers are not obligated to purchase any specific amount of soda ash from us.
•Increased use of glass substitutes and recycled glass may affect demand for soda ash, which could adversely affect our business.
•We are exposed to trade credit risk in the ordinary course of our business activities.
•We face intense competition, including from companies that have greater capital resources and more diversified operations.
•Unfavorable economic conditions may reduce demand for our products, which could adversely affect our results of operations.
•Our reserve data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves.
•Provisions in, and the consequences of an event of default, including the Facilities Agreement Default, under, the Facilities Agreement could limit our ability to grow the business, restrict our operational and financial flexibility and result in a change of control.
•Each of Ciner Holdings and Ciner Corp is a guarantor under, and its respective equity interests in us and Ciner Holdings are pledged as collateral under, the Facilities Agreement.
•Restrictions in the agreements governing Ciner Wyoming’s indebtedness, including the Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement, could limit its operations and adversely affect our business.
•A cyber-attack on or other failure of our technology infrastructure could negatively affect our operations.

•Our business may continue to be adversely affected by the coronavirus (“COVID-19”) outbreak or other viruses and/or diseases.
•The extent to which the COVID-19 pandemic may directly or indirectly impact certain members of the Ciner Group (“Ciner Group”), are uncertain and cannot be predicted with confidence, but could have a material adverse effect on our business.
•If we are not able to renew our leases, it will have a material adverse effect on us.
•Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations thereon.
•We may not achieve the acquisition component of our growth strategy.
•Mining development, exploration and processing operations pose numerous hazards and uncertainties.
•We may be unable to obtain, maintain or renew permits necessary for our operations.
•Equipment upgrades, equipment failures and deterioration of assets may lead to production issues.
•We may record impairment charges on our assets, including our reserves, that would adversely impact our operations.
•A shortage of skilled workers could reduce our labor productivity and increase our costs.
•Severe weather conditions could have a material adverse impact on our business.
•Our business is subject to inherent risk, including risk relating to natural disasters, and our insurance coverage for such risks may not be adequate or available to us. If an accident or event occurs that is not fully insured, it could materially affect our business.
•We may be subject to litigation, the disposition of which could have a material adverse effect on our results of operations.
•Expansion or improvement of our existing facilities may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations and financial condition.
•We conduct our operations through a joint venture, which subjects us to additional risks.
•Our level of indebtedness may increase, reducing our financial flexibility.
•We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities.
•The adoption of climate change legislation at the global, federal, state or local level could result in increased operating costs and reduced demand for the soda ash we produce.
•We are subject to strict laws and regulations regarding employee and process safety, and failure to comply therewith could have a material adverse effect on our results of operations, financial condition and ability to distribute cash to unitholders.
•The amount of cash we have available for distribution to holders of our units depends primarily on our cash flow and not solely on profitability, which may prevent us from making cash distributions during periods when we record net income.
•Failure to maintain effective quality control systems at our facilities could have a material adverse effect on our business.
•Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.
•Federal and state regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.

Risks Inherent in an Investment in Us
•Ciner Enterprises indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest with us and our unitholders.
•We currently do not have a majority of independent directors on the board of directors of our general partner.
•Operating performance and current and anticipated capital needs may affect the amount distributed to unitholders.
•Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders.
•Our partnership agreement restricts the remedies available to holders of our units for certain actions taken by our general partner.
•Ciner Enterprises and other affiliates of our general partner are not restricted in their ability to compete with us.
•Our general partner, or any transferee holding a majority of the incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the minimum quarterly distribution.
•Holders of our common units have limited voting rights and are not entitled to appoint our general partner or its directors.

•Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.
•Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
•The incentive distribution rights held by our general partner may be transferred to a third party without unitholder consent.
•Our general partner has a limited call right that may require unitholders to sell common units at an undesirable time or price.
•We may issue additional units, including units ranking senior to common units, without unitholder approval.
•Our general partner intends to limit its liability regarding our obligations.
•Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
•Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our earnings and therefore our ability to distribute cash to our unitholders.
•Your liability may not be limited if a court finds that unitholder action constitutes control of our business.
•Unitholders may have liability to repay distributions and may be personally liable for the obligations of the partnership.
•The New York Stock Exchange does not require a partnership like us to comply with certain governance requirements.
•The market price of our common units could be adversely affected by sales of substantial amounts of our common units in the public markets, including sales by our existing unitholders.
•Our unitholders who fail to furnish certain information requested by our general partner or are not eligible citizens are not entitled to receive distributions or allocations of income or loss on their common units, which will be subject to redemption.
•Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) could have a material effect on our balance sheet, revenue and results of operations, and could require a significant expenditure of time, attention and resources.

Tax Risks to Common Unitholders
•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states.
•The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
•Unitholders are required to pay taxes on their respective shares of our income even if they do not receive any cash distributions.
•Tax gain or loss on the disposition of our common units could be more or less than expected.
•Unitholders may be subject to limitations on their ability to deduct interest expense we incur.
•Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.
•Non-U.S. unitholders will be subject to U.S. federal income taxes and withholding from owning our common units.
•If the IRS contests the U.S. federal income tax positions we take, the market for our common units may be adversely impacted.
•The IRS may challenge our treatment of purchasers of our common units as having the same tax benefits.
•The IRS may challenge that we prorate our items of income, gain, loss and deduction between transferors and transferees of our units based upon the ownership of units on the first day of each month, instead of the date a particular unit is transferred.
•A unitholder whose common units are the subject of a securities loan may be considered as having disposed of them.
•The IRS may challenge certain valuation methodologies we have adopted in determining a unitholder’s allocations of income, gain, loss and deduction.
•As a result of investing in our common units, our unitholders may become subject to state and local taxes.
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
    Each of the board of managers of Ciner Wyoming and the board of directors of our general partner approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020 and December 31, 2020 during the COVID-19 pandemic. In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate a distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
At this time, we are unable to predict the ultimate impact that COVID-19 may have on our business, future results of operations, financial position, cash flows or ability to make distributions to unitholders. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by local, state, federal or international government authorities to contain the outbreak or treat its impact. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. While we have begun to see signs of recovery, including the approval and limited distribution of several COVID-19 vaccines and generally with some of our customers and industries, primarily in the form of government re-openings and increasing orders these recoveries are very fluid. We are actively managing the business to maintain cash flow, and we believe we have enough liquidity to meet our anticipated liquidity requirements. During the year ended December 31, 2020, we incurred $2.4 million in net costs directly related to COVID-19 primarily in the form of costs related to employee safety and retention and additional inventory storage and logistics costs during the COVID-19 pandemic. In the first quarter of 2020, we started to see the impact of COVID-19 on our operations in the form of slowing global demand and downward pricing pressure. We experienced quarter over quarter sales volume fluctuations of 35.7% decline, 26.7% increase, and 9.5% increase in the second quarter, the third quarter, and the fourth quarter of 2020, respectively. At this time, we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, and the potential negative financial impact to our results cannot be reasonably estimated but could be material. We may continue to not have sufficient cash each quarter to pay a distribution due to the impact of Covid-19.
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
•our relationships with our customers and our sales agent’s ability to renew contracts on favorable terms to us;
•the creditworthiness of our customers;
•a cybersecurity event;
•the short and long-term impact of the COVID-19 pandemic, including the impact of government orders on our employees, suppliers, customers and operations;
•the impact of the ANSAC Early Exit Agreement (as defined below) and our transition to the utilization of Ciner Group’s global distribution network for some of our export operations beginning on January 1, 2021;

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
A significant portion of our international sales of soda ash has been to ANSAC, a U.S. export cooperative, and therefore adverse developments at ANSAC could adversely affect our financial and operations.
We, along with two other U.S. trona-based soda ash producers, utilized ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa and members of the European Community and European Free Trade Area until December 31, 2020. Although Ciner Corp’s membership in ANSAC terminated at the end of the day on such date, Ciner Corp and ANSAC reached an agreement, which includes sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, we had, and will continue to have in the near-term, direct access to ANSAC’s customers but no direct control over the credit or other terms ANSAC extended to its customers. As a result, we were, and will continue to be in the near-term, vulnerable to ANSAC’s customer relationships and the credit and other terms ANSAC extends to its customers. Any adverse change in ANSAC’s customer relationships, while Ciner Corp continues to make sales to ANSAC, could have had a direct impact on ANSAC’s ability to make sales and our ability to make sales to ANSAC. In addition, to the extent ANSAC extends credit or other favorable terms to its end customers and those customers subsequently default under sales contracts or otherwise fail to perform, we would have no direct recourse against them. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021.
For more information about ANSAC, see Item 1, “Business—Customers” and “Risk Factors-Risks Inherent in our Business and Industry- “A significant portion of our historical international sales of soda ash has been to ANSAC, and therefore, Ciner Corp’s termination of its membership in ANSAC could adversely affect our ability to compete in certain international markets, materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.”
A significant portion of our historical international sales of soda ash has been to ANSAC, and therefore, Ciner Corp’s termination of its membership in ANSAC could adversely affect our ability to compete in certain international markets, materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.
Although Ciner Corp’s membership in ANSAC terminated at the end of the day on December 31, 2020, Ciner Corp and ANSAC reached an agreement that we would continue selling tons, at substantially lower volumes to ANSAC and partner therewith on limited logistics services for a limited period of time. ANSAC has historically been our largest customer for the years ended December 31, 2020, 2019 and 2018, accounting for 45.4%, 60.4% and 52.0%, respectively, of our net sales. As a result of the termination of Ciner Corp’s membership in ANSAC, we cannot be assured that we will retain existing foreign customers or secure new foreign customers or the related logistics arrangements on favorable terms, if at all, after the ANSAC termination date, which could materially adversely impact our business, results of operations and financial condition and limit our ability to make distributions to our unitholders.
An increase in natural gas prices, or an interruption in our natural gas supply, would negatively impact our competitive cost position when compared to other foreign and domestic soda ash producers.
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $5.70. For the years ended December 31, 2020 and 2019, the average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices were $2.07 and $2.59 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
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
For the year ended December 31, 2020, approximately 96.6% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2021. Interruptions of service on this rail line could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2020, we shipped approximately 96.6% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2021. There can be no assurance that this contract will be renewed on terms favorable to us or at all. For the year ended December 31, 2020 and 2019, we assisted the majority of our domestic customers in arranging their freight services. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 135 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During the years ended December 31, 2020 and 2019, we had no shortfall payments under the transportation agreement.
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

For the year ended December 31, 2020, our international sales of soda ash as a percentage of total sales was 46.8%. Our gross margin for international sales is lower than our gross margin for domestic sales because our average price of soda ash sold internationally is lower than our average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
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
Our deca stockpiles will be substantially depleted by 2024 and our production rates will decline by approximately 200,000 short tons per year if we do not make further investments.

In 2024, our deca stockpiles will be substantially depleted.  We are evaluating our Green River Expansion Project at the site that will offset this decline as well as provide additional soda ash production above our current rates.  We cannot guarantee that any such investments will be executed successfully or in a timely manner to enable us to maintain our current rates of production.
Ciner Corp, on our behalf, typically enters into contracts and arrangements with our customers that have terms of one to three years, and our customers are not obligated to purchase any specific amount of soda ash from us.
The terms of our customer contracts vary, including by geography. Most of our domestic contracts have terms of one to three years. We understand that ANSAC’s customer contract terms also vary by region. Moreover, some of our customer contracts are not exclusive dealing and none are take-or-pay arrangements. Additionally, we may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of soda ash, Ciner Corp’s termination from ANSAC as of the ANSAC termination date, business failure or bankruptcy of the customer or dissatisfaction with our performance or pricing. Loss of any of our major customers could adversely affect our business, results of operations and cash flow.
Increased use of glass substitutes and recycled glass may affect demand for soda ash, which could adversely affect our results of operations.
Increased use of glass substitutes or recycled glass in the container industry could have a material adverse effect on our results of operations and financial condition. Container glass production is one of the principal end markets for soda ash. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Demand for soda ash by the U.S. glass container industry has generally declined over the last ten years. However, international demand for glass containers is growing at close to GDP rate. We believe that the use of containers made with alternative materials such as plastic and aluminum will continue to negatively affect the growth in domestic demand for soda ash in the U.S.
We are exposed to trade credit risk in the ordinary course of our business activities.
We extend credit to our customers as a normal part of our business and as such are subject to the credit risk of our customers, including the risk of loss resulting from nonpayment or nonperformance. Standard industry contract terms are net 30 days from the date of shipment for domestic U.S. customers and 120-150 days from the date of shipment for international customers. We have experienced nonperformance by our customers and counterparties in the past, and we may take reserves for accounts more than 90 days past due. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Our credit procedures and policies may not be adequate to eliminate customer credit risk, and we may not adequately assess the creditworthiness of existing or future customers. In addition, even if our procedures work properly, our customers may experience unanticipated deterioration of their creditworthiness. Material nonpayment or nonperformance by our customers could have a material adverse effect on our financial condition and results of operations and on our ability to distribute cash to our unitholders.
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
Our reserve estimates may vary substantially from the actual amounts of minerals we are be able to recover economically from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves, including many factors beyond our control. Estimates of reserves necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to, among other aspects:
•future prices of soda ash, mining and production costs, capital expenditures and transportation costs;
•future mining technology and processes;
•the effects of regulation by governmental agencies; and
•geologic and mining conditions, which may not be identified by available exploration data and may differ from our experiences in areas where we currently mine.
Please read Item 1, “Business-Trona Reserves” for more information including pertinent additional assumptions regarding our reserve estimates in this Report. Actual production, revenue and expenditures with respect to our reserves will likely vary from our estimates, and these variations may be material.
Provisions in, and the consequences of an event of default including the Facilities Agreement Default, under, the Facilities Agreement could limit our ability to grow the business, restrict our operational and financial flexibility and result in a change of control.
On August 1, 2018, Ciner Enterprises, the entity that indirectly owns and controls the Partnership, refinanced its existing credit agreement and entered into a new facilities agreement, to which WE Soda and Ciner Enterprises (as borrowers), and KEW Soda, WE Soda, WE Soda Kimya Yatırımları Anonim Şirketi, Ciner Kimya Yatırımları Sanayi ve Ticaret Anonim Şirketi, Ciner Enterprises, Ciner Holdings and Ciner Corp (as original guarantors and together with the borrowers, the “Ciner Obligors”), are parties (as amended and restated or otherwise modified, the “Facilities Agreement”), and certain related finance documents. The Facilities Agreement expires on August 1, 2025.
Even though neither we nor Ciner Wyoming are a party or a guarantor under the Facilities Agreement while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders, whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent certain transactions (including loans) with our affiliates, including such transactions that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement, (iii) restrict the amount of our capital expenditures if certain ratios are not achieved by the Ciner Obligors thereunder and (iv) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement. Based on the Ciner Obligors’ applicable ratios at December 31, 2020, the Partnership’s expansion capital expenditures are prohibited until the Ciner Obligors’ applicable ratios are at specified levels pursuant to the Facilities Agreement.

In addition, Ciner Enterprises’ ownership in Ciner Holdings is subject to a lien under the Facilities Agreement, which enables the lenders under the Facilities Agreement to foreclose on such collateral and take control of Ciner Holdings, which controls the general partner of the Partnership, if any of the borrowers or guarantors under the Facilities Agreement are unable to satisfy its respective obligations under the Facilities Agreement.
Furthermore, the consequences of an event of default under the Facilities Agreement may, directly or indirectly, negatively affect our operations, and those of Ciner Wyoming. In connection with the event of default (the “Facilities Agreement Default”) under the Facilities Agreement that arose in February 2021, (i) we terminated our credit facility and repaid in full our obligations thereunder and (ii) Ciner Wyoming amended its existing credit agreements to modify the related definitions of change of control in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders foreclosing on certain equity interests in Ciner Holdings (the “Equity Default Remedy”) as a remedy for the Facilities Agreement Default, or as a remedy for future events of default under the Facilities Agreement, as amended. Although exercise of the Equity Default Remedy no longer directly triggers an event of default under Ciner Wyoming’s credit agreements, such remedy may still provide the lenders under the Facilities Agreement with the authority and ability to effectuate a change of control.
Any debt instruments that Ciner Enterprises or any of its affiliates enter into in the future, including any amendments to the Facilities Agreement or the related finance documents, may include additional or more restrictive limitations, or consequences of events of defaults, that may impact our ability to conduct our business. These additional restrictions and potential consequences of events of default could adversely affect our ability to finance our future operations or capital needs or engage in, expand or pursue our business activities.
Each of Ciner Holdings and Ciner Corp, the sole member of Ciner Holdings, which is in turn the sole member of our general partner, is a guarantor under, and its respective equity interests in us and Ciner Holdings are pledged as collateral under, the Facilities Agreement; if any of the Ciner Obligors is unable to meet its obligations under the Facilities Agreement, or is declared bankrupt, the lenders under the Facilities Agreement may gain control of the sole member of our general partner and force us to liquidate or, in the case of bankruptcy, our partnership may be dissolved.
Ciner Holdings, the sole member of our general partner, is a guarantor under the Facilities Agreement, and Ciner Corp, the sole member of Ciner Holdings, is also a guarantor thereunder. Ciner Corp’s membership interests in Ciner Holdings and Ciner Holdings’ limited partnership interests in us are subject to a lien under the Facilities Agreement. If any of the Ciner Obligors is unable to satisfy its obligations under the Facilities Agreement, or declares bankruptcy, and the lenders foreclose on the applicable collateral, the lenders would own the sole member of our general partner, and effectively all of its assets, which include 100% of the membership interest in the general partner. In such event, the lenders would own and control our general partner, the entity that controls our management and operation. Pursuant to such ownership, the lenders could force us to liquidate. Please read the risks factors in this Report, including the discussion under the following risk factors: “Restrictions in the agreements governing Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement, could limit its operations, and therefore ours, and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.”
Restrictions in the agreements governing Ciner Wyoming’s indebtedness, including the Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement, could limit its operations, and therefore ours, and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Ciner Wyoming is party to a $225.0 million senior secured revolving credit facility (as amended, the “Ciner Wyoming Credit Facility”), and an equipment financing arrangement (the “Ciner Wyoming Equipment Financing Arrangement”) with Banc of America Leasing & Capital, LLC, as lender (the “Equipment Financing Lender”) including a Master Loan and Security Agreement, dated as of March 25, 2020 (as amended to date, the “Master Agreement”) and an Equipment Security Note Number 001, dated as of March 25, 2020 (the “Initial Secured Note”), which provides the terms and conditions for the debt financing of certain equipment related to Ciner Wyoming’s new natural gas-fired turbine co-generation facility that became operational in March 2020.
The Ciner Wyoming Credit Facility contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to
•make distributions on or redeem or repurchase its units;
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates of Ciner Wyoming;

•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.
Furthermore, the Ciner Wyoming Credit Facility requires compliance with quarterly maintenance of a leverage ratio and an interest coverage ratio. For more information please read Part II, Item 8, “Financial Statements and Supplementary Data—Note 9—Debt—Ciner Wyoming Credit Facility.”
The Ciner Wyoming Credit Facility contains customary events of default for similar transactions, including (i) failure to make required payments, (ii) failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings and (v) the occurrence of a default under any other material indebtedness. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Ciner Wyoming Credit Facility, all of the outstanding commitments under such facility may be terminated and any outstanding principal of the Ciner Wyoming Credit Facility’s debt, together with accrued and unpaid interest, may be declared immediately due and payable.
In connection with the Facilities Agreement Default, Ciner Wyoming entered into a Third Amendment to the Ciner Wyoming Credit Facility (the “Third Amendment”) in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders exercising the Equity Default Remedy as a remedy for the Facilities Agreement Default, or a future event of default under the Facilities Agreement, as amended. Such amendment (i) modified the definition of change of control; (ii) reduced the leverage ratio to 3:00 to 1.00 for the quarter ended June 30, 2021 and each fiscal quarter thereafter; and (iii) added a covenant that any borrowings under the Wyoming Credit Facility are secured by substantially all of Ciner Wyoming’s personal property, subject to certain exclusions.
Under the Ciner Wyoming Credit Facility (as amended), a change of control is triggered if (i) Ciner Corp and its wholly-owned subsidiaries, cease to own all of the equity interests that are entitled to vote for, or cease to have the ability to elect a majority of, the board of directors (or similar governing body) of Ciner Resource Partners LLC; (ii) Ciner Corp and its wholly-owned subsidiaries cease to own all of the general partner interests of, or cease to be and perform the functions of the general partner of, Ciner Resources LP; or (iii) Ciner Resources LP, Ciner Corp and its wholly-owned subsidiaries in the aggregate cease to own at least 50.1% of the economic interests in Ciner Wyoming or ceases to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers; provided, the foregoing will not constitute a change of control if caused solely as a result of a foreclosure of the equity pledged under the Facilities Agreement due to an event of default thereunder.
With respect to the Ciner Wyoming Equipment Financing Arrangement, in order to secure the payment and performance of Ciner Wyoming’s obligations thereunder and other debt obligations owed by Ciner Wyoming to the Equipment Financing Lender, Ciner Wyoming granted to the Equipment Financing Lender a continuing security interest in all of Ciner Wyoming’s right, title and interest in and to the Equipment (as defined in the Master Agreement) and certain related collateral. The Ciner Wyoming Equipment Financing Arrangement (1) incorporates all covenants of in the Ciner Wyoming Credit Facility, now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii) certain mergers or changes in control of Ciner Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Equipment Financing Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Equipment Financing Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any equipment note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any equipment note, and to charge Ciner Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Ciner Wyoming Equipment Financing Arrangement. In connection with the Third Amendment to the Ciner Wyoming Credit Facility described above, Ciner Wyoming entered into a second amendment to the Master Agreement (the “Second Amendment to the Master Agreement”) for the similar purpose of modifying the applicable definition of change of control in order to prevent a potential event of default thereunder.
The provisions of the Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement may affect Ciner Wyoming’s ability to obtain future financing and pursue attractive business opportunities and flexibility in planning for, and reacting to, changes in business conditions. In addition, Ciner Wyoming’s failure to comply with the provisions of the Ciner Wyoming Credit Facility could result in an event of default, which could enable its lenders, subject to the terms and conditions thereof, to terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the Ciner Wyoming Credit Facility’s debt is accelerated, the assets of Ciner Wyoming may be insufficient to repay such debt in full. As a result, our results of operations and, therefore, our ability to distribute cash to unitholders, could be materially and adversely affected, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 8, “Financial Statements and Supplementary Data—Note 9—Debt—Ciner Wyoming Credit Facility” for more information.

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
Additionally, our business is highly dependent on financial, accounting and other data processing systems. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. Furthermore, we rely on information systems across our operations, including the management of supply chain and various other processes and transactions. As a result, a disruption on any information systems at our soda ash production facility or other facilities and assets that we utilize, may cause disruptions to our operations and have a material adverse effect on our financial condition, results of operations and cash flows.
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
Our business may continue to be adversely affected by the coronavirus (“COVID-19”) outbreak or the outbreak of other contagious diseases.
Public health epidemics, pandemics or outbreaks of contagious diseases could adversely impact our business. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic that included the United States. The impact of COVID-19, including changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. In late December 2020, vaccines for COVID-19 started becoming available on a limited basis.
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
The extent to which the COVID-19 pandemic may directly or indirectly impact the future financial condition, results of operations and liquidity of certain members of the Ciner Group (“Ciner Group”), including WE Soda, Ciner Enterprises, Ciner Wyoming Holding Co. (“Ciner Holdings”) and Ciner Resource Partners LLC (our “general partner”), are uncertain and cannot be predicted with confidence, but could have a material adverse effect on our business, financial condition, results of operations and limit our ability to make distributions to unitholders.
The extent to which COVID-19 may directly or indirectly impact the future financial condition, results of operations and liquidity of certain members of Ciner Group, including WE Soda, Ciner Enterprises, Ciner Holdings and our general partner, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including, without limitation, the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact. In response to the impact of the COVID-19 pandemic, WE Soda and Ciner Enterprises (collectively, the “FA Borrowers”) and certain other guarantors under the Facilities Agreement, including Ciner Holdings, the sole member of our general partner, and Ciner Resources Corporation (“Ciner Corp”), the sole member of Ciner Holdings, entered into the Amendment and Restatement Facilities Agreement dated as of July 24, 2020 as further amended on August 31, 2020 and February 11, 2021 (as amended, the “Facilities Agreement”). In February 2021, the Ciner Obligors experienced the Facilities Agreement Default, which in turn caused (i) Ciner Wyoming to enter into the Third Amendment to the Ciner Wyoming Credit Facility and the Second Amendment to the Master Agreement and (ii) us to terminate our credit facility and repay in full our obligations thereunder.

Regardless, the lenders under the Facilities Agreement may still exercise the Equity Foreclosure Remedy in response to certain other events of default thereunder. Pursuant to such resulting ownership, the lenders could force us to liquidate, or we and Ciner Wyoming may otherwise experience a material adverse effect on our business, financial condition, results of operations and limited ability to make distributions to unitholders.
If we are not able to renew our leases, it will have a material adverse effect on us. Under the terms of our subsurface mining leases, we are required to make minimum royalty payments or annual rentals, and the royalty rates we are required to pay may change with little or no notice to us.
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Sweetwater Royalties LLC. As of December 31, 2020, none of our leases covering our acreage are scheduled to expire until 2027. If we are not able to renew our leases, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders. Each of those leases and the license requires that minimum royalties or annual rentals be paid regardless of production levels. If our operations do not meet production goals, then it could have an adverse effect on our ability to pay cash distributions due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the corresponding net sales.
The royalty rates we pay to our lessors may change upon our renewal of such leases. Any increase in the royalty rates we are required to pay to our lessors, or any failure by us to renew any of our leases, could have a material adverse impact on our results of operations, financial condition, or liquidity, and, therefore, may affect our ability to distribute cash to unitholders.
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
Acquisitions involve a number of special risks, including:
•unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business or assets;
•potential adverse short-term effects on operating results through increased costs or otherwise;
•diversion of management’s attention and failure to recruit new, and retain existing, key personnel of the acquired business or assets;
•failure to implement infrastructure, logistics and systems integration successfully; and
•the risks inherent in the systems of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.
Mining development, exploration and processing operations pose numerous hazards and uncertainties that may negatively affect our business.
Mining and processing operations involve many hazards and uncertainties, including, among other things:
•seismic activity;
•ground failures;
•industrial accidents;
•environmental contamination or leakage, including gas leaks;
•fires and explosions;
•unusual and unexpected rock formations or water conditions;
•flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature; and
•mechanical equipment failure and facility performance problems.
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
The nature of our operations exposes us to possible litigation claims, including disputes with customers and providers of shipping services. Some of the lawsuits may seek fines or penalties and damages in large amounts or seek to restrict our business activities. Because of the uncertain nature of litigation and coverage decisions, we cannot predict the outcome of these matters or whether insurance claims may mitigate any damages to us. Litigation is very costly, and the costs associated with prosecuting and defending litigation matters could have a material adverse effect on our results of operations.
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
We may also enter into other joint venture arrangements with third parties in the future. NRP has, and these third parties may have, obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of our joint venture partner in Ciner Wyoming, to satisfy their respective obligations, is outside our control. If these parties do not satisfy their obligations under the arrangement, our business may be adversely affected.
Our joint venture arrangement may involve risks not otherwise present without such partner, including, for example:
•our joint venture partner shares certain blocking rights over transactions between Ciner Wyoming and its affiliates, including us and potential arrangements between Ciner Corp and Ciner Wyoming after the ANSAC termination date regarding Ciner Corp’s ability to market our soda ash directly into international markets that are currently being served by ANSAC;
•our joint venture partner may propose changes to our capital expenditure programs;
•our joint venture partner may take actions contrary to our instructions or requests or contrary to our policies or objectives;
•although we control Ciner Wyoming, we owe contractual duties to Ciner Wyoming and its other owners, which may conflict with our interests and the interests of our unitholders; and
•disputes between us and our joint venture partner may result in delays, litigation or operational impasses.
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
In the future, we may incur significant indebtedness in order to make future acquisitions or to develop or expand our facilities and mining capabilities. Our level of indebtedness could affect our operations in several ways, including:
•a significant portion of our cash flows could be used to service our indebtedness;
•a high level of debt would increase our vulnerability to general adverse economic and industry conditions;
•the covenants contained in the agreements governing our outstanding indebtedness will limit our ability to borrow additional funds, dispose of assets, pay distributions and make certain investments;
•a high level of debt may place us at a competitive disadvantage compared to our competitors that are less leveraged, and therefore may be able to take advantage of opportunities that our indebtedness would prevent us from pursuing;
•our debt covenants may also affect our flexibility in planning for, and reacting to, changes in the economy and our industry; and
•a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, distributions or for general corporate or other purposes.
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
Our operations are subject to stringent and complex federal, state and local environmental laws and regulations that govern the discharge of materials into the environment or otherwise relate to environmental protection. Examples of these laws include:

•the federal Clean Air Act and analogous state laws that impose obligations related to air emissions;
•the CERCLA or the Superfund law, and analogous state laws that regulate the cleanup of hazardous substances that may be or have been released at properties currently or previously owned or operated by us or at locations to which our wastes are or have been transported for disposal;
•the federal Water Pollution Control Act, or the Clean Water Act, and analogous state laws that regulate discharges from our facilities into state and federal waters, including wetlands and the Green River;
•the RCRA, and analogous state laws that impose requirements for the storage, treatment and disposal of solid and hazardous waste from our facilities;
•the Endangered Species Act, or ESA; and
•the Toxic Substances Control Act, or TSCA, and analogous state laws that impose requirements on the use, storage and disposal of various chemicals and chemical substances at our facility.
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
Mining operations are generally obligated under federal, state and local laws to restore property in accordance with regulatory standards and an approved reclamation plan after it has been mined, and generally must also maintain financial assurances, such as surety bonds, to secure such obligations. To fulfill the financial assurances requirement, the WDEQ historically allowed us to “self-bond,” which commits us to pay directly for reclamation costs rather than obtaining a traditional surety bond. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and required us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020.
We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount. After we secured the Surety Bond, the Self-Bond Agreement was terminated. As of December 31, 2020, the amount of our Surety Bond was $36.2 million, which increased to $41.8 million effective March 1, 2021. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond is immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.

Our inability to secure financial assurances satisfactory to WDEQ could subject us to fines and penalties as well as the revocation of our operating permits. Such inability could result from a variety of factors, including:
•the State of Wyoming’s future decision to require mining operations to maintain surety bonds or other types of financial assurances;
•continued increases in the amount of required financial assurance;
•the lack of availability, high expense, or unreasonable terms of financial assurances;
•the ability of future financial assurance counterparties to require collateral; and
•the exercise by financial assurance counterparties of any rights to refuse to renew the financial assurance instruments.
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
Ciner Enterprises indirectly owns and controls our general partner and Ciner Holdings will appoint all of the directors of our general partner, who in turn will appoint all of our general partner’s officers. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the executive officers and directors of our general partner have a fiduciary duty to manage our general partner in a manner beneficial to Ciner Enterprises. Therefore, conflicts of interest will arise between Ciner Enterprises or any of its affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates over the interests of our common unitholders. These conflicts include the following situations:
•neither our partnership agreement nor any other agreement requires Ciner Enterprises to pursue a business strategy that favors us, and the directors and officers of Ciner Enterprises have a fiduciary duty to make these decisions in the best interests of Ciner Enterprises, which may be contrary to our interests. Ciner Enterprises may choose to shift the focus of its investment and growth to areas not served by our assets;
•our general partner is allowed to take into account the interests of parties other than us, such as Ciner Enterprises, in exercising certain rights under our partnership agreement, which may effectively limit its duty to our unitholders;
•all of the officers and five of the directors of our general partner are also officers and/or directors of Ciner Corp, a subsidiary of Ciner Enterprises, or other affiliates of Ciner Enterprises (such entities, excluding our general partner, us and Ciner Wyoming (“other Ciner Group affiliates”)) and will owe fiduciary duties to such other Ciner Group affiliates. The officers of our general partner will devote some or a significant amount of their time to the business of such other Ciner Group affiliates and will be compensated by such other Ciner Group affiliates accordingly;
•our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limits our general partner’s liabilities and restricts the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty;

•except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;
•our largest customer is ANSAC, of which our affiliate, Ciner Corp, through the end of day on December 31, 2020, was one of three current members, and certain officers of our general partner were and have been board members of ANSAC;
•Ciner Enterprises and its affiliates are not limited in their ability to compete with us and may directly or indirectly compete with us for acquisition opportunities and customers. For example, we face competition from Ciner Group’s trona-based soda ash production in Turkey and prospective soda ash production in the U.S. through a new joint venture between Imperial Natural Resources Trona Mining Inc. and a third party and Ciner Corp, our sales agent for soda ash, acts as sales agent for soda ash imports by Ciner Group to the U.S. While the Partnership’s international strategy subsequent to Ciner Corp’s departure from ANSAC includes utilizing Ciner Corp and leveraging the distributor network established by Ciner Group, the Ciner Group is not required to provide these services nor is it prohibited from competing against the Partnership;
•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuances of additional partnership securities and the level of reserves, each of which can affect the amount of cash that we distribute to our unitholders;
•our general partner determines the amount and timing of any capital expenditure and whether a capital expenditure is classified as a maintenance capital expenditure, which reduces operating surplus, or an expansion or investment capital expenditure, which does not reduce operating surplus. Our partnership agreement does not set a limit on the amount of maintenance capital expenditures that our general partner may determine to be necessary or appropriate. Please read Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Expenditures” for a discussion regarding when a capital expenditure constitutes a maintenance capital expenditure or an expansion capital expenditure. This determination can affect the amount of cash that is distributed to our unitholders;
•our general partner may cause us to borrow funds to pay cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•our partnership agreement permits us to classify up to $20.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions or to our general partner in respect of the incentive distribution rights;
•our general partner generally determines which costs incurred by it and its affiliates are reimbursable by us;
•our partnership agreement does not restrict our general partner from causing us to pay our general partner or its affiliates for any services rendered to us or from entering into additional contractual arrangements with its affiliates on our behalf;
•our general partner intends to limit its liability regarding our contractual and other obligations;
•our general partner may exercise its right to call and purchase our common units if it and its affiliates own more than 80% of the common units;
•our general partner controls the enforcement of obligations that it and its affiliates owe to us, including Ciner Corp’s obligations under the Service Agreement and its commercial agreement with us;
•our general partner decides whether to retain separate counsel, accountants or others to perform services for us;
•our general partner may transfer its incentive distribution rights without unitholder approval; and
•our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or the unitholders. Any such election may result in lower distributions to the common unitholders in certain situations.
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
Operating performance and current and anticipated capital needs, including investments in expansion capital expenditures and acquisitions, may affect the amount distributed to unitholders.
We intend to pay a quarterly distribution to our unitholders to the extent we have sufficient cash from our operations after establishment of cash reserves, which may include current and anticipated expansion capital expenditures and acquisitions. We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash per year. We have recently conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we intend to pay for the investment in part through cash generated by the business and in part through debt.
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
    Each of the board of managers of Ciner Wyoming and the board of directors of our general partner approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020 and December 31, 2020 as the COVID-19 pandemic continues. In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate a distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy will increase our interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.
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

Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by Delaware law regarding fiduciary duty and replace those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:
•how to allocate business opportunities among us and its affiliates;
•whether to exercise its limited call right or assign it to one of its affiliates;
•whether to seek approval of the resolution of a conflict of interest by the conflicts committee of the board of directors of our general partner;
•how to exercise its voting rights with respect to the units it owns;
•whether to exercise its registration rights;
•whether to elect to reset target distribution levels;
•whether to transfer the incentive distribution rights or any units it owns to a third party; and
•whether or not to consent to any merger, consolidation or conversion of the partnership or amendment to the partnership agreement.
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
Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under Delaware law regarding fiduciary duty. For example, our partnership agreement provides that:
•whenever our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) makes a determination or takes, or declines to take, any other action in their respective capacities, our general partner, the board of directors of our general partner and any committee thereof (including the conflicts committee), as applicable, is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the decision was in the best interests of our partnership, and, except as specifically provided by our partnership agreement, will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;
•our general partner will not have any liability to us or our unitholders for a decision made in its capacity as a general partner so long as such decisions are made in good faith;
•our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal; and
•our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:
◦approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;
◦approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates;

◦determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties; or
◦determined by the board of directors of our general partner to be fair and reasonable to us, taking into account the totality of the relationships among the parties involved, including other transactions that may be particularly favorable or advantageous to us.
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
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66-2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of March 10, 2021, Ciner Holdings owned 14,551,000 common units, which constitutes an aggregate of 73.6% of the common units in us.
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
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 10, 2021, Ciner Holdings owned an aggregate of 73.6% of our common units.
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
Our partnership agreement does not limit the number of additional limited partner interests we may issue at any time without the approval of our unitholders. Any additional partnership interests that we issue may be senior to the common units in right of distribution, liquidation and voting. The issuance of additional common units or other equity interests of equal or senior rank will have the following effects:
•our existing unitholders’ proportionate ownership interest in us will decrease;
•the amount of cash available for distribution on each unit may decrease;
•because the amount payable to holders of incentive distribution rights is based on a percentage of the total cash available for distribution, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished;
•the market price of the common units may decline;
•the amounts available for distributions to our common unitholders may be reduced or eliminated; and
•the claims of the common unitholders to our assets in the event of our liquidations may be subordinated.
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
A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we conduct business primarily in Wyoming and Georgia. The limitations on the liability of holders of limited partner interests for the obligations of a limited partnership have not been clearly established in some jurisdictions. You could be liable for any and all of our obligations as if you were a general partner if a court or government agency were to determine that:
•we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•your right to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.
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

Our accounting and financial reporting policies conform to Generally Accepted Accounting Principles in the U.S., which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, we are required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the Financial Accounting Standards Board and the Securities and Exchange Commission and our independent registered public accounting firm. Such new financial accounting standards may result in significant changes that could adversely affect our financial condition and results of operations.
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
The Tax Cuts and Jobs Act of 2017 provided for certain changes to the taxation of individuals, including, a reduction in the maximum marginal income tax rate for individuals and a new individual deduction relating to certain income from partnerships. Although the legislation did not impact our treatment as a partnership for U.S. federal income tax purposes, many of the provisions in the legislation, including the reduction in individual income tax rates and the deduction related to certain income from partnerships, were temporary and, without additional legislation, would sunset on December 31, 2025. In addition, the Treasury Department issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. We believe the income that we treat as qualifying satisfies the requirements under current regulations. However, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership for U.S. federal income tax purposes in the future.
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
Our ability to deduct business interest expense will be limited for federal income tax purposes to an amount equal to the sum of our business interest income and 30% of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. In 2020 only, due to legislation passed with the CARES Act, the adjusted taxable income (ATI) limitation was 50%. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.
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
Our Green River Basin facility is situated on approximately 880 owned acres in the Green River Basin of Wyoming. We own the surface land and its improvements in fee, which we acquired pursuant to a quitclaim deed in 1991. See Item 1A, “Risk Factors—Risks Inherent in our Business and Industry—Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs” for more information. We have operated our facility since 1996, prior to which Rhône-Poulenc was the operator. In addition, we have approximately 23,500 acres of subsurface leased/licensed mining areas. Four ponds on the property of our Green River Basin facility enable us to store the by-products from our refining process. We draw the water necessary for our refining processes from the nearby Green River. Our mining assets consist of two mining beds with five active mining faces at any one given time. The mine is served by three separate mine shafts.
    Ciner Corp leases 12,234 square feet of office space for its headquarters in Atlanta, Georgia which it utilizes to provide management and other shared services to the Partnership, pursuant to the various shared services agreements.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE under the symbol “CINR.” As of March 10, 2021, Ciner Holdings owned 14,551,000 common units. The closing sales price of our common units on NYSE on March 10, 2021 was $13.61. Ciner Holdings has approximately 74% ownership interest in us and the public owned 5,214,781 common units which constitutes an approximately 26% ownership interest in us. There were 9 record holders of our outstanding common units as of March 10, 2021.
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
•provide for the proper conduct of our business (including reserves for our future capital expenditures and for anticipated future credit needs subsequent to that quarter);
•comply with applicable law, any of our debt instruments or other agreements; or
•provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units;
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
In an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on August 3, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members beginning in the second quarter of 2020.
Each of the board of managers of Ciner Wyoming and the board of directors of our general partner approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020 and December 31, 2020 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic. In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate a distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
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
During the year ended December 31, 2020, the Partnership did not repurchase any of its equity securities.

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

Statement of operations data:	For the years ended December 31,
($ in millions, except per unit data)	2020	2019	2018	2017	2016
Results of Operations:
Net sales	$392.2	$522.8	$486.7	$497.3	$475.2
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	309.3	365.0	355.0	356.7	335.6
Depreciation, depletion and amortization expense	28.8	26.9	28.4	27.1	26.1
Selling, general and administrative expenses	21.7	23.8	24.5	22.4	23.3
Impairment and loss on disposal of assets, net	—	—	—	1.6	0.3
Litigation settlement	—	—	(27.5)	—	—
Operating income	32.4	107.1	106.3	89.5	89.9
Total interest and other expense, net	(5.5)	(5.5)	(3.3)	(3.1)	(3.6)
Net income	$26.9	$101.6	$103.0	$86.4	$86.3
Net income attributable to noncontrolling interest	15.2	52.0	53.1	44.8	44.9
Net income attributable to Ciner Resources LP	$11.7	$49.6	$49.9	$41.6	$41.4
Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.58	$2.46	$2.48	$2.08	$2.08
Net income per limited partner unit (diluted)	$0.58	$2.46	$2.48	$2.07	$2.08
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.7	19.6	19.6
Weighted average limited partner units outstanding (diluted)	19.8	19.7	19.7	19.7	19.6
Cash distribution declared per unit	$0.34	$1.36	$2.27	$2.27	$2.27
Adjusted EBITDA (1)	$61.6	$135.4	$136.5	$120.1	$116.5
Distributable cash flow attributable to Ciner Resources LP	$17.0	$54.9	$58.4	$52.0	$50.4
Distribution coverage ratio	2.50	2.00	1.28	1.14	1.10

(1)Adjusted EBITDA is defined as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Please see non-GAAP reconciliations in, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” for additional information.

Balance sheet data (at period end):	As of December 31,
($ in millions)	2020	2019	2018	2017	2016
Total assets	$498.0	$494.3	$434.6	$453.2	$413.1
Long-term debt	128.1	129.5	99.0	138.0	89.4
Partners’ capital attributable to Ciner Resources LP	174.2	172.7	153.9	148.4	153.3
Noncontrolling interests	131.1	127.2	106.2	99.8	105.9
Total equity	305.3	299.9	260.1	248.2	259.2

Cash flow data (at period end):
($ in millions)	For the years ended December 31,
Cash provided by (used in):	2020	2019	2018	2017	2016
Operating activities	$54.7	$103.8	$162.2	$79.3	$128.3
Investing activities (primarily capital expenditures)	(42.2)	(65.4)	(39.4)	(24.7)	(25.3)
Financing activities	(26.9)	(33.7)	(142.8)	(44.1)	(103.7)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References
References in this Annual Report on Form 10-K (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its subsidiary, Ciner Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Ciner Wyoming”. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”), which was an affiliate for export sales through the end of day on December 31, 2020. Effective as of the end of day on December 31, 2020, Ciner Corp exited ANSAC. As of January 1, 2021, Ciner Corp began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
You should read the following management's discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report. The Partnership has omitted from this MD&A a detailed discussion of the year-over-year changes from the Partnership’s fiscal year 2018 as compared to fiscal year 2019, which can be found in the MD&A section in the Partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed with the U.S. Securities and Exchange Commission on March 9, 2020.
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
Recent Developments
COVID-19
Public health epidemics, pandemics or outbreaks of contagious diseases could adversely impact our business. In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, Hubei Province, China. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. It has spread throughout the world, and significant numbers of infections have been reported, including in the United States and markets to which our products have historically been exported. Governmental jurisdictions in the United States and globally have taken various actions to reduce the transmission of COVID-19, which has resulted in disruption in the national and global economic and financial markets. Since late December 2020, the vaccines for COVID-19 have become more widely available in the United States and globally.
Our Response to COVID-19
We continue to closely monitor the impact of the outbreak of COVID-19 and all governmental actions in response thereto on all aspects of our business, including how it impacts our customers, employees, supply chain, distribution network and cash flows. We have taken strong proactive steps to keep the safety of our team and their families as the priority.  We have been executing and continue to execute a comprehensive plan to help prevent the spread of the virus in our work locations and it appears to be having a positive impact.  This plan includes multiple layers of protection for our employees, including but not limited to, social distancing, working from home for certain employees, splitting shifts, increased sanitation, restricted contractor and visitor access, temperature checks on all contractors and third-party vendors, travel restrictions, mask wearing requirements, and daily communication with our teams.  We have conducted proactive quarantining and contact tracing from the early days of this pandemic and require self-reporting of any illness, in addition to a company doctor, weekly status meetings, tracking local resources, and industry wide efforts.  We have also prepared strong contingency plans for all our operations with specific actions based on absentee rates. While we have not utilized any such plans to date as they have not been needed, they are continuously refined in case needed. As COVID-19 vaccines become more broadly available, we will encourage employees to consider getting vaccinated. We anticipate a re-opening of society when the virus plateaus and diminishes, and we have completed re-entry plans to implement as they become appropriate.  We are using data to guide our actions rather than firm dates, and our teams are kept up to date on these plans.  Our focus prior to and during this pandemic has been the safety of our teams and this will continue to be our priority as we scale our operations back to normal as the data guides us to do so. We continue to actively monitor and adhere to applicable local, state, federal, and international governmental guideline actions to better ensure the safety of our employees.
The impact of COVID-19
In the first quarter of 2020, we started to see the impact of COVID-19 on our operations in the form of slowing global demand and downward pricing pressure and we began at that time to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands.
In the second quarter of 2020, the decline in demand adversely impacted our sales and production volume, and price per ton. We experienced an approximately 33.4% decline in production volumes and 35.7% decline in sales volumes when compared to our pre-COVID-19 production and sales levels in the quarter ended March 31, 2020, respectively, primarily as a result of utilizing the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customers’ demands in the near- and mid-term. Our international demand was impacted the most as different countries dealt with different levels of the outbreak and shutdowns. In addition, our customers in the flat glass and in particular the automotive business were significantly negatively impacted.
In the third quarter of 2020, demand showed signs of recovery domestically; however, there was still a decline in the global market compared to the third quarter of 2019. Our international demand was impacted the most as different countries dealt with different levels of the outbreak and shutdowns, but showed signs of recovery during the third quarter of 2020 as compared to the second quarter of 2020. While we have yet to recover to pre-COVID-19 levels, overall sales volumes increased 26.7% and overall production volumes increased 1.5% over the second quarter 2020 results. Our production volume trended upward consistently with our sales volume except for an unplanned weather-related outage in September.
In the fourth quarter of 2020, the decline in demand compared to the fourth quarter of 2019 adversely impacted our sales and production volume, and price per ton due to the continued impact of the COVID-19 pandemic. Our international demand continued to recover in the fourth quarter of 2020 as compared to the third quarter of 2020. While we have yet to recover to the pre-COVID-19 levels, overall sales volumes increased 9.5% and overall production volumes increased 49.1% over the third quarter 2020 results. So far, we have been able to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and customers’ demands, but the Partnership may experience similar variability or declines in operating and financial results in the near- and mid-term as the duration and severity of the COVID-19 pandemic cannot be predicted with confidence. Our increased fourth quarter production was also part of our plan to exit ANSAC and transition our international sales, marketing and logistics internally.

At this time, we are unable to predict the ultimate long-term impacts that COVID-19 may have on our business, future results of operations, financial position, cash flows or ability to make distributions to unitholders. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are still uncertain and cannot be accurately predicted, including new information that may emerge concerning the severity of the outbreak and actions by local, state, federal or international government authorities to contain the outbreak or treat its impact even where the vaccines are becoming more available. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. While we have begun to see signs of recovery with some of our customers and industries, primarily in the form of government re-openings and increasing orders these recoveries are very fluid. We are actively managing the business to maintain cash flow, and we believe we have enough liquidity to meet our anticipated liquidity requirements. As of December 31, 2020, we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, and the potential negative financial impact to our results cannot be reasonably estimated but could be material.
For the year ended December 31, 2020 we incurred $2.4 million in net costs directly related to COVID-19 primarily in the form of costs related to employee safety and retention and additional inventory storage and logistics costs during the COVID-19 pandemic.
Notice to Terminate Membership in ANSAC
As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, had as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, delivered a notice to terminate its membership in ANSAC. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminated Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). Effective as of the end of day on December 31, 2020 Ciner Corp exited ANSAC. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
Although ANSAC was our largest customer for the aforementioned periods, we anticipate that the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will be able to adequately replace these net ANSAC sales. As of January 1, 2021, Ciner Corp began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market.
Suspension of Distribution
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
Each of the board of managers of Ciner Wyoming and the board of directors of our general partner approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020 and December 31, 2020 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic. In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate a distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
Green River Expansion Project

We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that, we believe, could increase production levels up to approximately 3.5 million tons of soda ash per year. We have conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost and market analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, combined with the COVID-19 pandemic’s negative impact on our financial results, we have re-prioritized the timing of the significant expenditure items in order to increase financial and liquidity flexibility until we have more clarity and visibility into the ongoing impact of the COVID-19 pandemic on our business. The timing of the new Green River Expansion Project as well as any other expansion capital expenditures may be impacted by certain performance ratios requirements of the Ciner Obligors’ Facilities Agreement. Based on the Ciner Obligors’ applicable ratios at December 31, 2020 our expansion capital expenditures are prohibited until the Ciner Obligors’ applicable ratios are at acceptable levels pursuant to the Facilities Agreement.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality (“WDEQ”)
We have historically been subject to a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we committed to pay directly for reclamation costs. The amount of the self-bond was $36.2 million as of December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and required us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020. We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount. After we secured the Surety Bond, the Self-Bond Agreement was terminated. As of December 31, 2020, the amount of our Surety Bond was $36.2 million, which increased to $41.8 million effective March 1, 2021. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond is immaterial and we anticipate that to continue to be the case. For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.”

Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near- and mid-term we expect that COVID-19 will continue to have a material impact across a variety of our customers and customer segments which will have a negative impact on demand for our products. We began to see the financial impact of COVID-19 primarily in the second quarter of 2020. In the third quarter of 2020, demand showed signs of recovery domestically; however, there was still a decline in the global market compared to the third quarter of 2019. Our international demand was impacted the most as different countries dealt and continue to deal with different levels of the outbreak and shutdowns, but showed signs of recovery during the third quarter of 2020 in comparison to the second quarter 2020. In the fourth quarter of 2020, while we have yet to recover to the pre-COVID-19 levels, overall sales volumes increased 9.5% over the third quarter 2020 results but decreased 14.8% over the fourth quarter 2019 results. We have been able to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and customers’ demands, but the Partnership may experience similar declines in the near- and mid-term as the COVID-19 pandemic continues.
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
International Commercial Restructuring and Expansion
As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, had as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, delivered a notice to terminate its membership in ANSAC. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminated Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). Effective as of the end of day on December 31, 2020 Ciner Corp exited ANSAC. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
Historically, by design and prior to Ciner Corp’s exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the years ended December 31, 2020, 2019 and 2018, accounting for 45.4%, 60.4% and 52.0%, respectively, of our net sales. Although ANSAC was our largest customer for the aforementioned periods, we anticipate that the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will be able to adequately replace these net ANSAC sales. As of January 1, 2021, Ciner Corp began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 and the first quarter of 2020, we constructed a new natural gas-fired turbine co-generation facility and started its operation in March 2020. The facility is designed to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility in a normal production environment is expected to provide us with an improvement of approximately $3 to $4 million annually in energy costs.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore, which we refer to as our “ore grade”, is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Our ore grade for the years ended December 31, 2020 and 2019 was 86.6% and 86.6%, respectively. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio for the years ended December 31, 2020 and 2019 was 1.60: 1.0 and 1.51: 1.0, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Delivery costs to most domestic customers and ANSAC primarily relate to rail freight services. Some domestic customers may elect to arrange their own freight and logistic services. Delivered costs to non-ANSAC international customers primarily consists of both rail freight services to the port of embarkation and the additional ocean freight to the port of disembarkation. With our exit from ANSAC, we expect that our gross freight costs and related sales prices will increase as a result of our directly managing our international operations, including ocean freight export logistics.
Union Pacific Railroad Company (“Union Pacific”) is our largest provider of domestic rail freight services. For the year ended December 31, 2020, we shipped approximately 96.6% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific. Our plant receives rail service exclusively from Union Pacific and shipments by rail accounted for 85.6% and 86.3% of our total freight costs for the years ended December 31, 2020 and 2019, respectively. The decrease in the percentage of freight that is related to Union Pacific is due primarily to our decreased usage of Union Pacific to accommodate changes in sales mix between domestic and international and their respective delivery locations. Our agreement with Union Pacific expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to us or at all.
If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. For the year ended December 31, 2020, we assisted the majority of our domestic customers in arranging their freight services. During 2020, we had no shortfall payments and do not expect to make any such payments in the future.
Net Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when we satisfy the performance obligation defined in the contract with the customer. The performance obligation is typically met when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facilities, thereby rendering our performance obligation fulfilled. Beginning in 2021, sales to ANSAC will be fulfilled when delivered to ANSAC facilities. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Ciner Corp. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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

Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $5.70. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the years ended December 31, 2020 and 2019, were $2.07 and $2.59 per MMBtu, respectively. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During 2019 and the first quarter of 2020, we constructed a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility in a normal production environment is expected to provide us with an improvement of approximately $3 to $4 million annually in energy costs. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next four years. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
Employee Compensation. See Item 8, Financial Statements and Supplementary Data—Note 11, “Employee Compensation,” for information on the various benefit plans offered and administered by Ciner Corp.
Royalties. During the year ended December 31, 2020, we paid royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with a predecessor in interest to Sweetwater Royalties LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduces the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. If the 2% rate were applied to Leases with the U.S. Government in 2020, our savings on royalty fees would have been approximately $4.5 million based on our mining operations in 2020.
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Selling, general and administrative expenses incurred by ANSAC on our behalf are allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. Pursuant to the ANSAC Early Exit Agreement, we will incur a fixed rate of selling, general, and administrative expense for each ton we sell to ANSAC. The Partnership has a Services Agreement (the “Services Agreement”), with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburse Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
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

The following tables set forth our results of operations for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
($ in millions; except for operating and other data section)	2020	2019
Net sales	$392.2	$522.8
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	185.6	221.4
Depreciation, depletion and amortization expense	28.8	26.9
Freight costs	123.7	143.6
Total cost of products sold	338.1	391.9
Gross profit	54.1	130.9
Operating expenses:
Selling, general and administrative expenses	21.7	23.8
Total operating expenses	21.7	23.8
Operating income	32.4	107.1
Other income/(expenses):
Interest income	0.1	0.4
Interest expense	(5.3)	(5.9)
Other - net	(0.3)	—
Total other expense, net	(5.5)	(5.5)
Net income	$26.9	$101.6
Net income attributable to noncontrolling interest	15.2	52.0
Net income attributable to Ciner Resources LP	$11.7	$49.6

Operating and Other Data:
Trona ore consumed (thousands of short tons)	3,653.8	4,157.0
Ore to ash ratio(1)	1.60: 1.0	1.51: 1.0
Ore grade(2)	86.6%	86.6%
Soda ash volume produced (thousands of short tons)	2,279.3	2,752.0
Soda ash volume sold (thousands of short tons)	2,221.9	2,759.1
Adjusted EBITDA(3)	$61.6	$135.4

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

Analysis of Results of Operations

The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Years Ended December 31,		Percent Increase/(Decrease)
($ in millions, except per ton data)	2020	2019	2020 vs 2019
Net sales:
Domestic	$208.8	$207.0	0.9%
International	183.4	315.8	(41.9)%
Total net sales	$392.2	$522.8	(25.0)%
Sales volumes (thousands of short tons):
Domestic (thousands of short tons)	940.9	874.5	7.6%
International (thousands of short tons)	1,281.0	1,884.6	(32.0)%
Total soda ash volume sold (thousands of short tons)	2,221.9	2,759.1	(19.5)%
Average sales price (per short ton):
Domestic	$221.92	$236.71	(6.2)%
International	$143.17	$167.57	(14.6)%
Average	$176.52	$189.48	(6.8)%
Percent of net sales:
Domestic sales	53.2%	39.6%	34.3%
International sales	46.8%	60.4%	(22.5)%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	42.3%	31.7%	33.4%
International volume	57.7%	68.3%	(15.5)%
Total percent of volume sold	100.0%	100.0%

As discussed in the “Overview” section above the impact of COVID-19 and actions taken by the Partnership in response to it had varying effects on our results of operations in 2020. The Partnership experienced a significant decrease in sales and production volumes due to a significant decrease in global demand and production volumes, which negatively impacted the business.
Consolidated Results
Net sales. Net sales decreased by 25.0% to $392.2 million for the twelve months ended December 31, 2020 from $522.8 million for the twelve months ended December 31, 2019, primarily driven by a decrease in soda ash volumes sold of 19.5% due to the global COVID-19 pandemic, as well as a decrease in average sales price per short ton of 6.8%. The decrease in sales prices was driven by a decrease in domestic and international pricing during the twelve months ended December 31, 2020. Contributing to the decrease in net sales was a decline in international pricing, which continued the trend that began in the fourth quarter in 2019. The overall increase in domestic soda ash volumes sold was primarily driven by the domestic market not being as adversely impacted by COVID-19 as the international market and adding sales to new customers.
    Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, decreased by 13.7% to $338.1 million for the twelve months ended December 31, 2020 from $391.9 million for the twelve months ended December 31, 2019, primarily due to lower sales volumes for the twelve months ended December 31, 2020 as a result of a decline in demand due to the COVID-19 pandemic.
    Selling, general and administrative expenses. Our selling, general and administrative expenses decreased 8.8% to $21.7 million for the twelve months ended December 31, 2020, compared to $23.8 million for the twelve months ended December 31, 2019. The decrease was primarily due to decreases in sales and marketing expenses and professional fees and contracted services during the twelve months ended December 31, 2020 as a result of decreased travel and deferring most non-essential costs due to the global COVID -19 pandemic for the twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019.
Operating income: As a result of the foregoing, operating income decreased by 69.7% to $32.4 million for the twelve months ended December 31, 2020 compared to $107.1 million for the twelve months ended December 31, 2019. During the twelve months ended December 31, 2020, production and sales decreased significantly. Operating results have declined by a greater percentage than production and sales due to a significant amount of fixed plant costs that are not proportionally impacted by lower sales and production volume. In addition, certain costs are higher due to costs related to employee safety and retention during the COVID-19 pandemic.
    Net income. As a result of the foregoing, net income decreased by 73.5% to $26.9 million for the twelve months ended December 31, 2020, compared to $101.6 million for the twelve months ended December 31, 2019
Liquidity and Capital Resources
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
    Our sources of liquidity include:
•cash generated from our operations;
•Approximately $122.5 million ($225.0 million, less $102.5 million outstanding) was available for borrowing and undrawn under the Ciner Wyoming Credit Facility as of December 31, 2020, subject to availability; during the twelve months ended December 31, 2020, we had borrowings of $211.5 million under the Ciner Wyoming Credit Facility, offset by repayments of $238.5 million;
•Approximately $9.0 million ($10.0 million, less $1.0 million outstanding) was available for borrowing under the Ciner Resources Credit Facility (as defined and described below under Note 9 of the Notes to Consolidate Financial Statements) as of December 31, 2020, subject to availability; during the twelve months ended December 31, 2020, we had borrowings of $1.0 million under the Ciner Resources Credit Facility and no repayment to offset the borrowings. In March 2021, we paid off the $2 million outstanding balance, and subsequently terminated, the Ciner Resources Credit Facility.
We continue to analyze all aspects of our spending in order to maintain liquidity at levels we believe are necessary. Since the second quarter of 2020, we have taken steps to remove current non-essential spend, including limiting spending on travel, third-party services and other operating expenses. We are utilizing applicable COVID-19 related government relief programs, such as cost reimbursement or payment deferral programs. We have reviewed and taken actions to adjust our capital spending and in particular our expansion capital spending until we have more clarity and visibility into the impact of the pandemic on our long-term business. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions, will depend on our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
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
Each of the board of managers of Ciner Wyoming and the board of directors of our general partner approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020 and December 31, 2020 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic. In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate a distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
We are actively managing the business to maintain cash flow and we believe we have taken steps to have adequate liquidity to meet our anticipated requirements during the COVID-19 pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material to the Partnership. We believe our existing liquidity, the steps we have taken during the year ended December 31, 2020 to strengthen our financial position through the amended Ciner Wyoming Credit Facility, and the suspension of our quarterly distributions since the second quarter of 2020, provide the financial flexibility and sufficient liquidity to run our business effectively. We will review and, when appropriate, adjust our overall approach to capital allocation and liquidity as we know more about the length and severity of the COVID-19 pandemic and how the post-pandemic recovery will unfold. See Part II, Item 7, Overview, “Recent Developments”, for more information.

Working Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of December 31, 2020, we had a working capital balance of $109.3 million as compared to a working capital balance of $116.0 million as of December 31, 2019. The primary driver for the decrease in our working capital balance was a decrease in cash and cash equivalents primarily related to declines in sales as we continue to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and our customer demands and optimizing balances outstanding on the Ciner Wyoming Credit Facility and additionally decreases in due from affiliates primarily related to a decline in sales levels to ANSAC and timing of collections.
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
The following table below summarizes our capital expenditures, on an accrual basis:

	Years Ended December 31,
($ in millions)	2020	2019
Maintenance	22.9	$20.5
Expansion	14.5	37.6
Total	$37.4	$58.1

    During the twelve months ended December 31, 2020, capital spending decreased $20.7 million as compared to the twelve months ended December 31, 2019. The decrease was primarily driven by decreases in expansion capital expenditures because of the completion of our new co-generation facility, which started its construction in the second half of 2019 and started operating in March 2020 at our Wyoming facility. The decrease was partially offset by the continued increase of maintenance capital expenditures at our Wyoming facility to both adequately maintain the facility’s physical assets and to improve its operational reliability.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,		Percent Increase/(Decrease)
($ in millions)	2020	2019	2020 vs 2019
Cash provided by (used in):
Operating activities	$54.7	$103.8	(47.3)%
Investing activities	$(42.2)	$(65.4)	(35.5)%
Financing activities	$(26.9)	$(33.7)	(20.2)%

Cash provided by operating activities decreased to $54.7 million during the twelve months ended December 31, 2020 compared to $103.8 million of cash provided during the twelve months ended December 31, 2019, primarily driven by $26.9 million of net income during the twelve months ended December 31, 2020, compared to $101.6 million of net income during the twelve months ended December 31, 2019. The $24.2 million decrease in working capital used by operating activities was primarily due to the $8.5 million decrease in due from affiliates for the twelve months ended December 31, 2020, compared to a $24.9 million increase for the twelve months ended December 31, 2019. The increase was primarily due to the increase in due from affiliates as a result of the timing of our funding of pension benefits offered and administered by Ciner Corp for the Partnership and its subsidiary, Ciner Wyoming LLC (“Ciner Wyoming”).
Cash provided by operating activities during the twelve months ended December 31, 2020 was offset by cash used in investing activities of $42.2 million for capital expenditures and cash used in financing activities during the twelve months ended December 31, 2020 of $26.9 million. The decrease in cash used in financing activities during the twelve months ended December 31, 2020 was due to distributions paid of $27.9 million, net borrowings of $241.9 million, and net repayments of $240.7 million during the twelve months ended December 31, 2020 compared to distributions paid of $63.7 million, net borrowings of $102.0 million and net repayments of $71.5 million during the twelve months ended December 31, 2019. The increase in net borrowings during the twelve months ended December 31, 2020 was primarily related to funding of capital expenditures
Borrowings under the Ciner Wyoming Credit Facility and Ciner Resources Credit Facility were at variable interest rates.

($ in millions)	As of and for the quarter ended	As of and for the year ended	As of and for the year ended
	December 31, 2020		December 31, 2019
Short-term borrowings from banks:
Outstanding amount at period ending	$103.5	$103.5	$129.5
Weighted average interest rate at period ending(1)	2.88%	2.88%	3.58%
Average daily amount outstanding for the period	$121.9	$134.7	$137.2
Weighted average daily interest rate for the period(1)	3.00%	2.99%	3.96%
Maximum month-end amount outstanding during the period	$146.0	$155.0	$163.5

(1)Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of December 31, 2020, the interest rate swap contracts had an aggregate notional value of $37.5 million.
Debt
See Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt”, for details of our outstanding debt.
Contractual Obligations
The following table sets forth a summary of our significant contractual obligations as of December 31, 2020:

	Payments Due by Period
	2021	2022	2023	2024	2025	Thereafter	Total
($ in millions)
Long-term debt	$3.0	$106.6	$3.2	$3.3	$3.3	$11.8	$131.2
Purchase obligations (1)	21.9	6.2	4.3	0.9	—	—	33.3
Interest payments (2)	3.0	1.9	0.5	0.4	0.3	0.5	6.6
Lease obligations (3)	0.2	0.1	0.1	0.1	0.1	1.1	1.7
Asset retirement obligation (4)	—	—	—	—	—	170.2	170.2
Total	$28.1	$114.8	$8.1	$4.7	$3.7	$183.6	$343.0

(1) Purchase obligations primarily include agreement to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term utility contracts with various terms extending through 2025 with year-to-year renewal options thereafter. These commitments are designed to assure source of supply for our normal requirements. The amounts include physical and financial natural gas hedge commitments, as well as, purchase obligations under a contract for the transportation of gas, which may be cancelled by either party upon twelve months’ advance written notice to the other party. In connection with our settlement agreement with ANSAC we have an agreement for limited logistics services in 2021. Both of these arrangements include bilateral take or pay terms.”
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2020.
(3) Minimum contractual rental commitments of various operating leases, including renewal periods. Not included in the table above are the operating lease contracts that Ciner Corp typically enters into with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Ciner Corp's obligation related to these rail car leases are $9.7 million in 2021, $6.7 million in 2022, $3.4 million in 2023, $2.3 million in 2024, $2.0 million in 2025 and $2.1 million thereafter.
(4) Asset retirement obligations are the liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of thirty years. We have historically been subject to a self-bond agreement (the “Self-Bond Agreement”) with the

Wyoming Department of Environmental Quality (“WDEQ”) under which we committed to pay directly for reclamation costs. The amount of the self-bond was $36.2 million as of December 31, 2020. Based on the information about the reclamation liability recently obtained from WDEQ, the current estimated reclamation cost of $41.8 million is used to calculate the Asset retirement obligation estimate. See Part II, Item 8, Financial Statements and Supplementary Data - Note 14, Commitments and Contingencies - “Off-Balance-Sheet Arrangements”, for more information regarding our off-balance-sheet arrangements.
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

The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Year Ended December 31,
($ in millions, except per unit data)	2020	2019
Reconciliation of Adjusted EBITDA to net income:
Net income	$26.9	$101.6
Add backs:
Depreciation, depletion and amortization expense	28.8	26.9
Impairment and loss on disposal of assets, net	—	0.6
Interest expense, net	5.2	5.5
Equity-based compensation expense	0.7	0.8
Adjusted EBITDA	61.6	135.4
Less: Adjusted EBITDA attributable to noncontrolling interest	31.5	67.9
Adjusted EBITDA attributable to Ciner Resources LP	$30.1	$67.5

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$30.1	$67.5
Less: Cash interest expense, net attributable to Ciner Resources LP	1.4	2.8
Less: Maintenance capital expenditures attributable to Ciner Resources LP	11.7	9.8
Distributable cash flow attributable to Ciner Resources LP	$17.0	$54.9

Cash distribution declared per unit	$0.340	$1.360
Total distributions to unitholders and general partner	$6.8	$27.4
Distribution coverage ratio	2.50	2.00

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$54.7	$103.8
Add/(less):
Amortization of long-term loan financing	(0.4)	(0.2)
Net change in working capital	2.4	26.6
Interest expense, net	5.2	5.5
Other non-cash items	(0.3)	(0.3)
Adjusted EBITDA	61.6	135.4
Less: Adjusted EBITDA attributable to noncontrolling interest	31.5	67.9
Adjusted EBITDA attributable to Ciner Resources LP	30.1	67.5
Less: Cash interest expense, net attributable to Ciner Resources LP	1.4	2.8
Less: Maintenance capital expenditures attributable to Ciner Resources LP	11.7	9.8
Distributable cash flow attributable to Ciner Resources LP	$17.0	$54.9
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
We believe our judgments and related estimates associated with transactions with our affiliates and revenue recognition are critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below.  We also have other key accounting policies which are disclosed in Item 8, "Financial Statements and Supplementary Data” - Note 2, “Summary of Significant Accounting Policies.”
Transactions with Affiliates
Agreements and transactions with affiliates have a significant impact on the Partnership’s financial statements because the Partnership is a subsidiary in a global group structure. Agreements directly between the Partnership and other affiliates, or indirectly between affiliates that the Partnership does not control, can have a significant impact on recorded amounts or disclosures in the

Partnership's financial statements, including any commitments and contingencies between the Partnership and affiliates, or potentially, third parties.
For instance Ciner Corp, an upstream affiliate of the Partnership, acts as a shared service center for a variety of functions, including logistics and retirement benefits for the U.S. group. Ciner Corp is the exclusive sales agent for the Partnership and allocates costs to the Partnership for selling, general and administrative expenses, retirement and postretirement benefits, railcar leases, and a pass through of any annual residual profit or loss from Ciner Corp's membership in the ANSAC cooperative, which prior to termination of the membership effective December 31, 2020, was the Partnership's largest customer. This ANSAC termination does not have a material impact on our financial statements because liabilities associated with exiting ANSAC are not material, and our low production cost position combined with our ability to leverage Ciner Group’s expertise in logistics gives us the ability to more than adequately replace ANSAC net sales. For more information related to these expenses see Item 8, “Financial Statements and Supplementary Data” Note 15, “Agreements and Transactions with Affiliates.”
Ciner Enterprises, an affiliate that indirectly owns and controls our general partner, and WE Soda, are co-borrowers under the Facilities Agreement, with certain upstream affiliates and subsidiaries of Ciner Enterprises as guarantors, which allows for the lenders under the Facilities Agreement to take control of the Partnership’s general partner if the borrowers or the guarantors are unable to satisfy the obligations under the Facilities Agreement.  The Facilities Agreement is currently in default and absent the March 5, 2021 amendments to the Ciner Wyoming Debt Agreements, such a change in control of the general partner would be considered an event of default under the Ciner Wyoming Debt Arrangements. For more information related to Ciner Enterprises and the Facilities Agreement see Item 1A, “Risk Factors” and Item 8, “Financial Statements and Supplementary Data” - Note 9, “Debt.”
There is judgment in the Partnership’s identification, evaluation, and disclosure of affiliate relationships, transactions, and commitments and contingencies.
Revenue Recognition
The majority of the Partnership’s revenues generated are recognized upon delivery and transfer of title to the product to our customers. Generally the time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the Partnership ships product to customers, thereby rendering our performance obligation fulfilled. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs. For more information related to revenue see Item 8, “Financial Statements and Supplementary Data - Note 2, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.”

Recently Issued Accounting Standards

Accounting standards recently issued are discussed in Part II, Item 8. "Financial Statements and Supplementary Data" - Note 2 - Summary of Significant Accounting Policies, in the notes to the consolidated financial statements.

Supplementary Selected Quarterly Financial Data
The following is selected unaudited condensed consolidated data for Ciner Resources LP for the quarters indicated:

($ in millions, except per unit data)	Q4 -20	Q3 -20	Q2 -20	Q1 -20	Q4 -19	Q3 -19	Q2 -19	Q1 -19
Net sales	$103.4	$98.2	$76.2	$114.4	$125.4	$137.2	$129.8	$130.4
Cost of products sold	84.2	86.6	74.2	93.1	97.2	100.7	97.5	96.5
Gross profit	19.2	11.6	2.0	21.3	28.2	36.5	32.3	33.9
Operating expenses	5.2	4.7	6.0	5.8	4.3	5.1	7.0	7.4
Operating income	14.0	6.9	(4.0)	15.5	23.9	31.4	25.3	26.5
Interest and other expense, net	(1.3)	(1.5)	(1.4)	(1.3)	(1.2)	(1.5)	(1.5)	(1.3)
Net income	12.7	5.4	(5.4)	14.2	22.7	29.9	23.8	25.2
Net income attributable to noncontrolling interest	6.7	3.1	(2.1)	7.5	11.5	15.1	12.5	12.9
Net income attributable to Ciner Resources LP	$6.0	$2.3	$(3.3)	$6.7	$11.2	$14.8	$11.3	$12.3

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,068.9	770.5	771.8	1,042.7	1,031.1	1,086.3	1,006.4	1,033.3
Ore to ash ratio(1)	1.56: 1.0	1.67: 1.0	1.70: 1.0	1.53: 1.0	1.50: 1.0	1.53: 1.0	1.49: 1.0	1.52: 1.0
Ore grade(2)	85.7%	86.9%	86.7%	86.7%	86.6%	86.4%	86.6%	86.8%
Soda ash volume produced (thousands of short tons)	685.9	460.1	453.1	680.2	687.6	711.0	674.5	678.8
Soda ash volume sold (thousands of short tons)	591.5	540.3	426.5	663.7	694.6	709.0	678.5	677.1

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$0.30	$0.11	$(0.17)	$0.34	$0.55	$0.74	$0.56	$0.61

Common - Public and Ciner Holdings (diluted)	$0.30	$0.11	$(0.17)	$0.34	$0.55	$0.73	$0.56	$0.61

Limited partner units outstanding:
Weighted average common units outstanding (basic)	19.7	19.7	19.7	19.7	19.7	19.7	19.7	19.7

Weighted average common units outstanding (diluted)	19.8	19.7	19.7	19.7	19.8	19.7	19.7	19.7

Cash distribution declared per unit	$—	$—	$—	$0.340	$0.340	$0.340	$0.340	$0.340

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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2020 was $103.5 million (as of December 31, 2019: $129.5 million). This debt had a weighted average interest rate, inclusive of designated interest rate swap contracts, of 2.88% as of December 31, 2020 (as of December 31, 2019: 3.58%). Based on the variable rate debt in our debt instruments as of December 31, 2020 including the impact of the interest rate swap contract discussed below, a change in interest rate of 1% would result in an increase or a decrease of our annual interest expense of approximately $0.7 million.
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of three individual $12.5 million swaps with an aggregate notional value of $37.5 million at December 31, 2020 and four individual $12.5 million swaps with an aggregate notional value of $50.0 million at December 31, 2019. The swaps have various maturities through 2023. The fair value liability of these interest rate swaps was $1.3 million as of December 31, 2020.

Foreign Exchange Rate Risks
Our sales to ANSAC are denominated in U.S. dollars but our sales to other international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations.
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from two suppliers: BP Energy and Castleton. The purchase price we pay does not include the cost of transportation so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next five years. We can give no assurance that we will continue this practice. Historically, we have taken physical delivery under our physical gas contract and we intend to take physical delivery in the future. In addition, to manage our exposure to fluctuating natural gas prices, we enter into financial gas forward purchase contracts. We generally designate our financial gas forward contracts with financial counter-parties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss), and any material hedge ineffectiveness is recognized in cost of goods sold. Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The aggregate notional value of our financial gas forward purchase contracts as of December 31, 2020 was $25.9 million and net fair value asset was $1.4 million. As of December 31, 2019, the aggregate notional value and fair value liability were $31.2 million and $5.0 million, respectively.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the "Partnership") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021, expressed an unqualified opinion on the Partnership's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Agreements and Transactions with Affiliates – Refer to Notes 1, 9, 14, and 15 to the financial statements
Critical Audit Matter Description
The Partnership is a subsidiary in a global group structure and agreements directly between the Partnership and other affiliates, or indirectly between affiliates that the Partnership does not control, can have a significant impact on recorded amounts or disclosures in the Partnership's financial statements, including any commitments and contingencies between the Partnership and affiliates or, potentially, third parties. Performing audit procedures to evaluate the Partnership’s identification of upstream affiliate relationships, transactions, and commitments and contingencies outside of the U.S. and the impact of such matters on the financial statements represents a critical audit matter because of the increased auditor judgment necessary to perform audit procedures related to these matters and evaluate the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Partnership’s identification of upstream affiliate relationships, transactions, and commitments and contingencies outside of the U.S. and the impact of such matters on the financial statements included the following, among others:
•We tested the effectiveness of controls over the Partnership’s affiliate process, including controls over the identification of the Partnership’s affiliate relationships, transactions, and commitments and contingencies outside of the U.S.
•We read publicly available financial filings and news sources related to the Partnership and its affiliates outside of the U.S. and listened to the Partnership’s quarterly investor relations calls for information related to potential new affiliates and transactions between the Partnership and affiliates.
•We inspected director and executive officer questionnaires from the Partnership’s directors and officers to identify any affiliate matters.
•We searched the general ledger for potential transactions with affiliates.
•We read significant new or amended agreements and contracts of the Partnership to identify new affiliate relationships, transactions, or commitments and contingencies, and evaluated management’s analyses regarding the accounting and disclosure of such arrangements.
•We inquired of executive officers, key members of management, and the Audit Committee of the Board of Directors regarding affiliate relationships, transactions and commitments and contingencies.
•We confirmed with the ultimate parent company that the affiliate relationships, transactions, and commitments and contingencies identified and disclosed by the Partnership were complete.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2021

We have served as the Partnership’s auditor since 2008.

CINER RESOURCES LP
CONSOLIDATED BALANCE SHEETS

(In millions)	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$0.5	$14.9
Accounts receivable-affiliates	86.5	95.0
Accounts receivable, net	40.6	36.0
Inventory	33.5	24.2
Other current assets	4.1	2.2
Total current assets	165.2	172.3
Property, plant and equipment, net	307.4	297.7
Other non-current assets	25.4	24.3
Total assets	$498.0	$494.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3.0	$—
Accounts payable	16.4	14.2
Due to affiliates	2.9	3.0
Accrued expenses	33.6	39.1
Total current liabilities	55.9	56.3
Long-term debt	128.1	129.5
Other non-current liabilities	8.7	8.6
Total liabilities	192.7	194.4
Commitments and Contingencies (See Note 14)
Equity:
Common unitholders - Public and Ciner Holdings (19.8 and 19.8 units issued and outstanding at December 31, 2020 and 2019)	170.0	171.4
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at December 31, 2020 and 2019)	4.2	4.3
Accumulated other comprehensive loss	—	(3.0)
Partners’ capital attributable to Ciner Resources LP	174.2	172.7
Noncontrolling interest	131.1	127.2
Total equity	305.3	299.9
Total liabilities and partners’ equity	$498.0	$494.3
See accompanying notes.

CINER RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per unit data)	2020	2019	2018
Net sales:
Sales - affiliates	$177.9	$315.8	$253.3
Sales - others	214.3	207.0	233.4
Total net sales	392.2	522.8	486.7
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	185.6	221.4	215.9
Depreciation, depletion and amortization expense	28.8	26.9	28.4
Freight costs	123.7	143.6	139.1
Total cost of products sold	338.1	391.9	383.4
Gross profit	54.1	130.9	103.3
Operating expenses:
Selling, general and administrative expenses—affiliates	17.5	18.4	17.6
Selling, general and administrative expenses—others	4.2	5.4	6.9
Litigation settlement	—	—	(27.5)
Total operating expenses	21.7	23.8	(3.0)
Operating income	32.4	107.1	106.3
Other income/(expenses):
Interest income	0.1	0.4	1.9
Interest expense	(5.3)	(5.9)	(5.1)
Other - net	(0.3)	—	(0.1)
Total other expense, net	(5.5)	(5.5)	(3.3)
Net income	$26.9	$101.6	$103.0
Net income attributable to noncontrolling interest	15.2	52.0	53.1
Net income attributable to Ciner Resources LP	$11.7	$49.6	$49.9
Other comprehensive income/(loss):
Income (loss) on derivative financial instruments	5.9	1.6	(0.2)
Comprehensive income	32.8	103.2	102.8
Comprehensive income attributable to noncontrolling interest	18.1	52.7	53.0
Comprehensive income attributable to Ciner Resources LP	$14.7	$50.5	$49.8
Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.58	$2.46	$2.48
Net income per limited partner unit (diluted)	$0.58	$2.46	$2.48
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7	19.7
Weighted average limited partner units outstanding (diluted)	19.8	19.7	19.7
  See accompanying notes.

CINER RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net income	$26.9	$101.6	$103.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	29.2	27.1	28.7
Impairment and loss on disposal of assets, net	—	0.6	—
Equity-based compensation expense	0.7	0.8	1.8
Other non-cash items	0.3	0.3	0.3
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable - net	(4.6)	0.9	(2.7)
Accounts receivable - affiliates	8.5	(24.9)	28.2
Inventory	(9.8)	(0.4)	(3.0)
Other current and other non-current assets	(0.5)	0.1	(0.2)
Increase/(decrease) in:
Accounts payable	2.2	(3.1)	2.4
Due to affiliates	(0.1)	0.4	(0.4)
Accrued expenses and other liabilities	1.9	0.4	4.1
Net cash provided by operating activities	54.7	103.8	162.2
Cash flows from investing activities:
Capital expenditures	(42.2)	(65.4)	(39.4)
Net cash used in investing activities	(42.2)	(65.4)	(39.4)
Cash flows from financing activities:
Borrowings on Ciner Wyoming and Ciner Resources credit facilities	212.5	102.0	104.0
Borrowings on Ciner Wyoming Equipment Financing Arrangement	30.0	—	—
Repayments on Ciner Wyoming credit facility	(238.5)	(71.5)	(143.0)
Repayments on Ciner Wyoming Equipment Financing Arrangement	(2.2)	—	—
Repayments on other long-term debt	—	—	(11.4)
Debt issuance costs	(0.6)	—	—
Common units surrendered for taxes	(0.2)	(0.5)	(0.3)
Distributions to common unitholders	(13.4)	(31.2)	(44.6)
Distributions to general partner	(0.3)	(0.6)	(0.9)
Distributions to noncontrolling interest	(14.2)	(31.9)	(46.6)
Net cash used in financing activities	(26.9)	(33.7)	(142.8)
Net increase/(decrease) in cash and cash equivalents	(14.4)	4.7	(20.0)
Cash and cash equivalents at beginning of year	14.9	10.2	30.2
Cash and cash equivalents at end of year	$0.5	$14.9	$10.2
Supplemental disclosure of cash flow information:
Interest paid during the year	$5.1	$5.5	$5.1
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$2.0	$6.8	$14.0
 See accompanying notes.

CINER RESOURCES LP
CONSOLIDATED STATEMENTS OF EQUITY

	Common Units	General Partner	Accumulated Other Comprehensive Loss	Partners’ Capital Attributable to Ciner Resources LP Equity	Noncontrolling Interests	Total Equity
(In millions)
Balance at January 1, 2018	$148.3	$3.8	$(3.7)	$148.4	$99.8	$248.2
Net income	48.9	1.0	—	49.9	53.1	103.0
Other comprehensive loss	—	—	(0.1)	(0.1)	(0.1)	(0.2)
Equity-based compensation plan activity	1.2	—	—	1.2	—	1.2
Distributions	(44.6)	(0.9)	—	(45.5)	(46.6)	(92.1)
Balance at December 31, 2018	$153.8	$3.9	$(3.8)	$153.9	$106.2	$260.1
Net income	48.6	1.0	—	49.6	52.0	101.6
Other comprehensive income	—	—	0.8	0.8	0.8	1.6
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Distributions	(31.3)	(0.6)	—	(31.9)	(31.8)	(63.7)
Balance at December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Partnership net income	11.5	0.2	—	11.7	15.2	26.9
Other comprehensive income	—	—	3.0	3.0	2.9	5.9
Equity-based compensation plan activity	0.5	—	—	0.5	—	0.5
Distributions	(13.4)	(0.3)	—	(13.7)	(14.2)	(27.9)
Balance at December 31, 2020	$170.0	$4.2	$—	$174.2	$131.1	$305.3

 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Nature of Operations
As used in this Report, the terms “Ciner Resources LP,” “the Partnership,” “CINR,” “we,” “us,” or “our” may refer to Ciner Resources LP, formerly OCI Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings”), or formerly OCI Wyoming Holding Co., a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”), formerly OCI Chemical Corporation, wholly-owned Ciner Resource Partners LLC (our “general partner” or “Ciner GP”), formerly OCI Resource Partners LLC. Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is directly wholly-owned by WE Soda Ltd. (“WE Soda”), which is directly wholly-owned by KEW Soda Ltd. (“KEW Soda”), which is directly wholly-owned by Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”), which in turn is directly wholly-owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. Ciner Wyoming LLC (“Ciner Wyoming”), formerly OCI Wyoming LLC, is in the business of mining trona ore to produce soda ash, and a majority-owned subsidiary of the Partnership. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming.
All of our soda ash processed is currently sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”), which is an affiliate for export sales. Ciner Corp, which is the exclusive sales agent for the Partnership, also serves as the exclusive sales agent of that material and receives a commission on those sales. Effective as of the end of day on December 31, 2020 Ciner Corp exited ANSAC. As of January 1, 2021, Ciner Corp began managing the sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners L.P. (“NRP”), currently owns a 49.0% membership interest in Ciner Wyoming. NRP’s membership interest in Ciner Wyoming is reflected as the noncontrolling interest in CINR’s financial results.
On February 22, 2018, Akkan transferred its direct 100% ownership in Ciner Enterprises to KEW Soda, a UK company, which transferred such ownership to WE Soda, a UK company. WE Soda is 100% owned by KEW Soda, and KEW Soda is wholly owned by Akkan. This reorganization was a part of Ciner Group’s strategy to combine the global soda ash business under a common structure in the UK.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Significant Accounting Policies
The accompanying consolidated financial statements of the Partnership and its subsidiary have been prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All significant intercompany transactions, balances, revenue and expenses have been eliminated in consolidation and unless otherwise noted, the financial information for the Partnership is presented before noncontrolling interest.
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

Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our production is considered “essential”, the COVID-19 outbreak disrupted our customers and customer segments, which had a negative impact on the demand for our products which adversely affected our operations. At December 31, 2020, as we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weaker than pre-COVID-19 levels or deteriorate further, our business, financial condition and results of operations may be further materially and adversely impacted.
Revenue Recognition
The majority of the Partnership’s revenues are recognized upon satisfaction of our performance obligations, that is, delivery and transfer of title to the product to our customers. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when we ship the product from our production facility or third-party terminals, depending on the terms of the sales contract, rendering our performance obligation fulfilled. For certain international customers, it is the point when the product is loaded on the vessel at the port. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs. We have one reportable segment and our revenue is derived from the sale of soda ash which is our sole and primary good and service.
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. At contract inception, we assess the goods and services promised in contracts with customers and identify performance obligations for each promise to transfer to the customer, a good or service that is distinct. To identify the performance obligations, the Partnership considers all goods and services promised in the contract regardless of whether they are explicitly stated or are implied by customary business practices. From its analysis, the Partnership determined that the sale of soda ash is currently its only performance obligation. Many of our customer volume commitments are short-term and our performance obligations for the sale of soda ash are generally limited to single purchase orders.
•When performance obligations are satisfied. Substantially all of our revenue is recognized at a point-in-time when control of goods transfers to the customer.
•Transfer of Goods. The Partnership uses standard shipping terms across each customer contract with very few exceptions. Shipments to customers are made with terms stated as Free on Board (“FOB”) Shipping Point. Control typically transfers when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset.
•Payment Terms. Our payment terms vary by the type and location of our customers. The term between invoicing and when payment is due is not significant and consistent with typical terms in the industry.
•Variable Consideration. We recognize revenue as the amount of consideration that we expect to receive in exchange for transferring promised goods or services to customers. We do not adjust the transaction price for the effects of a significant financing component, as the time period between control transfer of goods and services and expected payment is one year or less. At the time of sale, we estimate provisions for different forms of variable consideration (discounts, rebates, and pricing adjustments) based on historical experience, current conditions and contractual obligations, as applicable. The estimated transaction price is typically not subject to significant reversals. We adjust these estimates when the most likely amount of consideration we expect to receive changes, although these changes are typically immaterial.
•Returns, Refunds and Warranties. In the normal course of business, the Partnership does not accept returns, nor does it typically provide customers with the right to a refund.
•Freight. In accordance with ASC 606, the Partnership made a policy election to treat freight and related costs that occur after control of the related good transfers to the customer as fulfillment activities instead of separate performance obligations. Therefore, freight is recognized at the point in which control of soda ash has transferred to the customer.
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
Revenue Contract Balances. The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).

•Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment generally that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019. There were no contract assets as of December 31, 2020 and December 31, 2019.
•Contract Liabilities. There may be situations where customers are required to prepay for freight and insurance prior to shipment. The Partnership accounts for freight costs as fulfillment activities and therefore, such prepayments are considered a part of the single obligation to provide soda ash. In such instances, a contract liability for prepaid freight will be recorded.
Freight Costs
The Partnership includes freight costs billed to customers for shipments administered by the Partnership in gross sales. The related freight costs incurred by the Partnership along with cost of products sold are deducted from gross sales to determine gross profit.
Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market deposit accounts.
Accounts Receivable
On January 1, 2020, we adopted the current expected credit loss (CECL) model in accordance with ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” as explained at Recently Issued and Adopted Accounting Standards below. We determined the expected credit losses on initial recognition and at December 31, 2020 based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
Inventory
Inventory is carried at the lower of cost and net realizable value. Cost is determined using the first-in, first-out method for raw material and finished goods inventory and the weighted average cost method for stores inventory. Costs include raw materials, direct labor and manufacturing overhead. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.
•Raw material inventory includes material, chemicals and natural resources being used in the mining and refining process.
•Finished goods inventory is the finished product soda ash.
•Stores inventory includes parts, materials and operating supplies which are typically consumed in the production of soda ash and currently available for future use. If the inventory has been used within the preceding twelve months, it is classified as current assets and remainder is classified as non-current assets.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of depreciable assets, using the straight-line method. The estimated useful lives applied to depreciable assets are as follows:

Useful Lives
Land improvements	10 years
Depletable land	15-60 years
Buildings and building improvements	10-30 years
Computer hardware	3-5 years
Machinery and equipment	5-20 years
Furniture and fixtures	5-10 years

Mineral reserves are amortized over an estimated time period that is derived from total estimated proven and probable mineral reserves divided by our average annual tons mined which was approximately 58 years as of December 31, 2020.
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
Derivative Instruments and Hedging Activities
The Partnership may enter into derivative contracts from time to time to manage exposure to the risk of exchange rate changes on its foreign currency transactions, the risk of changes in natural gas prices, and the risk of the variability in interest rates on borrowings. Gains and losses on derivative contracts qualifying for hedge accounting are reported as a component of the underlying transactions. The Partnership follows hedge accounting for its hedging activities. All derivative instruments are recorded on the balance sheet at their fair values. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Partnership designates its derivatives based upon criteria established for hedge accounting under generally accepted accounting principles. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting gain or loss on the hedged item attributed to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. Any significant ineffective portion of the gain or loss is reported in earnings immediately. For derivatives not designated as hedges, the gain or loss is reported in earnings in the period of change. When the Partnership has natural gas physical forward contracts, they are accounted for under the normal purchases and normal sales scope exception.
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
Recent Accounting Guidance
Recently Adopted Accounting Guidance
    In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326)” ("ASU 2016-13"). This ASU introduces the current expected credit loss (CECL) model, which will require an entity to measure credit losses for certain financial instruments and financial assets, including trade receivables. Under this update, on initial recognition and at each reporting period, an entity will be required to recognize an allowance that reflects the entity’s current estimate of credit losses expected to be incurred over the life of the financial instrument. The Partnership adopted ASU 2016-13 effective January 1, 2020 and concluded there was no material impact to the Partnership’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2018-15”), which amends ASC 350-40 to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement (“CCA”) that is a service contract. ASU 2018-15 amends ASC 350 and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a CCA. ASU 2018-15 does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. ASU 2018-15 is effective for periods beginning after December 15, 2019. The Partnership adopted ASU 2018-15 effective January 1, 2020 and concluded there was no material impact to the Partnership’s consolidated financial statements.
Recent Accounting Guidance Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Inter-bank Offered Rate (“LIBOR”), which was expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance provides the following optional expedients: (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic. The Partnership continues to evaluate ASU 2020-04 but does not expect a material impact to the Partnership’s consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition) are in the scope of ASC 848. The amendments also clarify other aspects of the guidance in ASC 848 and addresses the effects of the cash compensation adjustment provided in the discounting transition on certain aspects of hedge accounting. The guidance in ASC 848 also allows entities to make a one-time election to sell and/or transfer to available for sale or trading any held-to-maturity debt securities that refer to an interest rate affected by reference rate reform and were classified as held to maturity before January 1, 2020. The original guidance and the recently issued ASU are effective as of their issuance dates. The relief provided is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, the FASB has indicated that it will revisit the sunset date in ASC 848 after the LIBOR administrator makes a final decision on a phaseout date. The LIBOR administrator recently extended the publication of the overnight and the one-, three-, six- and 12-month USD LIBOR settings through June 30, 2023, when many existing contracts that reference LIBOR will have expired. The Partnership continues to evaluate ASU 2021-01 but does not expect a material impact to the Partnership’s consolidated financial statements.

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
The net income attributable to common and subordinated unitholders and the weighted average units for calculating basic and diluted net income per common and subordinated units were as follows:

	Year Ended December 31,
(In millions, except per unit data)	2020	2019	2018
Net income attributable to Ciner Resources LP	$11.7	$49.6	$49.9
Less: General partner’s interest in net income	0.2	1.0	1.0
Limited partners’ interest in net income	$11.5	$48.6	$48.9

Weighted average limited partner units outstanding:
Common - Public and Ciner Holdings (basic)	19.7	19.7	19.7
Total weighted average limited partner units outstanding (basic)	19.7	19.7	19.7

Common - Public and Ciner Holdings (diluted)	19.8	19.7	19.7
Total weighted average limited partner units outstanding (diluted)	19.8	19.7	19.7

Net income per limited partner unit:
Common - Public and Ciner Holdings (basic)	$0.58	$2.46	$2.48
Net income per limited partner units (basic)	$0.58	$2.46	$2.48

Common - Public and Ciner Holdings (diluted)	$0.58	$2.46	$2.48
Net income per limited partner units (diluted)	$0.58	$2.46	$2.48

The calculation of limited partners’ interest in net income is as follows:

	Year Ended December 31,
(In millions, except per unit data)	2020	2019	2018
Net income attributable to common unitholders:
Distributions (1)	$6.7	$26.8	$44.6
(Distributions in excess of net income)/undistributed earnings	4.8	21.8	4.3
Common unitholders’ interest in net income	$11.5	$48.6	$48.9
(1) Distributions declared per unit for the year	0.340	1.360	2.268
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
    Each of the board of managers of Ciner Wyoming and the board of directors of our general partner approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020 and December 31, 2020 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic. In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility. (See Note 9)
Management and the board of directors of our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate a distribution to our unitholders, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following as of December 31:

(In millions)	2020	2019
Trade receivables	$32.6	$30.3
Other receivables	8.0	5.7
Total	$40.6	$36.0
5. INVENTORY
Inventory consisted of the following as of December 31:

(In millions)	2020	2019
Raw materials	$9.9	$8.7
Finished goods	13.4	6.9
Stores inventory, current	10.2	8.6
Total	$33.5	$24.2
The increase in finished goods inventory at December 31, 2020 compared to December 31, 2019 is primarily due to the Partnership building inventory to facilitate Ciner Corp’s exit from ANSAC and Ciner Corp providing the Partnership international sales, marketing and logistics services after December 31, 2020.

6.     PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following as of December 31:

(In millions)	2020	2019
Land and land improvements	$0.3	$0.3
Depletable land	3.0	3.0
Buildings and building improvements	163.4	137.8
Computer hardware	5.3	4.7
Machinery and equipment	709.8	672.4
Mining reserves	65.3	65.3
Total	947.1	883.5
Less accumulated depreciation, depletion and amortization	(679.9)	(676.6)
Total net book value	267.2	206.9
Construction in progress	40.2	90.8
Total property, plant, and equipment, net	$307.4	$297.7
Depreciation, depletion and amortization expense on property, plant, and equipment was $28.1 million, $26.9 million and $28.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The decrease in construction in progress from December 31, 2019 to December 31, 2020 is due to the new co-generation facility being constructed in 2019 and beginning operations in March 2020.
7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following as of December 31:

(In millions)	2020	2019
Stores inventory, non-current	$18.6	$17.6
Internal-use software, net of accumulated amortization	5.7	6.1
Deferred financing costs and other	1.1	0.6
Total	$25.4	$24.3
During the years ended December 31, 2020, 2019 and 2018, in accordance with ASC 350-40, Internal-Use Software, we capitalized $0.5 million, $0.6 million and $6.2 million, respectively, of certain internal use software development costs. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. The Partnership amortizes software development costs on a straight-line basis over the estimated useful life of five to ten years under depreciation and amortization expense which is included in the cost of products sold financial statement line item of the consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, we amortized internal use software development costs of $0.7 million, $0.7 million and $0.0 million, respectively. Amortization for these internal use software development costs are expected to be $0.8 million per year.

8.     ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31:

(In millions)	2020	2019
Accrued capital expenditures	$1.3	$6.2
Accrued energy costs	5.1	5.7
Accrued royalty costs	8.1	7.1
Accrued employee compensation & benefits	7.6	7.1
Accrued other taxes	5.0	4.8
Accrued derivatives	0.9	3.3
Other accruals	5.6	4.9
Total	$33.6	$39.1

9. DEBT

Long-term debt consisted of the following as of December 31:

(In millions)	2020	2019
Ciner Wyoming Equipment Financing Arrangement with maturity date of March 26, 2028, fixed interest rate of 2.479%	$27.6	$—
Ciner Wyoming Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.25% and 3.27% at December 31, 2020 and December 31, 2019, respectively	102.5	129.5
Ciner Resources Credit Facility, unsecured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.25% at December 31, 2020	1.0	—
Total Debt	131.1	129.5
Current portion of long-term debt	3.0	—
Total long-term debt	$128.1	$129.5

Aggregate maturities required on long-term debt at December 31, 2020 are due in future years as follows:

(In millions)	Amount
2021	$3.0
2022	106.6
2023	3.2
2024	3.3
2025	3.3
Thereafter	11.8
Total	$131.2

Ciner Wyoming Equipment Financing Arrangement
On March 26, 2020, Ciner Wyoming and Banc of America Leasing & Capital, LLC, as lender (the “Equipment Financing Lender”), entered into an equipment financing arrangement (the “Ciner Wyoming Equipment Financing Arrangement”) including a Master Loan and Security Agreement, dated as of March 25, 2020 (as amended, the “Master Agreement”) and an Equipment Security Note Number 001, dated as of March 25, 2020 (the “Initial Secured Note”), which provides the terms and conditions for the debt financing of certain equipment related to Ciner Wyoming’s new natural gas-fired turbine co-generation facility that became operational in March 2020.  Each equipment financing under the Ciner Wyoming Equipment Financing Arrangement will be evidenced by the execution of one or more equipment notes (including the Initial Secured Note) that incorporate the terms and conditions of the Master Agreement (each, an “Equipment Note”). In order to secure the payment and performance of Ciner Wyoming’s obligations under the Ciner Wyoming Equipment Financing Arrangement and other debt obligations owed by Ciner Wyoming to the Equipment Financing Lender, Ciner Wyoming granted to the Equipment Financing Lender a continuing security interest in all of Ciner Wyoming’s right, title and interest in and to the Equipment (as defined in the Master Agreement) and certain related collateral.
The Ciner Wyoming Equipment Financing Arrangement (1) incorporates all covenants in the Ciner Wyoming Credit Facility (as defined below), now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii) certain mergers or changes in control of Ciner Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Equipment Financing Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Equipment Financing Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any Equipment Note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any Equipment Note, and to charge Ciner Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Ciner Wyoming Equipment Financing Arrangement.
Among other things, the Initial Secured Note:
•has a principal amount of $30,000,000;
•has a maturity date of March 26, 2028;

•shall be payable by Ciner Wyoming to the Equipment Financing Lender in 96 consecutive monthly installments of principal and interest commencing on April 26, 2020 and continuing thereafter until the maturity date of the Initial Secured Note, which shall be in the amount of approximately $307,000 for the first 95 monthly installments and approximately $4,307,000 for the final monthly installment; and
•entitles Ciner Wyoming to prepay all (but not less than all) of the outstanding principal balance of the Initial Secured Note (together with all accrued interest and other charges and amounts owed thereunder) at any time after one (1) year from the date of the Initial Secured Note, subject to Ciner Wyoming paying to the Equipment Financing Lender an additional prepayment amount determined by the amount of principal balance prepaid and the date such prepayment is made.
In connection with the Second Ciner Wyoming Amendment (as defined below), the Master Agreement was amended to incorporate, among other things, the modified covenants set forth in the Second Ciner Wyoming Amendment related to consolidated leverage ratios of Ciner Wyoming.
Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement at December 31, 2020 was $27.8 million ($27.6 million net of financing costs).
At December 31, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement. In connection with the event of default (the “Facilities Agreement Default”) under the Facilities Agreement that arose in February 2021 (as defined and described below in the WE Soda and Ciner Enterprises Facilities Agreement section), Ciner Wyoming entered into a second amendment to the Master Agreement (the “Second Amendment to the Master Agreement”) on March 5, 2021. Such amendment modified the definition of change of control under the Master Agreement in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders foreclosing on certain equity interests in Ciner Holdings (the “Equity Default Remedy”) as a remedy for the Facilities Agreement Default, or as a remedy for future events of default under the Facilities Agreement, as amended. Management is not aware of any current circumstances that would result in an event of default under the Ciner Wyoming Equipment Financing Arrangement in the next twelve months.
Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (as amended, the “Ciner Wyoming Credit Facility” and together with the Ciner Wyoming Equipment Financing Arrangement, the “Ciner Wyoming Debt Agreements”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association (“PNC Bank”), as administrative agent, swing line lender and a Letter of Credit (“L/C”) issuer. The Ciner Wyoming Credit Facility is a $225.0 million senior revolving credit facility with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Wyoming Credit Facility provides for revolving loans to fund working capital requirements, and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Wyoming Credit Facility has an accordion feature that allows Ciner Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to Ciner Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the Ciner Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit.
On February 28, 2020, the Ciner Wyoming Credit Facility was amended to, among other things, increase flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility by, among other things (i) increasing the basket for purchase money indebtedness permitted from $5.0 million to $30.0 million; (ii) adding procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.
On July 27, 2020, the Ciner Wyoming Credit Facility was further amended (the “Second Ciner Wyoming Amendment”) to increase Ciner Wyoming’s financial and liquidity flexibility due to COVID-19. The Second Ciner Wyoming Amendment, among other things, (i) increased, for a limited period, certain restrictive debt covenants that require Ciner Wyoming and its subsidiaries to maintain certain leverage ratios and interest coverage ratios at the end of each period, (ii) provided a tiered interest rate structure based on applicable covenant ratios and established a 0.5% interest floor, (iii) effectuated changes to collateral restricted disbursements and covenanted to give security if covenant ratios are equal to or above certain levels. The Second Ciner Wyoming Amendment also provided for covenants to restrict certain payments and to give security in certain personal property of Ciner Wyoming following a fiscal quarter in which the leverage ratio is equal to or higher than 3.50:1.0, so long as the applicable leverage ratio limit is otherwise adhered to. Any such security would be released upon achievement of a leverage ratio less than 2.00:1.0 at the end of any quarter.
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

The Second Ciner Wyoming Amendment also required quarterly maintenance of a leverage ratio below those shown in the table below and an interest coverage ratio of not less than 3.00:1.0.

Fiscal Quarter ending	Leverage Ratio
December 31, 2020	4.50:1.0
March 31, 2021	4.50:1.0
June 30, 2021 (1)	4.00:1.0
September 30, 2021 (1)	3.50:1.0
December 31, 2021 and each fiscal quarter ending thereafter	3.00:1.0

(1)See discussion of Third Amendment below which changed this requirement to 3.00:1.00.
The Second Ciner Wyoming Amendment added additional restrictions to (i) certain restricted payments (which includes cash dividends, distributions and other restricted payments) by requiring the leverage ratio, both before and after giving effect to such restricted payment, to be less than 2.50:1.0 (previously 3.00:1.0), (ii) permitted acquisitions by requiring that the leverage ratio, both before and after giving effect to a permitted acquisition, be less than 2.50:1.0, and (iii) liens by restricting the grant of any lien on any mineral right or mineral reserve, subject to certain exceptions. Once any restricted payment (other than a permitted tax distribution) or permitted acquisition is consummated by Ciner Wyoming, or one of its subsidiaries, the leverage ratio will reset to a maximum of 3.00:1.0. The Second Ciner Wyoming Amendment also added a covenant that states if the leverage ratio thereunder is: (i) below 3.50:1.0 as of the end of any fiscal quarter, any borrowings under the Ciner Wyoming Credit Agreement will be unsecured; or (ii) greater than or equal to 3.50:1.0 as of the end of any fiscal quarter, any borrowings under the Ciner Wyoming Credit Agreement will be secured by substantially all of Ciner Wyoming’s personal property, subject to certain customary exceptions, provided, that any such security shall be released upon achievement of a leverage ratio less than 2.00:1.0 at the end of any fiscal quarter. Prior to the Second Ciner Wyoming Amendment, a leverage ratio in excess of 3.00:1.0 for a quarterly period would have constituted an event of default, whereas following effectiveness of the Second Ciner Wyoming Amendment, for each quarterly period where the leverage ratio is permitted to be in excess of 3.50:1.0, a leverage ratio in excess of 3.50:1.0 for such quarterly period would not by itself constitute an event of default so long as the applicable leverage ratio limit is otherwise adhered to, but would permit the administrative agent and lenders under the Ciner Wyoming Credit Facility to obtain a lien on certain personal property of Ciner Wyoming.
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
The unused portion of the Ciner Wyoming Credit Facility is subject to a per annum commitment fee and the applicable margin of the interest rate under the Ciner Wyoming Credit Facility will be determined as follows:

Pricing Tier	Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	< 1.25:1.0	1.500%	0.500%	0.250%
2	≥ 1.25:1.0 but < 1.75:1.0	1.750%	0.750%	0.275%
3	≥ 1.75:1.0 but < 2.25:1.0	2.000%	1.000%	0.300%
4	≥ 2.25:1.0 but < 3.00:1.0	2.250%	1.250%	0.375%
5	≥ 3.00:1.0 but < 3.50:1.0	2.500%	1.500%	0.375%
6	≥ 3.50:1.0 but < 4.00:1.0	2.750%	1.750%	0.425%
7	≥ 4.00:1.0	3.000%	2.000%	0.475%
At December 31, 2020, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility. In connection with the Facilities Agreement Default, Ciner Wyoming entered into a Third Amendment to the Ciner Wyoming Credit Facility (the “Third Amendment”) in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders exercising the Equity Default Remedy as a remedy for the Facilities Agreement Default, or a future event of default under the Facilities Agreement, as amended. Such amendment (i) modified the definition of change of control to exclude any change in control that could arise from lender actions under the Facilities Agreement relating to any events of default under the Facilities Agreement; (ii) reduced the leverage ratio to 3.00 to 1.00 for the quarter ended June 30, 2021 and each fiscal quarter thereafter; and (iii) added a covenant that any borrowings under the Wyoming Credit Facility are secured by substantially all of Ciner Wyoming’s personal property, subject to certain exclusions. Management is not aware of any current circumstances that would result in an event of default under the Ciner Wyoming Credit Facility in the next twelve months.

Ciner Resources Credit Facility
On August 1, 2017, the Partnership entered into a Credit Agreement (as amended, the “Ciner Resources Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, as administrative agent, swing line lender and an L/C issuer. The Ciner Resources Credit Facility was a $10.0 million senior secured revolving credit facility with a syndicate of lenders, that would have matured on the fifth anniversary of the closing date of such credit facility. The Ciner Resources Credit Facility provided for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Resources Credit Facility included a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. The Partnership’s obligations under the Ciner Resources Credit Facility were guaranteed by each of the Partnership’s material domestic subsidiaries other than Ciner Wyoming. In addition, the Partnership’s obligations under the Ciner Resources Credit Facility were secured by a pledge of substantially all of the Partnership’s assets (subject to certain exceptions), including the membership interests held in Ciner Wyoming by the Partnership.
On February 28, 2020, the Ciner Resources Credit Facility was amended to, among other things, increase flexibility for debt financing to be incurred by Ciner Wyoming in connection with its new natural gas-fired turbine co-generation facility by, among other things (i) increasing the basket for purchase money indebtedness permitted under the Ciner Resources Credit Facility from $5.0 million to $30.0 million; (ii) adding procedures under the Ciner Resources Credit Facility for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate (including reference to the Secured Overnight Financing Rate published by the Federal Reserve Bank of New York), with provisions applying to that alternate benchmark; and (iii) adding customary new provisions relating to qualified financial contracts, sanctions and anti-money laundering rules and laws.
On July 27, 2020, the Ciner Resources Credit Facility was further amended (the “Second Ciner Resources Amendment”) to increase our financial and liquidity flexibility due to COVID-19. The Second Ciner Resources Amendment, among other things, increased the consolidated leverage ratios as set forth in the table below, provided increased interest pricing to allow for higher leverage ratios, and modified procedures for transition to a benchmark other than the Eurodollar Rate to determine the applicable interest rate.
The Ciner Resources Credit Facility contained various covenants and restrictive provisions that limited (subject to certain exceptions) the Partnership’s ability to (and the ability of the Partnership’s subsidiaries, including without limitation, Ciner Wyoming to):
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

Fiscal Quarter ending	Leverage Ratio
December 31, 2020	4.50:1.0
March 31, 2021	4.50:1.0
June 30, 2021	4.00:1.0
September 30, 2021	3.50:1.0
December 31, 2021 and each fiscal quarter ending thereafter	3.00:1.0
The Second Ciner Resources Amendment added additional restrictions to (i) certain restricted payments (which included cash dividends, distributions and other restricted payments) by requiring the consolidated leverage ratio, both before and after giving effect to such restricted payment, to be less than 2.50:1.0 (previously 3.00:1.0), and (ii) permitted acquisitions by requiring that the consolidated leverage ratio, both before and after giving effect to a permitted acquisition, be less than 2.50:1.0. Once any restricted payment (other than a permitted tax distribution) or permitted acquisition is consummated by the Partnership or its subsidiaries, the consolidated leverage ratio would reset to a maximum of 3.00:1.0.
In addition, the Ciner Resources Credit Facility contained events of default customary for transactions of that nature, including (i) failure to make payments required under the Ciner Resources Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against the Partnership or its material subsidiaries and (v) the occurrence of a default under any other material indebtedness the Partnership (or any of its subsidiaries) may have, including the Ciner Wyoming Credit Facility. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Ciner Resources Credit Facility, the lenders may have terminated all outstanding commitments under the Ciner Resources Credit Facility and may have declared any outstanding principal of the Ciner Resources Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.
Under the Ciner Resources Credit Facility, a change of control could have been triggered if Ciner Corp and its wholly-owned subsidiaries, directly or indirectly, ceased to own all of the equity interests, or ceased to have the ability to elect a majority of the board of directors (or similar governing body) of, Ciner Holdings or Ciner GP (or any entity that performs the functions of the Partnership’s general partner). In addition, a change of control could have been triggered if the Partnership ceased to own at least 50.1% of the economic interests in Ciner Wyoming or ceased to have the ability to elect a majority of the members of Ciner Wyoming’s board of managers.
Loans under the Ciner Resources Credit Facility bore interest at our option at either:
•a Base Rate, which equaled the highest of (i) the federal funds rate in effect on such day plus 0.50%, (ii) the administrative agent’s prime rate in effect on such day or (iii) one-month LIBOR plus 1.0%, in each case, plus an applicable margin; or
•the Eurodollar Rate plus an applicable margin; provided, that with respect to an applicable loan, if the Eurodollar Rate ceased or would have ceased to be provided, if the regulatory supervisor for the administrator of the Eurodollar Rate or a governmental authority having jurisdiction over the administrative agent determined that the Eurodollar Rate was no longer representative or if the administrative agent determined that similar U.S. dollar-denominated credit facilities were being executed or modified to incorporate or adopt a new benchmark interest rate to replace the Eurodollar Rate, the administrative agent and the Partnership may have established an alternative interest rate for the applicable loan.
The Ciner Resources Credit Facility had an interest rate floor of 0.50%.
The unused portion of the Ciner Resources Credit Facility was subject to a per annum commitment fee and the applicable margin of the interest rate under the Ciner Resources Credit Facility was to be determined as follows:

Pricing Tier	Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	< 1.25:1.0	1.500%	0.500%	0.250%
2	≥ 1.25:1.0 but < 1.75:1.0	1.750%	0.750%	0.275%
3	≥ 1.75:1.0 but < 2.25:1.0	2.000%	1.000%	0.300%
4	≥ 2.25:1.0 but < 3.00:1.0	2.250%	1.250%	0.375%
5	≥ 3.00:1.0 but < 3.50:1.0	2.500%	1.500%	0.375%
6	≥ 3.50:1.0 but < 4.00:1.0	2.750%	1.750%	0.425%
7	≥ 4.00:1.0	3.000%	2.000%	0.475%
At December 31, 2020, Ciner Resources was in compliance with all financial covenants of the Ciner Resources Credit Facility. In connection with the Facilities Agreement Default, on March 8, 2021, we terminated the Ciner Resources Credit Facility and repaid in full our obligations thereunder.
WE Soda and Ciner Enterprises Facilities Agreement
On August 1, 2018, Ciner Enterprises, the entity that indirectly owns and controls the Partnership, refinanced its existing credit agreement and entered into a new facilities agreement, to which WE Soda and Ciner Enterprises (as borrowers), and KEW Soda, WE Soda, WE Soda Kimya Yatırımları Anonim Şirketi, Ciner Kimya Yatırımları Sanayi ve Ticaret Anonim Şirketi, Ciner Enterprises, Ciner Holdings and Ciner Corp (as original guarantors and together with the borrowers, the “Ciner Obligors”), are parties (as amended and restated or otherwise modified, the “Facilities Agreement”), and certain related finance documents. The Facilities Agreement expires on August 1, 2025.
Even though neither we nor Ciner Wyoming are a party or a guarantor under the Facilities Agreement while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders, whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent certain transactions (including loans) with our affiliates, including such transactions that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement, (iii) restrict the amount of our capital expenditures if certain ratios are not achieved by the Ciner Obligors thereunder and (iv) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement. Based on the Ciner Obligors’ applicable ratios at December 31, 2020, the Partnership’s expansion capital expenditures are prohibited until the Ciner Obligors’ applicable ratios are at specified levels pursuant to the Facilities Agreement.
In addition, Ciner Enterprises’ ownership in Ciner Holdings is subject to a lien under the Facilities Agreement, which enables the lenders under the Facilities Agreement to foreclose on such collateral and take control of Ciner Holdings, which controls the general partner of the Partnership, if any of the borrowers or guarantors under the Facilities Agreement are unable to satisfy its respective obligations under the Facilities Agreement.
Ciner Wyoming was informed that the Ciner Obligors were in compliance with the Facilities Agreement, as amended, as of December 31, 2020.
In February 2021, Ciner Wyoming was informed that an event of default under the Facilities Agreement arose and that the Ciner Obligors are currently working with the Facilities Agreement lenders to resolve this Facilities Agreement Default. Absent resolution, the Facilities Agreement lenders have the right to foreclose on the equity interest in Ciner Holdings. In order to prevent an event of default under each of the Ciner Wyoming Debt Agreements, which could have otherwise resulted from the Facilities Agreement lenders exercising their Equity Default Remedy, Ciner Wyoming entered into the Second Amendment to the Master Agreement and the Third Amendment to the Ciner Wyoming Credit Facility to modify the related definitions of change of control as described above. Furthermore, we terminated the Ciner Resources Credit Facility and repaid in full our obligations thereunder.

10. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following as of December 31:

(In millions)	2020	2019
Reclamation reserve	$7.3	$5.7
Derivative instruments and hedges, fair value liabilities, and other	1.4	2.9
Total	$8.7	$8.6
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

(In millions)	2020	2019
Reclamation reserve balance at beginning of year	$5.7	$5.4
Accretion expense	0.3	0.3
Reclamation adjustments (1)	1.3	—
Reclamation reserve balance at end of year	$7.3	$5.7

(1) The reclamation costs are periodically evaluated for adjustments by the Wyoming Department of Environmental Quality. See Note 14 “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” for additional information on our reclamation reserve, including recent changes to the underlying reclamation obligation that has resulted in the asset retirement obligation reclamation adjustment.

11. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the pension plan for salaried employees and pension plan for hourly employees (collectively, the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. Each Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plans had a net liability balance of $55.1 million and $54.8 million at December 31, 2020 and December 31, 2019, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension (benefit) cost for the twelve months ended December 31, 2020, 2019 and 2018 were $(1.3) million, $1.0 million and $0.4 million, respectively. The decrease in pension costs during the twelve months ended December 31, 2020 was driven by a better-than-expected return on assets and lower interest expense assumptions.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the twelve months ended December 31, 2020, 2019 and 2018 were $3.4 million, $3.0 million and $2.8 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, is not funded, and Ciner Corp has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $13.1 million and $13.8 million on December 31, 2020 and December 31, 2019, respectively.
The Partnership’s allocated portion of postretirement cost (benefit) for the twelve months ended December 31, 2020, 2019 and 2018, were $1.2 million, $(2.2) million and $(2.9) million, respectively. The postretirement benefits for the Partnership in 2019 and 2018 are due to Ciner Corp amending its postretirement benefit plan in prior years.

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

All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2020, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the twelve months ended December 31, 2020, a total of 21,720 common units were granted and fully vested to non-employee directors, and 8,832 were granted during the twelve months ended December 31, 2019. The grant date average fair value per unit of these awards was $9.88 and $25.48 for the twelve months ended December 31, 2020 and 2019, respectively. The total fair value of these awards were approximately $0.2 million during the twelve months ended December 31, 2020 and 2019, respectively.
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
The following table presents a summary of activity on the Time Restricted Unit Awards for the years ended December 31, 2020 and 2019:

	2020		2019
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	55,454	$20.33	71,436	$27.56
Granted (1)	—	$—	38,402	$16.45
Vested	(27,802)	$22.99	(32,087)	$27.85
Forfeited	(5,715)	$18.38	(22,297)	$26.00
Unvested at the end of the year	21,937	$17.57	55,454	$20.33

(1) Determined by dividing the aggregate grant date fair value of awards by the number of awards issued. No estimated forfeiture rate was applied to the awards as of December 31, 2020 as all awards granted are expected to vest.
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
The following table presents a summary of activity on the TR Performance Unit Awards for the years ended December 31:

	2020		2019
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	20,173	$41.79	52,974	$42.22
Vested	(7,654)	42.21	(4,766)	$43.93
Forfeited	(4,841)	$41.53	(28,035)	$42.24
Unvested at the end of the year	7,678	$41.53	20,173	$41.79

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
The following table presents a summary of activity on the 2019 Performance Unit Awards for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	35,908	16.45	—	—
Granted	—	$—	38,402	16.45
Forfeited	(6,851)	$16.45	(2,494)	16.45
Unvested at the end of the period	29,057	$16.45	35,908	16.45

(1) Determined by dividing the weighted average price per common unit on the date of grant.

Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.2	1.14	$0.7	1.82
TR Performance Unit Awards	—	0.08	0.2	1.03
2019 Performance Unit Awards	0.1	1.08	0.4	2.09
Total	$0.3		$1.3

13. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated Other Comprehensive loss
Accumulated other comprehensive loss, attributable to Ciner Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive loss as of December 31, 2020, 2019 and 2018, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges

(In millions)
Balance at January 1, 2018	$(3.7)
Other comprehensive loss before reclassification	(0.6)
Amounts reclassified from accumulated other comprehensive loss	0.5
Net current-period other comprehensive loss	(0.1)
Balance at December 31, 2018	$(3.8)
Other comprehensive loss before reclassification	0.3
Amounts reclassified from accumulated other comprehensive loss	0.5
Net current-period other comprehensive loss	0.8
Balance at December 31, 2019	$(3.0)
Other comprehensive income before reclassification	1.3
Amounts reclassified from accumulated other comprehensive income	1.7
Net current period other comprehensive income	3.0
Balance at December 31, 2020	$—

Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments.
The components of other comprehensive income/(loss) consisted of the following for the years ended December 31:

(In millions)	2020	2019	2018
Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$(0.4)	$(0.5)	$(0.2)
Mark to market adjustment on natural gas forward contracts	6.3	2.1	—
Income/(loss) on derivative financial instruments	$5.9	$1.6	$(0.2)

Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Ciner Resources LP, that have been reclassified consisted of the following for the years ended December 31:

(In millions)	2020	2019	2018	Affected Line Items on the Consolidated Statements of Operations and Comprehensive Income

Details about other comprehensive income/(loss) components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.4	$—	$—	Interest expense
Natural gas forward contracts	1.3	0.5	0.5	Cost of products sold
Total reclassifications for the period	$1.7	$0.5	$0.5

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
    The Partnership entered into a 10-year rail yard switching and maintenance agreement with a third party, Watco Companies, LLC (“Watco”), on December 1, 2011. Under the agreement, Watco provides rail-switching services at the Partnership’s rail yard. The Partnership’s rail yard is constructed on land leased by Watco from Rock Springs Grazing Association and on land that Watco holds an easement from Sweetwater Surface LLC. The land lease is renewable every five years for a total period of thirty years, while the Sweetwater Surface LLC easement is perpetual. The Partnership has an option agreement with Watco to assign the lease and easement to the Partnership at any time during the land lease term. An immaterial annual rental is paid under the easement and lease.
    As of December 31, 2020, the total minimum contractual rental commitments under the Partnership’s various operating leases, including renewal periods is approximately $1.6 million with the amount due in any of the next five years being immaterial.
Ciner Corp typically enters into operating lease contracts with various lessors for rail cars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Ciner Corp's obligation related to these rail car leases are $9.7 million in 2021, $6.7 million in 2022, $3.4 million in 2023, $2.3 million in 2024, $2.0 million in 2025 and $2.1 million thereafter. Total lease expense allocated to the Partnership from Ciner Corp was approximately $11.3 million, $11.8 million and $13.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, and is recorded in freight costs.
Purchase Commitments
We have financial natural gas supply contracts to mitigate volatility in the price of natural gas. As of December 31, 2020, these contracts totaled approximately $25.9 million for the purchase of a portion of our natural gas requirements over approximately the next four years. The supply purchase agreements have specific commitments of $14.5 million in 2021, $6.2 million in 2022, $4.3 million in 2023, and $0.9 million in 2024. We have a separate contract that expires in 2021 and renews annually thereafter, for transportation of natural gas with an average annual cost of approximately $4.0 million per year. In connection with the ANSAC exit we have an agreement for minimum logistics services in 2021. This arrangement includes bilateral take or pay terms.
Legal and Environmental Matters
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any such legal proceedings we may be involved in from time to time to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of any such claims and legal proceedings and whether any damages resulting from them will be covered by insurance.
Litigation Settlement
On February 2, 2016, amended on January 3, 2017, Ciner Wyoming filed suit against Rock Springs Royalty Company, LLC (“RSRC”) in the Third Judicial District Court in Sweetwater County, Wyoming, Case No. C-16-77-L, seeking, among other things, to recover approximately $32 million in royalty overpayments.  The royalty payments arose under our license with RSRC, an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation) and predecessor in interest to Sweetwater Royalties LLC, to mine sodium minerals from certain lands located in Sweetwater County, Wyoming (“License”). The License sets the applicable royalty rate based on a most favored nation clause, where either the royalty rate is set at the same royalty rate we pay to other licensors in Sweetwater County for sodium minerals, or, if certain conditions are met, the royalty rate is set by the rate paid by a third party to an affiliate of Occidental Petroleum Corporation under a separate license. In the lawsuit, we claimed that RSRC had, for at least the last ten years, been charging an arbitrarily high royalty rate in contradiction of the License terms. In addition, we sought a modification of the expiration term of the License land-lease between Ciner Wyoming and RSRC to those terms granted to other licensors in accordance with the most favored nation clause.

On June 28, 2018, RSRC and Ciner Wyoming signed a Settlement Agreement and Release (the “Settlement Agreement”) which among other things (i) required RSRC to pay Ciner Wyoming $27.5 million, which was received on July 2, 2018, and (ii) concurrently amended selected sections of the License land-lease including among other things, (a) extension of the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (b) revises the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at the royalty rate of eight percent (8%) of the net sales of such sodium mineral products. There are no unresolved conditions or uncertainties associated with the Settlement Agreement and management determined the $27.5 million settlement payment was related to the historical overpayment of royalties. The $27.5 million litigation settlement was realized in the second quarter of 2018.
Off-Balance Sheet Arrangements
We have historically been subject to a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we committed to pay directly for reclamation costs. The amount of the self-bond was $36.2 million as of December 31, 2019. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and required us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020. We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount $36.2 million, which was also the amount of our obligation as of December 31, 2020. After we secured the Surety Bond, the previous Self-Bond Agreement was terminated. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond has been immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division. As a result of the most recent such periodic re-evaluation, the Surety Bond amount was increased to $41.8 million effective March 1, 2021.

15. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Agreements and transactions with affiliates have a significant impact on the Partnership’s financial statements because the Partnership is a subsidiary in a global group structure. Agreements directly between the Partnership and other affiliates, or indirectly between affiliates that the Partnership does not control, can have a significant impact on recorded amounts or disclosures in the Partnership's financial statements, including any commitments and contingencies between the Partnership and affiliates, or potentially, third parties.
Ciner Corp is the exclusive sales agent for the Partnership and through its membership in ANSAC, through December 31, 2020, Ciner Corp has responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Through December 31, 2020, ANSAC served as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. ANSAC operated on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. As previously disclosed, the Partnership was informed on November 9, 2018 that Ciner Corp, an affiliate of the Partnership, had as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, delivered a notice to terminate its membership in ANSAC. Such termination was expected to be effective as of the end of day on December 31, 2021. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminated Ciner Corp’s membership in ANSAC effective as of December 31, 2020 (the “ANSAC termination date”), a year earlier than previously announced (the “ANSAC Early Exit Agreement”). Effective as of the end of day on December 31, 2020 Ciner Corp exited ANSAC. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
Historically, by design and prior to Ciner Corp’s exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the years ended December 31, 2020, 2019 and 2018, accounting for 45.4%, 60.4% and 52.0%, respectively, of our net sales. Although ANSAC was our largest customer for the aforementioned periods, we anticipate that the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity will be limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will be able to adequately replace these net ANSAC sales. As of January 1, 2021, Ciner Corp began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Ciner Corp is leveraging the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize our reach into each market.
Post-ANSAC International Export Capabilities
In accordance with the ANSAC Early Exit Agreement, Ciner Corp has begun marketing soda ash on our behalf directly into international markets and building its international sales, marketing and supply chain infrastructure. We now have access to utilize the distribution network that has already been established by the global Ciner Group. We believe that by having the option of combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s strategic exit from ANSAC has allowed us to leverage global Ciner Group’s, the world’s largest natural soda ash producer, soda ash operations which we expect will improve our ability to optimize our market share both domestically and internationally. Being able to work with the global Ciner Group provides us with the opportunity to better attract and more efficiently serve larger global customers. In addition, the Partnership is working to enhance its international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are being developed by an affiliated company and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.
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

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
Ciner Corp	$16.1	$14.9	$14.6
ANSAC (1)	1.4	3.5	3.0
Total selling, general and administrative expenses - affiliates	$17.5	$18.4	$17.6

(1) ANSAC allocates its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Years Ended December 31,
(In millions)	2020	2019	2018
ANSAC	$177.9	$315.8	$253.3
Total	$177.9	$315.8	$253.3

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of December 31,
(In millions)	2020	2019	2020	2019
	Accounts receivable from affiliates		Due to affiliates
ANSAC	$41.9	$53.8	$0.2	$1.6
Ciner Corp	44.6	35.7	2.6	1.4
Other	—	5.5	0.1	—
Total	$86.5	$95.0	$2.9	$3.0
The increase in due from Ciner Corp from December 31, 2019 to December 31, 2020 is due to timing of funding of pension and postretirement plans offered and administered by Ciner Corp.

16. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area consisted of the following:

	Years Ended December 31,
(In millions)	2020	2019	2018
Domestic	$208.8	$207.0	$233.4
International	183.4	315.8	253.3
Total net sales	$392.2	$522.8	$486.7
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
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of three individual $12.5 million swaps with an aggregate notional value of $37.5 million at December 31, 2020 and four individual $12.5 million swaps with an aggregate notional value of $50.0 million at December 31, 2019 The swaps outstanding at December 31, 2020 have various maturities through 2023.
    We enter into natural gas financial forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $25.9 million and $31.2 million at December 31, 2020 and December 31, 2019, respectively.
    The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our consolidated balance sheets as of December 31, 2020 and December 31, 2019:

	Assets				Liabilities
	2020		2019		2020		2019
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—		$—	Accrued Expenses	$0.2	Accrued Expenses	$0.9
Natural gas forward contracts - current	Other Current Assets	1.4	Other Current Assets	0.1	Accrued Expenses	0.7	Accrued Expenses	2.4
Interest rate swap contracts - non-current		—		—	Other non-current liabilities	1.1		—
Natural gas forward contracts - non-current	Other non-current assets	0.9		0.2	Other non-current liabilities	0.2	Other non-current liabilities	2.9
Total fair value of derivatives designated as hedging instruments		$2.3		$0.3		$2.2		$6.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of Ciner Wyoming Credit Facility materially reflects the fair value as the rate is variable and its key terms are similar to indebtedness with similar amounts, durations and credit risks. The carrying value of Ciner Wyoming Equipment Financing Arrangement materially reflects the fair value as its key terms are similar to indebtedness with similar amounts, durations and credit risks that are currently available to the Partnership. See Note 9 “Debt” for additional information on our debt arrangements.

18. SUBSEQUENT EVENTS
In an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, (i) effective February 22, 2021, the board of directors of the general partner of the Partnership unanimously approved a continuation of the suspension of quarterly distributions to the unitholders of the Partnership for the quarter ended December 31, 2020, and (ii) effective February 22, 2021, the board of managers of Ciner Wyoming unanimously approved a continuation of the suspension of quarterly distributions to the members of Ciner Wyoming for the quarter ended December 31, 2020 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic. In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
In connection with the Facilities Agreement Default (as defined and described in Note 9 “Debt” in the Ciner Wyoming Equipment Financing Arrangement section), effective March 5, 2021 the Ciner Wyoming Equipment Financing Arrangement and the Ciner Wyoming Credit Facility were each amended in order to, amongst other things, carveout from the definition of Change of Control any change in control that could arise from lender actions under the Facilities Agreement relating to any events of default under the Facilities Agreement, and, effective March 8, 2021, the Ciner Resources Credit Facility was terminated. See Note 9 “Debt” for additional information.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, our management has concluded that as of December 31, 2020 our internal control over financial reporting is effective.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2020 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been changes in the Partnership’s internal control over financial reporting during the fourth quarter of fiscal year December 31, 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
Attestation Report of Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Ciner Resources LP
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Ciner Resources LP (a majority-owned subsidiary of Ciner Wyoming Holding Co.) and its subsidiary (the “Partnership”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Partnership and our report dated March 15, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 15, 2021

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
The Board of Directors of Our General Partner
    The board of directors of our general partner (the “Board”) oversees our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held seven meetings during the fiscal year ended December 31, 2020.
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
Director Experience and Qualifications
In identifying and evaluating candidates as possible director-nominees of our general partner, Ciner Holdings will assess the experience and personal characteristics of the possible nominee against the following individual qualifications, which Ciner Holdings may modify from time to time:

•possesses integrity, competence, insight, creativity and dedication together with the ability to work with colleagues while challenging one another to achieve superior performance;
•has attained prominence in his or her field of endeavor;
•possesses broad business experience;
•has ability to exercise sound business judgment;
•is able to draw on his or her past experience relative to significant issues facing us;
•has experience in our industry or in another industry or endeavor with practical application to our needs;
•has sufficient time and dedication for preparation as well as participation in board and committee deliberations;
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

Name	Age	Position
Oğuz Erkan	43	Chairman of the Board, President and Chief Executive Officer of our General Partner
Ahmet Tohma	40	Principal Financial Officer and Chief Financial Officer of our General Partner
Christopher L. DeBerry	53	Chief Accounting Officer and Principal Accounting Officer of our General Partner
Eduard Freydel	36	Vice President, Finance of our General Partner
Marla E. Nicholson	39	Vice President, General Counsel and Secretary of our General Partner
Raymond Katekovich	47	Vice President, Commercial and Corporate Strategy of our General Partner
Atilla Ciner	37	Director of our General Partner
Gürsel Usta	60	Director of our General Partner
Matthew H. Mead	58	Director of our General Partner
Michael E. Ducey	72	Director of our General Partner
Thomas W. Jasper	72	Director of our General Partner
Alec G. Dreyer	62	Director of our General Partner
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
Ahmet Tohma was appointed Principal Financial Officer and Chief Financial Officer of our general partner in April 2020. Mr. Tohma has served as a director of the General Partner since October 2019. Since August 2019, Mr. Tohma has been a Finance Director at Ciner Group. From 2003 until August 2019, Mr. Tohma worked in various management roles at Turkiye Garanti Bankasi (“Garanti”) in Turkey, a Turkish financial services company, and most recently as the Executive Vice President responsible for the Corporate Finance Department at Garanti Securities beginning in 2018. Mr. Tohma’s experience at Garanti included his roles as an internal auditor until February 2009 and as a member of the Project and Acquisition Finance Department until 2018, where he frequently engaged in project finance transactions in the energy and industrial sectors. Mr. Tohma is a citizen of the Republic of Turkey and earned a Bachelor of Science degree in Industrial Engineering from the Middle East Technical University in Turkey in 2003. He has also participated in executive programs at Bocconi University and Columbia Business School, where he focused on Business Administration and Strategy. We believe that Mr. Tohma’s familiarity with the soda ash and mining industries and his business acumen provide him with the necessary skills to be a member of the Chief Financial Officer of our general partner.
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
Atilla Ciner was appointed as a director of our general partner in September 2017. Mr. Ciner is also Vice President of Ciner Group. Most recently, he was Vice President at Eti Soda from 2016 to June 2017. Previously, he was Chairman and President of Ciner Yapi Teknik, a construction planning, engineering and excavation business for the mining industry in Turkey from 2012 through 2016. Mr. Ciner is the son of Turgay Ciner, the Chairman and ultimate beneficial owner of Ciner Group. Mr. Atilla Ciner holds a Bachelor’s degree in Journalism from Yeditepe University and is fluent in both Turkish and English languages. We believe that Mr. Ciner’s acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Gürsel Usta was appointed as a director of our general partner in June 2019. Since January 2019, Mr. Usta has served as the Vice Chairman of the board of directors of We Soda U.K., the U.K. based holding company of Ciner Group. Since January 2016, Mr. Usta has also served as the Vice Chairman of Park Holding, which is also a member of Ciner Group and holds energy and mining assets, among others, and since March 2015, has served as chief executive officer of Glass & Chemicals Group, a member of Ciner Group. Mr. Usta has also historically held several leadership roles at companies within Ciner Group, including his position as chief executive officer of the Energy & Mining Group from 2014 to January 2015, chairman of the board of directors of Ciner Media Holding from 2012 until September 2015 and chief executive officer of Ciner Aviation and Tourism Group from 2008 until June 2015. Mr. Usta is a citizen of the Republic of Turkey and received a Bachelor’s Degree in Economics from Ankara University in Turkey in 1982. We believe that Mr. Usta’s familiarity with the soda ash and mining industries and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.
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
Michael E. Ducey was appointed as a director of our general partner in September 2014 and as lead independent director in February 2017. Mr. Ducey is the retired President, CEO and Director of Compass Minerals International, Inc., the second largest salt producer in North America and the largest in the U.K. Prior to joining Compass Minerals, he was a 30-year veteran of Borden Chemical, Inc., where he worked in various management, sales, marketing, planning and commercial development roles culminating in President, CEO and Director. He previously served on the boards of HaloSource, Inc., and Fenner PLC and currently sits on the board of Apollo Global Management LLC. Mr. Ducey is a graduate of Otterbein College, where he earned a Bachelor of Arts; he earned a Master of Business Administration from the University of Dayton. We believe that Mr. Ducey’s comprehensive corporate background and experience in the mining industry, and his experience serving on various boards and committees, add significant value to the board of directors of our general partner.

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
Alec G. Dreyer was appointed director to our General Partner in July 2018. Mr. Dreyer served from 2012 until June of 2020 as a Senior Advisor to IFM Investors, a leading investment management company with over $75 billion under management. He also served as Chairman of the Board of Managers and Audit Committee Chair for Essential Power Investments LLC, an IFM Investors holding prior to its sale in 2016. Mr. Dreyer served as Chairman of the Board, Lead Director and Audit Committee Chair for Comverge, Inc., a clean energy company when it was listed on NASDAQ. Mr. Dreyer also served on the Board of Directors for EcoSecurities Group plc when it was listed on the London Stock Exchange. Prior to his Board tenure, Mr. Dreyer has served as Chief Executive Officer of the Port of Houston Authority, one of the nation’s leading ports. He also was Chief Executive Officer for Horizon Wind Energy LLC, when it was a wholly-owned subsidiary of Goldman Sachs & Co. He also has held senior leadership positions at Dynegy Inc., Illinova Corporation, and Illinois Power Company. Mr. Dreyer started his career with Price Waterhouse in St. Louis. Mr. Dreyer is a Certified Public Accountant, is a Phi Beta Kappa graduate in Political Science and Pre-Law from the University of Illinois, and holds a Masters of Business Administration Degree with distinction from Washington University in St. Louis. We believe that Mr. Dreyer’s previous leadership positions and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
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
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met nine times during the fiscal year ended December 31, 2020.

Conflicts Committee
The conflicts committee reviews specific matters that may involve conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, in accordance with the terms of our partnership agreement. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.ciner.us.com under the Investor Overview - Governance Documents tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including Ciner Holdings; may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership; and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee met three times in 2020 to deliberate on and approve proposed affiliate transactions for post-ANSAC operations that went into effect starting January 2021.
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
•presiding at executive sessions of the independent directors of the Board;
•working with the committee chairs to set agendas and lead the discussion of regular meetings of the directors outside the presence of management;
•providing feedback regarding these meetings to the Chairman of the Board; and
•otherwise serves as a liaison between the independent directors and the Chairman of the Board.
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

Section 16(a) Reports
    Based on a review of our records, we believe all reports required to be filed during the 2020 fiscal year pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.
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
ITEM 11. Executive Compensation
Background
This “Compensation Discussion and Analysis” or “CD&A” sets forth an overview of the philosophy, objectives and elements of the executive compensation program for executives who perform services on our behalf and the key executive compensation decisions that were made by us or Ciner Corp for 2020. This CD&A provides context and background for the compensation earned by and awarded to our general partners’ named executive officers (“NEOs”), as reflected in the compensation tables contained in the CD&A.
For 2020, our general partners’ NEOs were as follows:
    Individuals Serving as Named Executive Officers as of December 31, 2020:
•Oğuz Erkan, Chairman of the Board, President and Chief Executive Officer
•Ahmet Tohma, Chief Financial Officer
•Christopher L. DeBerry, Chief Accounting Officer and Corporate Controller
•Raymond Katekovich, Vice President, Commercial and Corporate Strategy
•Marla Nicholson, Vice President, General Counsel and Secretary
Our Board appointed Mr. Raymond Katekovich, to Vice President, Commercial and Corporate Strategy, and, in connection with such appointment, recognized Mr. Katekovich as an executive officer under Rule 3b-7 of the Securities and Exchange Act of 1934, as amended, in each case effective as February 28, 2020.
Our Board appointed Mr. Ahmet Tohma, to Chief Financial Officer, and, in connection with such appointment, recognized Mr. Tohma as an executive officer under Rule 3b-7 of the Securities and Exchange Act of 1934, as amended, in each case effective as April 24, 2020.
Executive Summary
We are managed by our general partner and neither we nor our general partner directly employs any of the persons responsible for managing our business. Instead, the executive officers of our general partner are employees of Ciner Corp. Other than awards that may be granted by our Board under our general partner’s 2013 Long-Term Incentive Plan (as amended to date, the “Plan”), it is Ciner Corp that has ultimate-decision making authority to determine and approve the compensation program and individual compensation of the employees who perform services on our behalf, including the NEOs. Ciner Corp indirectly owns and controls our general partner and indirectly owns approximately 72% of the outstanding limited partner interests in us and all of our incentive distribution rights. We reimburse Ciner Corp for such services and compensation, and our reimbursement is governed by the Services Agreement, dated as of October 23, 2015 (the “Services Agreement”), by and among us, our general partner and Ciner Corp, under which we have agreed to pay Ciner Corp an annual management fee, subject to quarterly adjustments, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Ciner Corp is determined based on the estimated time the employees are expected to spend on our business, and the costs for such employees, including the NEOs, are determined based on Ciner Corp’s compensation policies and practices. Each of the NEOs devoted a majority of their time to our business for the year ended December 31, 2020.

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
Because neither we nor our general partner directly employ any of the NEOs and because Ciner Corp has ultimate decision-making authority as to the compensation for the NEOs to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g., salary or bonus) to the NEOs in 2020. Rather, we reimburse Ciner Corp for those amounts and other benefits provided by Ciner Corp or its parents to the NEOs that are allocated to us and subject to reimbursement under our Services Agreement. At the same time, we believe that the NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders may be further advanced by enabling the NEOs who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our Board periodically grants long-term incentives in the form of awards under the Plan, which was adopted in connection with our initial public offering and is administered by our Board. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards. All awards granted under the Plan are approved by our Board. All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan.
    Our Board’s decisions with respect to the amount of awards made under the Plan to the NEOs are governed by the following objectives:
•to motivate and retain our general partner’s key executives;
•to align the long-term economic interests of our general partner’s executives with those of our unitholders; and
•to reward excellence and performance by our general partner’s executives that increase the value of our units.
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
    Aside from long-term incentive awards granted by our Board under the Plan and additional cash consideration as compensation pursuant to the 2020 Compensation Policy (as defined below), neither we nor our general partner anticipate setting the compensation or benefit arrangements for the NEOs in the near future. Rather, it is anticipated that Ciner Corp will continue to direct the compensation policies and practices for the NEOs, and we will reimburse Ciner Corp under the Services Agreement for our allocated portion of such services, compensation and benefits. Pursuant to a new compensation policy adopted by our Board effective as of January 1, 2020, our Board has granted additional cash consideration as compensation for each of our general partner’s executive officers and certain employees of our general partner or its affiliates that provide services to the Partnership in lieu of participation in the Plan (the “2020 Compensation Policy”). Pursuant to the 2020 Compensation Policy, in lieu of each executive officer of the general partner’s then-current annual target equity award under the Plan, each of the executive officers of the general partner who are employed by the general partner or its affiliates and provide services for the Partnership received an increase in each executive officer’s base salary for calendar year 2020 with such increase approximately equivalent to 50% of each such executive officer’s fiscal year 2019 targeted equity awards under the Plan (other than for Ms. Nicholson, whose increase is expected to be approximately equivalent to 100% of Ms. Nicholson’s fiscal year 2019 targeted equity awards under the LTIP, with such greater percentage for Ms. Nicholson primarily the result of her promotion to Vice President and General Counsel of the general partner, effective as of October 29, 2019, and the increase in base salary in connection with such promotion).
Elements of Compensation
Overview
Ciner Corp provides compensation to its executives in the form of (i) base salaries, (ii) annual performance-based cash incentive awards under an incentive compensation plan of Ciner Corp (the “Short-Term Bonus”) that provides cash incentive compensation to its executive employees and salaried employees tied to our annual EBITDA and distributable cash flow, (iii) time-based and performance-based cash incentive awards under a long-term cash incentive plan of Ciner Corp (the “Cash LTIP”), and (iv) participation in various other employment plans and arrangements, including (1) medical, dental, vision, disability and life insurance plans for its employees, (2) a 401(k) retirement plan (the “401(k) Plan”), which permits employees to contribute specified percentages of their compensation, (3) a post-retirement benefit plan (“Post-Retirement Plan”), which enables its employees to obtain postretirement benefits, other than pensions, accounted for on an accrual basis over an employee’s period of service, if such employees reach retirement age while still employed, and (4) deferred-compensation plans (“Deferred Compensation Plans”), which allow a select group of management employees to defer compensation to a future date. Other than our Board’s review of the management fee under the Services Agreement, all determinations with respect to such benefits are made by Ciner Corp, or the plans, as the case may be, without input from us, our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us pursuant to the Services Agreement.
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
    The allocable portion of the base salaries paid to the NEOs during the fiscal year ended December 31, 2020 are set forth in the table below and in the “Salary” column of the “Summary Compensation Table”:

Named Executive Officer	2020 Total Base Salary Allocable to Us (%)
Oğuz Erkan	91%
Ahmet Tohma	94%
Christopher L. DeBerry	84%
Raymond Katekovich	98%
Marla Nicholson	99%

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
    For 2020, annual cash incentive bonuses were targeted at the percentage of each NEO’s annual base salary as shown below:

Named Executive Officer	2020 Target Bonus as a Percent of Base Salary
Oğuz Erkan	55%
Ahmet Tohma	—%
Christopher L. DeBerry	30%
Raymond Katekovich	30%
Marla Nicholson	50%

For 2020, each NEO was eligible to receive an annual cash incentive bonus based on achievement of pre-established targets for EBITDA, , tons produced, controllable costs , tons produced, controllable costs and distributable cash flow for the Partnership of approximately $98.4 million and $2.7 million, $171.7 million and $31.5 million respectively. For the purpose of calculation under the Short-Term Bonus, EBITDA was defined as earnings before interest, taxes, depreciation and amortization. Under the Short-Term Bonus, bonus payments are based 50% on meeting or exceeding target EBITDA, 20% on meeting or exceeding tons produced target, 20% on meeting or exceeding controllable costs target and 10% on meeting or exceeding DCF goals as well as individual performance in connection with achievement of such targets. An individual performance multiplier ranging from 0x to 1.25x is applied based on the NEOs 2020 performance rating. There are generally no payouts for results below 75% of the EBITDA target. The maximum payout multiplier is capped at 2.0x.
    EBITDA used by Ciner Corp for each NEOs’ bonus calculation for the year ended December 31, 2020 was below the 75% threshold so no earned incentive bonuses were allocated to us.
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
    No new awards were issued under the Cash LTIP for 2020. The last payment under this plan occurred in 2018 for amounts granted in prior years.

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
    As of December 31, 2020, and subject to adjustments as provided in the Plan, there were a total of 666,516 common units available for issuance under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. To date, awards under the Plan that have been granted to the NEOs include (i) time-based vesting conditions (“restricted unit awards”), (ii) performance-based vesting conditions linked to the relative performance of the Partnership’s common units during a pre-determined performance period (“TR performance-based unit awards”) and (iii) performance-based vesting conditions linked to the achievement of certain financial, operating and safety-related performance metrics (“2019 performance-based unit awards”).
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
In 2020, (i) Mr. DeBerry had 2,590 restricted units vest on March 15, 2020, which were originally granted on April 28, 2017, (ii) Mr. Katekovich had 675 restricted units vest on March 15, 2020 which were originally granted on July 28, 2017 (iii) Mr. DeBerry, and Mr. Katekovich had 423 restricted units, and 888 restricted units, , respectively, vest on March 15, 2020, which in each case were originally granted on April 26, 2018, (iv) Mr. DeBerry, Mr. Erkan, Mr. Katekovich and Ms. Nicholson had 1,280 restricted units, 3,283 restricted units, 1,815 restricted units and 462 restricted units respectively, vest on March 15, 2020, which in each case were originally granted on September 23, 2019, and (v) Mr. DeBerry had 726 TR performance units vest on January 29, 2020, which were originally granted on April 28, 2017. and (vi) Mr. Katekovich had 1,701 TR performance units vest on January 29, 2020, which were originally granted on July 28, 2017.
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
Other Elements of Compensation and Perquisites
Neither we nor our general partner sponsor any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans or any retirement plans for the NEOs, and neither we nor our general partner provide the NEOs with any perquisites. Instead, these types of benefits are provided in certain situations to the NEOs in connection with their employment by Ciner Corp and are governed in all cases by the terms of the applicable plan documents. The NEOs have been eligible to participate under the same plans that Ciner Corp offers to its other employees with respect to medical, dental, vision, disability and life insurance plans, and the NEOs have participated in the Short-Term Bonus, the 401(k) Plan and the Post-Retirement Plan. The NEOs participate in these plans on the same basic terms as all other similarly situated employees. The NEOs also participate in Deferred Compensation Plans and receive certain perquisites provided by Ciner Corp. For the year ended December 31, 2020, perquisites included a company car for Mr. Erkan and Mr. Tohma and a country club membership for Mr. Katekovich. All determinations with respect to such benefits are made by Ciner Corp, or the plans, as the case may be, without input from us or our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us under the provisions of the Services Agreement.
Compensation Committee Interlocks and Insider Participation
    As a limited partnership, we are not required by the New York Stock Exchange (“NYSE”) to establish a compensation committee. As discussed above, we do not directly employ any of the NEOs and, outside of the Plan, all compensation granted to the NEOs is under Ciner Corp’s ultimate direction and control. Mr. Erkan, our general partner’s Chief Executive Officer, has participated in his capacity as a director of our general partner in the deliberations of our Board concerning previous grants under the Plan and made recommendations to our Board regarding NEO compensation provided under the Plan in 2020. Our Board does not currently intend to establish a compensation committee.
Compensation Consultants
    Our Board did not retain a compensation consultant in 2020.
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
Compensation Committee Report
    Our Board has reviewed and discussed with management the compensation discussion and analysis contained in this Report as required by Item 402(b) of Regulation S-K. Based on such review and discussion, our Board has recommended that this Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2020.
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
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation paid to the NEOs and allocated to the Partnership for the fiscal years ended December 31, 2020, 2019 and 2018, as applicable. Other than for awards granted under the Plan, it is Ciner Corp that has ultimate-decision making authority to determinate and approve the compensation program and individual compensation of the employees that perform services on our behalf, including the NEOs, and we reimburse Ciner Corp for such services and compensation under the Services Agreement. Other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with our Services Agreement with Ciner Corp. We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Oðuz Erkan, Chairman of the Board, President and Chief Executive Officer (5)	2020	$545,995	$150,149	$—	$—	$29,324	$725,468
	2019	$277,161	$—	$324,098	$92,520	$19,398	$713,177
Ahmet Tohma Chief Financial Officer (6)	2020	$387,047	$39,420	$—	$—	$48,954	$475,421
Christopher L. DeBerry, Chief Accounting Officer	2020	$288,896	$43,956	$—	$—	$24,822	$357,674
	2019	$184,751	$—	$126,402	$79,547	$9,485	$400,185
	2018	$175,839	$3,849	$85,691	$59,891	$15,065	$340,335
Raymond Katekovich Vice President, Commercial and Corporate Strategy(7)	2020	$360,810	$104,065	$—	$—	$36,764	$501,639
Marla Nicholson, Vice President, General Counsel and Secretary (8)	2020	$316,587	$80,283	$—	$—	$27,199	$424,069
	2019	$188,031	$—	$45,665	$79,542	$16,437	$329,675

(1) The 2020 amounts in the “Bonus” column for Messrs. Erkan, DeBerry, Katekovich and Ms. Nicholson reflect the allocated portions of discretionary bonus payments Ciner Corp made in recognition of the hard work and dedication exemplified during the unprecedented challenges faced by the organization during 2020, and for Mr. Tohma reflect a new hire bonus. The 2018 amount shown in the “Bonus” column reflect the awards under Ciner Corp’s Cash LTIP that are time-based. Since there are no performance metrics tied to this portion of the award under the Cash LTIP, they are reported in the “Bonus” column in the year earned.
(2) The amounts shown in the “Unit Awards” column reflect the full aggregate grant date fair value of the performance-based unit awards and the restricted unit awards granted to the NEOs during the applicable period, as determined in accordance with ASC Topic 718, and as determined without regard to potential forfeitures (the amounts shown do not reflect the actual value that may be recognized by each NEO). For the restricted unit awards, the fair value per unit is equal to the closing sale price of our common units on the NYSE on the dates of the applicable grants ($26.05 on April 26, 2018 and $16.45 on September 23, 2019. The TR performance-based unit awards contain a relative total shareholder return vesting condition, which are considered market-based awards under applicable accounting guidance. The grant date fair value for the TR performance-based unit awards was based on a per unit price of $41.53 on April 26, 2018, which was determined based on the probability of achieving the performance target utilizing a Monte Carlo simulation model, and the amounts in the table above reflect the value of the performance-based unit awards at the target (or 100%) level. At maximum, the values of the TR performance-based for Mr. DeBerry would be: $105,320; and for Mr. Katekovich $221,272. The grant date fair value for the 2019 performance-based unit awards was determined by dividing the weighted average price per common unit on the date of grant. The grant date fair value for the 2019 performance-based unit awards was based on a per unit price of $16.45 on September 23, 2019. At maximum, the values of the 2019 performance-based unit awards for Mr. Erkan would be: $324,098; for Mr. DeBerry: $126,402; for Mr. Katekovich: $179, 141; and $45,665 for Ms. Nicholson. For a discussion of the valuation assumptions applicable to the Unit Awards, please see Note 12 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.
(3) For the years ended December 31, 2019 and 2018, the amounts shown in this column reflect awards under Ciner Corp’s Short-Term Bonus that were allocated to and reimbursed by us under the Services Agreement. The 2019 amounts represent payments that were earned in 2019 and paid by us in early 2020 and the 2018 amounts represent payments that were earned in 2018 and paid by us in early 2019. Amounts in this column also include payments made under the Cash LTIP for the performance-based portion of that plan (2018 only) which is sponsored by Ciner Corp and were allocated to and reimbursed by us under the Services Agreement.
(4) Amounts shown in this column for each of 2020 include the following: taxable gifts, taxable compensation for wellness programs, employer contributions to non-qualified deferred compensation plans, taxable value of company-provided vehicles, taxable value of fitness center reimbursements, company contributions to Health Savings Accounts, value of country club membership, company contributions to the 401(k) plan. The amount shown in this column for Mr. Tohma for 2020 also includes $23,932 for relocation expenses reimbursed directly to third party service providers in connection with his appointment of Chief Financial Officer and Principal Financial Officer of the Partnership in April 2020, which includes “gross-ups” for the related payment of taxes.
(5) Mr. Erkan became one of the NEOs upon his promotion to President and Chief Executive Officer of our general partner in 2019. Consequently, compensation information was not reported for the prior years. Since June 17, 2019, Mr. Erkan has served as the principal executive officer for the Partnership.
(6) Mr. Tohma became one of the NEOs upon appointment to Chief Financial Officer of our general partner in 2020. Consequently, compensation information was not reported for the prior years.
(7) Mr. Katekovich became one of the NEOs upon appointment to Vice President, Commercial and Corporate Strategy in 2020. Consequently, compensation information was not reported for prior years.
(8) Ms. Nicholson became one of the NEOs upon her promotion to Vice President and General Counsel effective October 23, 2019. Consequently, compensation information was not reported for the prior years.

Grants of Plan-Based Awards
The following table provides information regarding the amounts that could have been earned under Ciner Corp’s Short-Term Bonus and the Plan and allocated to us under the Services Agreement with respect to 2020.

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts under Equity Incentive Plan Awards (2)

Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units (#)(3)	Grant Date Fair Value of Unit Awards ($)(4)
Oğuz Erkan
Short-Term Bonus	—	$75,074	$300,297	$600,595	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Ahmet Tohma
Short-Term Bonus	—	—	—	—	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Christopher L. DeBerry
Short-Term Bonus	—	$21,978	$87,913	$175,826	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Raymond Katekovich
Short-Term Bonus	—	$27,449	$109,797	$219,594	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Marla Nicholson
Short-Term Bonus	—	$40,141	$160,566	$321,131	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—

(1) Reflects the estimated 2020 cash payouts allocable to the Partnership under the Short-Term Bonus in respect of 2020 performance at the threshold, target and maximum levels with respect to each performance measure. All such amounts are primarily set without input from us, our general partner or our Board, and reflect amounts that can be allocated to the Partnership under the Services Agreement. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to the Partnership under the Services Agreement. The expected amounts to be allocated to the Partnership for the actual bonus payouts for each NEO under the Short-Term Bonus for 2020 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table set forth above.
(2) No performance-based units were awarded in 2020.
(3) No restricted unit awards were made in 2020.

Outstanding Equity Awards at Fiscal Year-End 2020
The following table summarizes the outstanding equity awards held by the NEOs for the fiscal year ended December 31, 2020. Other than awards granted under the Plan, the NEOs do not receive any grants of equity or equity-based awards in us or Ciner Corp.

Name	Grant Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Unearned Units that Have Not Vested ($)(2)
Oğuz Erkan	9/23/2019	6,568(3)	$89,390	9,851(5)	$146,356
Ahmet Tohma		—	—	—	—
Christopher L. DeBerry	9/23/2019	2,562(3)	$34,869	3,842(5)	$57,081
	4/26/2018	423(4)	$7,004	1,268(6)	$21,715
Raymond Katekovich	9/23/2019	2,661(3)	$60,953	887(5)	$80,896
	4/26/2018	888(4)	$14,704	2,664(6)	$45,621
Marla Nicholson	9/23/2019	926(3)	$12,603	1,388(5)	$20,622

(1) The market value is based on the closing price of our common units on the NYSE on December 31, 2020, which was $12.59, plus (i) for purposes of footnote (3) below included $1.02 in accrued distributions per common unit, and (ii) for purposes of footnote (4) below included $3.968 in accrued distributions per common unit.
(2) Calculated by multiplying the number of TR performance-based unit awards or 2019 performance-based units awards, as applicable, reported in the preceding column by the closing price of our common units on the NYSE on December 31, 2020, which was $12.59, plus (i) for purposes of footnote (5) below included $2.267 in accrued distributions per common unit, and (ii) for purposes of footnote (6) below included $4.535 in accrued distributions per common unit.
(3) Represents restricted common unit awards that were awarded pursuant to the Plan on September 23, 2019 that have not yet vested. One-third of such restricted common unit awards vested on March 15, 2020. The remaining two-thirds of the restricted common unit awards vest in in substantially equal increments on March 15, 2021 and March 15, 2022, subject to accelerated vesting in certain circumstances.
(4) Represents restricted common unit awards that were awarded pursuant to the Plan on April 26, 2018 that have not yet vested. One-third of such restricted common unit awards vested on each March 15, 2019 and March 15, 2020 and the remaining approximately one-third of the restricted common unit awards will vest March 15, 2021, subject to accelerated vesting in certain circumstances.
(5) These 2019 performance-based unit awards were awarded under the Plan on September 23, 2019, and vest, if at all, based on the Partnership’s performance relative to a pre-established budget over the applicable three-year performance period; provided, that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the applicable three-year performance period and continued employment of the NEO with our general partner or its affiliates (or other service-related criteria) through the end of the applicable three-year performance period. Vesting fully accelerates upon a change in control of the Partnership or our general partner, or the death or disability of the NEO. Vested 2019 performance-based unit awards are settled in our common units, with the number of units payable determined by multiplying the target number provided in the 2019 performance-based unit award agreement by a payout multiplier, which may range from 0% to 200%, in each case, determined by aggregating the corresponding weighted average assigned to the 2019 Award Performance Metrics. Upon any vesting of the 2019 performance-based unit awards, the NEO will also receive a cash payment equal to distribution equivalents that were accumulated with respect to vested 2019 performance-based unit awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. As of December 31, 2020, the performance period was incomplete. Based on performance as of that date, the number of units shown is the target number of performance-based units that may be earned under this award.
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
.
Units Vested Table
    The following table provides information related to the vesting of restricted units and performance-based units during fiscal year ended 2020.

	Ciner Resources LP Unit Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting(1)
Mr. Erkan	3,283	$44,453
Mr. Tohma	—	$—
Mr. DeBerry	5,019	$90,232
Mr. Katekovich	5,079	$92,341
Mr. Nicholson	462	$6,242

(1) This column reflects restricted unit awards and TR performance unit awards that vested in 2020 and the fair market value of the common units on the date of vesting, which includes accrued distributions for such common units since the grant date.
(2) Mr. Tohma did not have any equity awards in the Partnership vest during fiscal year ended 2020.

Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans
     Although neither we nor our general partner sponsors a nonqualified deferred compensation or other nonqualified deferred compensation plan, Ciner Corp maintains a nonqualified deferred compensation plan for certain of its employees, including the NEOs, which we reimburse Ciner Corp for a portion thereof allocated to us under the Services Agreement. The nonqualified deferred compensation plan allows individuals to defer up to 80% of their base pay and up to up to 100% of their

Short-Term Bonus. In addition, Ciner Corp. contributes a matching contribution on compensation in excess of the dollar amount under Section 401(a)(17) of the IRS code ($285,000 for 2020). That matching contribution is equal to 100% of the first 4% that the NEO contributes to the plan and 50% of the next 2% that an individual contributes to the plan. Ciner Corp. has historically also made an additional discretionary contribution to the plan for individuals hired on or after May 1, 2001. That additional discretionary contribution is equal to 3% of the annual base pay in excess of the dollar amount under Section 401(a)(17) of the IRS code ($285,000 for 2020), provided the individual is employed on December 31 for such year. The allocated expense for each NEO is included in the “All Other Compensation” column of the Summary Compensation Table above. The following table provides information on nonqualified deferred compensation of the NEOs as of December 31, 2020, for whom we reimburse Ciner Corp under the Services Agreement.

		For the Year Ended December 31, 2020
Name	Beginning Balance	Executive Contribution	Registrant Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2020 ($)
Oğuz Erkan	$7,235	—	$4,958	$39	—	$12,232
Ahmet Tohma	—	—	—	—	—	—
Christopher L. DeBerry	—	$51,923	$3,058	$13,601	—	$68,582
Raymond Katekovich	—	$66,047	$4,096	$10,119	—	$80,262
Marla Nicholson	—	$19,155	$1,712	$1,292	—	$22,159

Potential Payments upon Termination or Change-in-Control
    Our current restricted unit awards, TR performance-based unit awards and 2019 performance-based awards under the Plan and awards granted by Ciner Corp under the Cash LTIP and Short-Term Bonus and allocated to us contain provisions that could accelerate vesting of the award in certain situations, in the event of a (i) termination of an employee due to death or disability or (ii) a change in control (as described below). In the event of termination of employment for any other reason than described below, all restricted unit awards, TR performance-based unit awards and 2019 performance-based unit awards that are still unvested shall be forfeited.
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
Pursuant to the terms of the Cash LTIP, for the time-based awards accumulated thereunder, in the event of a “change in control,” all unvested time-based awards accumulated thereunder shall become 100% vested. Pursuant to the terms of the

Cash LTIP, for the performance-based awards, in the event of a “change in control,” then the performance-based awards thereunder shall become 100% vested and adjusted for actual performance as of the change in control. To be eligible, a participant must be an active employee as of the date of the change in control. For the performance-based awards thereunder, the calculation for a “change in control” event will use the participant’s target award amount and actual business results through the date of the change in control, and the Partnership’s TUR performance will be determined compared to the peer group performance on the date of the change in control. The Cash LTIP generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the Ciner Corp’s equity interests or assets
    Pursuant to the Short-Term Bonus, in the event of a “change in control” prior to the determination date thereunder, the participant’s outstanding awards under the Short-Term Bonus shall be paid their pro-rata portion of the applicable incentive award. To be eligible, a participant must be an active employee as of the date of the change in control. The pro-rata calculation will use the participant’s annual base salary in effect as of the date of the change in control and actual business results through the date of the change in control. The financial goals and the individual participation percentage will be pro-rated through the date of the change in control and no individual performance multiplier will apply. The Short-Term Bonus generally describes a “change in control” as occurring in the event that Ciner Corp completes a direct or indirect sale to an unrelated third party of all or substantially all of the equity interests or assets in one of the businesses covered by the Short-Term Bonus.
    The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a “Change in Control” resulting in the accelerated vesting of our restricted units and performance based units held by the NEOs on December 31, 2020 and the amount of expense that could be allocated to us by Ciner Corp under the Services Agreement in connection with certain events of termination or a “change in control” under the Short-Term Bonus and Cash LTIP, as if such event occurred on December 31, 2020. Actual amounts will be determinable only upon termination or a change in control event.

Name	Benefit	Termination Due to Death or Disability ($)(1)	Termination for Any Other Reason ($)	Change of Control with or without Continued Employment ($)(1)
Oğuz Erkan	Plan Common Unit Vesting	$127,320	—	$204,295
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	—
Ahmet Tohma	Plan Common Unit Vesting	—	—	—
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	—
Christopher L. DeBerry	Plan Common Unit Vesting	$70,353	—	$107,095
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	—
Raymond Katekovich	Plan Common Unit Vesting	$113,807	—	$170,520
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	—
Marla Nicholson	Plan Common Unit Vesting	$17,966	—	$28,797
	Cash LTIP	—	—	—
	Short-Term Bonus	—	—	—

(1) The amounts reflected above represent the product of the number of restricted units, TR performance-based units or 2019 performance-based unit awards that were subject to vesting/restrictions on December 31, 2020, multiplied by the closing price of our common units of $12.59 on that date.
CEO Pay Ratio

    Neither we nor our general partner have any employees. As a result, we have no basis for disclosing the annual compensation and corresponding ratio as required under Item 402(u) of Regulation S-K.
Director Compensation
    Officers or employees of Ciner Corp or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of Ciner Corp or its affiliates receive compensation as “non-employee directors.” For fiscal year ended December 31, 2020, our annual retainer for our non-employee directors consisted of approximately $165,000, of which $90,000 was paid in the form of an annual cash retainer and the remaining $75,000 was paid in a fully-vested grant of common units under the Plan. The lead director, audit committee chair and the conflicts committee chair were paid additional annual retainers of $10,000, $15,000 and $10,000, respectively. Each non-employee director that did not serve as a non-employee director for the entire fiscal year, received a prorated retainer reflecting their partial year of non-employee director service with us.
The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
	($)(1)	($)(2)	($)	($)
Alec G. Dreyer	$90,000	$71,531	$—	$161,531
Michael E. Ducey	$100,000	$71,531	$—	$171,531
Thomas W. Jasper	$115,000	$71,531	$—	$186,531

(1) The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.
(2) The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718, for awards of common units as follows: Alec G. Dreyer (with 7,240 common units), Michael E. Ducey (with 7,240 common units) and Thomas W. Jasper (with 7,240 common units) granted on April 1, 2020.
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
The following table sets forth certain information regarding the beneficial ownership of our common units as of March 10, 2021 owned by:
•each person known by us to be a beneficial owner of more than 5% of our units;
•each of the directors of our general partner;
•each of the named executive officers of our general partner; and
•all directors and executive officers of our general partner as a group.
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
Percentage of total units beneficially owned is based on 19,765,781 common units and 399,000 general partner units outstanding. The list of beneficial owners is presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	General Partner’ Units Beneficially Owned	Percentage of General Partner Units Beneficially Owned
Ciner Wyoming Holding Co.(2)	14,551,000	74%	—	—
Ciner Resource Partners LLC (2)	—	—	399,000	100.0%
Oğuz Erkan	8,284	*	—	—
Christopher L. DeBerry	11,757	*	—	—
Eduard Freydel	12,602	*	—	—
Marla Nicholson	1,172	*	—	—
Michael E. Ducey	26,676	*	—	—
Thomas W. Jasper	19,420	*	—	—
Alec G. Dreyer	11,611	*	—	—
Atilla Ciner	—	*	—	—
Matthew H. Mead	—	*	—	—
Ahmet Tohma	—	*	—	—
Gürsel Usta	—	*	—	—
All directors and executive officers as a group (11 people)	91,522	*	—	—

* Beneficial ownership represents less than 1% of the Partnership’s outstanding common units.
(1)Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.
(2)Ciner Holdings, the sole member of our general partner, owns 14,551,000 common units representing limited partner interests and 100% of the membership interests of our general partner, and our general partner (Ciner Resource Partners LLC) owns 399,000 general partner units representing general partner interests in us. Turgay Ciner owns all of the ownership interests of Akkan Enerji ve Madencilik Anonim Sirketi, which owns all of the ownership interests of KEW Soda, which owns all of the ownership interests of WE Soda, which owns all of the ownership interests of Ciner Enterprises, which owns all of the ownership interests of Ciner Corp, which owns all of the ownership interests of Ciner Holdings, the sole member of our general partner. Each of Turgay Ciner, Akkan Enerji ve Madencilik Anonim Sirketi, KEW Soda, WE Soda Ciner Enterprises and Ciner Corp may, therefore, be deemed to beneficially own the units held by Ciner Holdings and the general partner. The business address of each of WE Soda and KEW Soda is 23 College Hill, London, United Kingdom, EC4R 2RP. The business address of the general partner, Ciner Holdings, Ciner Corp and Ciner Enterprises is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328. The business address of Akkan is ehitmuhtar Cad., 38/1 Taksim, Beyoglu Istanbul, Turkey. The business address of Mr. Ciner is Paşalimanı Caddesi, No:73, 34670 Paşalimanı, Üsküdar, Istanbul, Turkey. The amounts disclosed in this column also include restricted units awarded to our executive officers that are unvested.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2020:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	666,516

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 10, 2021, Ciner Holdings owned 14,551,000 common units representing an approximate 72% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2% general partner interest in us and all of our incentive distribution rights.
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
Transactions with Affiliates
Ciner Corp and Ciner Wyoming are party to a sales agency agreement dated June 17, 2015. Under the sales agency agreement, Ciner Corp contracts with customers, including ANSAC and Ciner Group, for the sale of the soda ash that Ciner Wyoming produces, and Ciner Wyoming delivers soda ash directly to the customers. Though Ciner Corp is the contractual party with customers, any risk of loss related to soda ash is passed directly to Ciner Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. Ciner Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with Ciner Wyoming. Ciner Wyoming also bears any risk of loss from liability claims related to soda ash. Ciner Corp receives sales proceeds directly from customers on behalf of Ciner Wyoming, and Ciner Corp then transfers the total proceeds of the sales directly to Ciner Wyoming, less Ciner Corp’s actual costs of sales and marketing. Ciner Corp’s costs are allocated to Ciner Wyoming by OCI Enterprises (prior to the Transaction) and Ciner Corp (subsequent to the Transaction) based on the amount of time spent by Ciner Corp providing such services. For the years ended December 31, 2020, 2019 and 2018, these charges amounted to approximately $16.1 million, $14.9 million and $14.6 million, respectively. Ciner Corp also contracts with various land and sea carriers for freight transportation on behalf of Ciner Wyoming. All such actual freight costs are charged directly to Ciner Wyoming.
Substantially all of Ciner Wyoming’s selling and marketing expenses and general and administrative expenses are expenses charged to Ciner Wyoming by Ciner Corp for actual expenses incurred by it on behalf of Ciner Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.
Prior to 2021, Ciner Corp was a member company of ANSAC and had an approximate 34.9%, 38.2% and 33.0% participation interest at December 31, 2020, 2019 and 2018, respectively. We made approximately 45.4%, 60.4% and 52.0% of our total net sales for the years ended December 31, 2020, 2019 and 2018, respectively, through Ciner Corp’s membership in ANSAC. In addition, ANSAC provided logistics and support services for all of our export sales during such time, On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminated Ciner Corp’s membership in ANSAC effective as of December 31, 2020. The conflicts committee met three times in 2020 to deliberate on and approve proposed affiliate transactions for post-ANSAC operations that went into effect starting January 2021. See Item 1, Business, “Shipping and Logistics,” for more information.

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

ITEM 14. Principal Accountant Fees and Services
The Audit Committee has ratified Deloitte & Touche LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of Ciner Resources LP for the year ended December 31, 2020. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.
Audit Fees
The following table presents approximate fees billed by Deloitte & Touche LLP for the audit of our annual consolidated financial statements and other services rendered for the years ended December 31, 2020 and December 31, 2019.

	Year ended December 31,	Year ended December 31,
	2020	2019
Audit fees (1)	$994,237	$1,042,957
Tax fees (2)	651,497	521,054
Total	$1,645,734	$1,564,011

(1) Audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including consents and other services related to SEC matters.
(2) Tax fees represent fees for professional services rendered primarily in connection with tax compliance. For the year ended December 31, 2020 and 2019, $228,269 and $283,804 of the above tax fees were related to K-1 services.

Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2020, all of the services performed for us by Deloitte & Touche LLP were pre-approved by the audit committee of the board of directors of our general partner.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) the following documents are included with the filing of this report:
1.The financial statements filed as part of this Report are listed in Part II, Item 8, “Financial Statements and Supplementary Data.”
2.No financial statement schedules are required to be filed as part of this Report because all such schedules have been omitted. Such omission has been made on the basis that information is provided in the financial statements or related footnotes in Part II, Item 8, “Financial Statements and Supplementary Data,” or is not required to be filed as the information is not applicable.
3.The exhibits listed on the Exhibit Index are included with this Report and incorporated by reference into this Item.

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
4.1
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
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

10.13	Amendment - 1961 License Agreement, dated as of June 28, 2018, between RSRC Royalty Company LLC and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2018)
10.14	Sodium Lease (WYW079420), dated January 1, 2015, between the United States Department of the Interior Bureau of Land Management and Ciner Wyoming, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2014)
10.15	Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
10.16++	Amendment No. 1 to Ciner Resource Partners LLC 2013 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)
10.17++	Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)
10.18++	Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2014)
10.19++	Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)
10.20++	Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2013 Long-Term Incentive Plan TR Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2014)
10.21++	Form of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) 2019 Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2019)
10.22	Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the SEC on July 2, 2014)
10.23	Amendment No. 1 to Limited Liability Company Agreement of Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) dated as of November 5, 2015 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2016)
10.24	Services Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.25	OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)
10.26	Trademark License Agreement, dated as of October 23, 2015, among Park Holding A.S., Ciner Enterprises Inc., Ciner Resources Corporation (formerly known as OCI Chemical Corporation), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.), Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC), Ciner Resources LP (formerly known as OCI Resources LP), and Ciner Wyoming LLC (formerly known as OCI Wyoming LLC) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)
10.27++	Separation and Release Agreement, dated July 3, 2019, by and between Kirk H. Milling and Ciner Resources Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2019)
10.28	First Amendment to Credit Agreement, dated as of February 28, 2020, among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and L/C issuer, and the Company Lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2020)
10.29	First Amendment to Credit Agreement, dated as of February 28, 2020, among Ciner Resources LP, as borrower, PNC, as administrative agent, swing line lender and L/C issuer, and the Partnership Lenders party thereto. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 2, 2020)
10.30	Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Resources LP, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
10.31
Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)

10.32
Master Loan and Security Agreement, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)

10.33
Equipment Security Note Number 001, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)

10.34	Amendment Number 001 to Master Loan and Security Agreement, dated as of July 27, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
10.35	Third Amendment to Credit Agreement, dated as of March 5, 2021 among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 11, 2021)
10.36	Amendment Number 002 to Master Loan and Security Agreement, dated as of March 5, 2021 by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 11, 2021)
10.37	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2019, between the State of Wyoming and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)
10.38	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2019, between the State of Wyoming and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)
10.39	Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2019, between the State of Wyoming and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)
10.40
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2019, between the State of Wyoming and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

10.41
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2019, between the State of Wyoming and Ciner Wyoming LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

21.1*	List of Subsidiaries of Registrant
23.1*	Consent of Deloitte & Touche LLP, dated March 15 2021
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from the Partnership’s Annual Report 10-K ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 104)
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
    Date: March 15, 2021
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Oğuz Erkan	President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, our General Partner (Principal Executive Officer)	March 15, 2021
Oğuz Erkan

/s/ Ahmet Tohma	Principal Financial Officer and Chief Financial Officer of Ciner Resource Partners LLC, our General Partner (Principal Financial Officer)	March 15, 2021
Ahmet Tohma

/s/ Christopher L. DeBerry	Chief Accounting Officer of Ciner Resource Partners LLC, our General Partner (Principal Accounting Officer)	March 15, 2021
Christopher L. DeBerry

/s/ Atilla Ciner	(Director of Ciner Resource Partners LLC, our General Partner)	March 15, 2021
Atilla Ciner

/s/ Gürsel Usta	(Director of Ciner Resource Partners LLC, our General Partner)	March 15, 2021
Gürsel Usta

/s/ Ahmet Tohma	(Director of Ciner Resource Partners LLC, our General Partner)	March 15, 2021
Ahmet Tohma

/s/ Matthew H. Mead	(Director of Ciner Resource Partners LLC, our General Partner)	March 15, 2021
Matthew H. Mead

/s/ Michael E. Ducey	(Director of Ciner Resource Partners LLC, our General Partner)	March 15, 2021
Michael E. Ducey

/s/ Thomas W. Jasper	(Director of Ciner Resource Partners LLC, our General Partner)	March 15, 2021
Thomas W. Jasper

/s/ Alec G. Dreyer	(Director of Ciner Resource Partners LLC, our General Partner)	March 15, 2021
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