Form 10-Q
period 2021-03-31
Ciner Resources LP
filed 2021-05-04
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 19,779,388 common units and 399,000 general partner units outstanding as of April 26, 2021, the most recent practicable date.

CINER RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q

References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its consolidated subsidiary, Ciner Wyoming LLC, which is referred to herein as “Ciner Wyoming”. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”), which was an affiliate for export sales in 2020. As a result of terminating Ciner Corp’s membership in ANSAC effective as of the end of day on December 31, 2020, ANSAC is no longer an affiliate of the Partnership.
We include cross references to captions elsewhere in this Report where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2.7	$0.5
Accounts receivable—affiliates	46.9	86.5
Accounts receivable, net	114.5	40.6
Inventory	29.6	33.5
Other current assets	4.7	4.1
Total current assets	198.4	165.2
Property, plant and equipment, net	307.2	307.4
Other non-current assets	26.8	25.4
Total assets	$532.4	$498.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3.0	$3.0
Accounts payable	32.6	16.4
Due to affiliates	1.8	2.9
Accrued expenses	31.6	33.6
Total current liabilities	69.0	55.9
Long-term debt	146.3	128.1
Other non-current liabilities	8.6	8.7
Total liabilities	223.9	192.7
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Ciner Wyoming Holding Co. (19.8 units issued and outstanding as of March 31, 2021 and December 31, 2020)	172.4	170.0
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding as of March 31, 2021 and December 31, 2020)	4.2	4.2
Accumulated other comprehensive income (loss)	0.8	—
Partners’ capital attributable to Ciner Resources LP	177.4	174.2
Non-controlling interest	131.1	131.1
Total equity	308.5	305.3
Total liabilities and partners’ equity	$532.4	$498.0

See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2021	2020
Net Sales:
Sales—affiliates	$—	$54.0
Sales—others	127.8	60.4
Net sales	127.8	114.4
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	106.6	86.6
Depreciation, depletion and amortization expense	8.7	6.5
Selling, general and administrative expenses—affiliates	3.6	4.1
Selling, general and administrative expenses—others	2.0	1.7
Total operating costs and expenses	120.9	98.9
Operating income	6.9	15.5
Other (expenses) income:
Interest expense	(1.3)	(1.3)
Total other expense, net	(1.3)	(1.3)
Net income	$5.6	$14.2
Net income attributable to non-controlling interest	3.2	7.5
Net income attributable to Ciner Resources LP	$2.4	$6.7
Other comprehensive income (loss):
Income (loss) on derivative financial instruments	1.5	$(2.1)
Comprehensive income	7.1	12.1
Comprehensive income attributable to non-controlling interest	3.9	6.4
Comprehensive income attributable to Ciner Resources LP	$3.2	$5.7

Net income per limited partner unit:
Net income per limited partner unit - (basic)	$0.12	$0.34
Net income per limited partner unit - (diluted)	$0.12	$0.34
Limited partner units outstanding:
Weighted average limited partner units outstanding - (basic)	19.7	19.7
Weighted average limited partner units outstanding - (diluted)	19.8	19.7

  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$5.6	$14.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	8.7	6.5
Equity-based compensation expenses	0.1	0.4
Other non-cash items	0.1	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable—affiliates	(2.3)	8.8
Accounts receivable, net	(31.8)	(8.6)
Inventory	2.5	(5.5)
Other current and non-current assets	(0.3)	0.7
Increase (decrease) in:
Accounts payable	13.3	4.4
Due to affiliates	(0.8)	(0.9)
Accrued expenses and other liabilities	(1.5)	(3.3)
Net cash (used) provided by operating activities	(6.4)	16.7
Cash flows from investing activities:
Capital expenditures	(5.4)	(12.9)
Net cash used in investing activities	(5.4)	(12.9)
Cash flows from financing activities:
Borrowings on Ciner Wyoming Credit Facility	35.0	76.5
Borrowings on Ciner Resources Credit Facility	1.0	—
Borrowings on Ciner Wyoming Equipment Financing Arrangement	—	30.0
Repayments on Ciner Wyoming Credit Facility	(15.0)	(59.5)
Repayments on Ciner Resources Credit Facility	(2.0)	—
Repayments on Ciner Wyoming Equipment Financing Arrangement	(0.8)	—
Debt issuance costs	(0.3)	(0.2)
Common units surrendered for taxes	—	(0.2)
Distributions to common unitholders	—	(6.7)
Distributions to general partner	—	(0.1)
Distributions to non-controlling interest	(3.9)	(7.1)
Net cash provided by financing activities	14.0	32.7
Net increase in cash and cash equivalents	2.2	36.5
Cash and cash equivalents at beginning of period	0.5	14.9
Cash and cash equivalents at end of period	$2.7	$51.4
Supplemental disclosure of cash flow information:
Interest paid during the period	$1.0	$1.3
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$4.3	$5.6
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Attributable to Ciner Resources LP Equity	Non-controlling Interest	Total Equity
(In millions)
Balance as of December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Net income	6.6	0.1	—	6.7	7.5	14.2
Other comprehensive income (loss)	—	—	(1.0)	(1.0)	(1.1)	(2.1)
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Distributions	(6.7)	(0.1)	—	(6.8)	(7.1)	(13.9)
Balance as of March 31, 2020	$171.4	$4.3	$(4.0)	$171.7	$126.5	$298.2

Balance as of December 31, 2020	$170.0	$4.2	$—	$174.2	$131.1	$305.3
Net income	2.4	—	—	2.4	3.2	5.6
Other comprehensive income (loss)	—	—	0.8	0.8	0.7	1.5
Distributions	—	—	—	—	(3.9)	(3.9)
Balance as of March 31, 2021	$172.4	$4.2	$0.8	$177.4	$131.1	$308.5

 See accompanying notes.

CINER RESOURCES LP
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

The unaudited condensed consolidated financial statements are composed of Ciner Resources LP (the “Partnership,” “CINR,” “Ciner Resources,” “we,” “us,” or “our”), a publicly traded Delaware limited partnership, and its consolidated subsidiary, Ciner Wyoming LLC (“Ciner Wyoming”), which is in the business of mining trona ore to produce soda ash. The Partnership’s operations consist solely of its investment in Ciner Wyoming. The Partnership was formed in April 2013 by Ciner Wyoming Holding Co. (“Ciner Holdings”), a wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. The Partnership owns a controlling interest comprised of 51.0% membership interest in Ciner Wyoming. All of our soda ash processed is sold to various domestic and international customers including American Natural Soda Ash Corporation (“ANSAC”), which was an affiliate for export sales in 2020. As a result of terminating Ciner Corp’s membership in ANSAC effective as of the end of day on December 31, 2020, ANSAC is no longer an affiliate of the Partnership. All mining and processing activities of Ciner Wyoming take place in one facility located in the Green River Basin of Wyoming.

Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the United States Securities and Exchange Commission on March 16, 2021. There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2021 from those disclosed in the 2020 Annual Report.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our production is considered “essential” COVID-19 continued to disrupt our customers and customer segments, which had a negative impact on the demand for our products which adversely affected our operations. As of March 31, 2021, as we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weaker than pre-COVID-19 levels, our business, financial condition and results of operations may be further materially and adversely impacted.

Subsequent Events

We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements and Securities and Exchange Commission Rules
Securities and Exchange Commission Rules
On October 31, 2018, the SEC issued a final rule that amends the current disclosure regime for SEC registrants with material mining operations. Among the final rule’s amendments is the addition of Subpart 1300 to SEC Regulation S-K. The purpose of the amendments is to provide investors with more comprehensive information while aligning the SEC’s disclosure requirements with the global regulatory standards outlined by the Committee for Mineral Reserves International Reporting Standards, which is commonly referred to as “CRIRSCO.” When assessing the materiality of mining operations to determine whether disclosures are required, registrants must consider operations in the aggregate (including all mining properties irrespective of the current stage of development or operation) and evaluate both quantitative and qualitative factors. Registrants must comply with the revised requirements for their first fiscal year beginning on or after January 1, 2021. Further, the disclosures required under the final rule must be supported by the work of a qualified person, such as a mine engineer. When a registrant first reports mineral reserves or resources, or makes a material change to such disclosures, it must file a technical report summary supporting the disclosure. Developing this detailed disclosure information (e.g., by using an expert) and maintaining appropriate disclosure controls and procedures over it will require significant time, resources, and effort. The Partnership continues to evaluate the impact this guidance will have on its disclosures in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition) are in the scope of ASC 848. The amendments also clarify other aspects of the guidance in ASC 848 and addresses the effects of the cash compensation adjustment provided in the discounting transition on certain aspects of hedge accounting. The guidance in ASC 848 also allows entities to make a one-time election to sell and/or transfer to available for sale or trading any held-to-maturity debt securities that refer to an interest rate affected by reference rate reform and were classified as held to maturity before January 1, 2020. The original guidance and the recently issued ASU are effective as of their issuance dates. The relief provided is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, the FASB has indicated that it will revisit the sunset date in ASC 848 after the LIBOR administrator makes a final decision on a phaseout date. The LIBOR administrator recently extended the publication of the overnight and the one-, three-, six- and 12-month USD LIBOR settings through June 30, 2023, when many existing contracts that reference LIBOR will have expired. The Partnership continues to evaluate ASU 2021-01 but does not expect a material impact to the Partnership’s consolidated financial statements.
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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Anti-dilutive units outstanding were immaterial for both the three months ended March 31, 2021 and 2020.
The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended March 31,
(In millions, except per unit data)	2021	2020
Numerator:
Net income attributable to Ciner Resources LP	$2.4	$6.7
Less: General partner’s interest in net income	—	0.1
Total limited partners’ interest in net income	$2.4	$6.6

Denominator:
Weighted average limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.7	19.7
Weighted average limited partner units outstanding (diluted)	19.8	19.7

Net income per limited partner units:
Net income per limited partner unit (basic)	$0.12	$0.34
Net income per limited partner unit (diluted)	$0.12	$0.34
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Net income attributable to common unitholders:
Distributions(1)	$—	$6.7
Undistributed earnings (Distributions) in excess of net income	2.4	(0.1)
Common unitholders’ interest in net income	$2.4	$6.6

(1) Distributions declared per limited partner unit for the period	$—	$0.340
Quarterly Distribution
Our general partner has considerable discretion in determining the amount of available cash, the amount of distributions and the decision to make any distribution. Although our partnership agreement requires that we distribute all of our available cash quarterly, there is no guarantee that we will make quarterly cash distributions to our unitholders, and we have no legal obligation to do so.
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
Each of the board of managers of Ciner Wyoming and the board of directors of our general partner has approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%
3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2021	December 31, 2020
Raw materials	$11.4	$9.9
Finished goods	8.7	13.4
Stores inventory	9.5	10.2
Total	$29.6	$33.5

4. DEBT
Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	March 31, 2021	December 31, 2020
Ciner Wyoming Equipment Financing Arrangement with maturity date of March 26, 2028, fixed interest rate of 2.479%	$26.8	$27.6
Ciner Wyoming Credit Facility, secured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.50% and 2.25% as of March 31, 2021 and December 31, 2020, respectively	122.5	102.5
Ciner Resources Credit Facility, secured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.25% as of December 31, 2020	—	1.0
Total debt	149.3	131.1
Current portion of long-term debt	3.0	3.0
Total long-term debt	$146.3	$128.1
Aggregate maturities required on long-term debt as of March 31, 2021 are due in future years as follows:

(In millions)	Amount
2021	2.3
2022	125.6
2023	3.2
2024	3.3
2025	3.3
Thereafter	11.8
Total	$149.5
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

•    shall be payable by Ciner Wyoming to the Equipment Financing Lender in 96 consecutive monthly installments of principal and interest commencing on April 26, 2020 and continuing thereafter until the maturity date of the Initial Secured Note, which shall be in the amount of approximately $307,000 for the first 95 monthly installments and approximately $4,307,000 for the final monthly installment; and
•    entitles Ciner Wyoming to prepay all (but not less than all) of the outstanding principal balance of the Initial Secured Note (together with all accrued interest and other charges and amounts owed thereunder) at any time after one (1) year from the date of the Initial Secured Note, subject to Ciner Wyoming paying to the Equipment Financing Lender an additional prepayment amount determined by the amount of principal balance prepaid and the date such prepayment is made.
In connection with the Second Ciner Wyoming Amendment (as defined below), the Master Agreement was amended to incorporate, among other things, the modified covenants set forth in the Second Ciner Wyoming Amendment related to consolidated leverage ratios of Ciner Wyoming.
Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement as of March 31, 2021 was $27.0 million ($26.8 million net of financing costs).
In connection with the event of default (the “Facilities Agreement Default”) under the Facilities Agreement (as defined below) that arose in February 2021 (as defined and described below in the WE Soda and Ciner Enterprises Facilities Agreement section), Ciner Wyoming entered into a second amendment to the Master Agreement (the “Second Amendment to the Master Agreement”) on March 5, 2021. Such amendment modified the definition of change of control under the Master Agreement in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders foreclosing on certain equity interests in Ciner Holdings (the “Equity Default Remedy”) as a remedy for the Facilities Agreement Default, or as a remedy for future events of default under the Facilities Agreement. Management is not aware of any current circumstances that would result in an event of default under the Ciner Wyoming Equipment Financing Arrangement in the next twelve months. As of March 31, 2021, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement, as amended.
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
The Ciner Wyoming Credit Facility contains events of default customary for transactions of this nature, including (i) failure to make payments required under the Ciner Wyoming Credit Facility, (ii) failure to comply with covenants and financial ratios in the Ciner Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against Ciner Wyoming and (v) the occurrence of a default under any other material indebtedness Ciner Wyoming may have. Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of the Ciner Wyoming Credit Facility, the administrative agent shall, at the request of the Required Lenders (as defined in the Ciner Wyoming Credit Facility), or may, with the consent of the Required Lenders, terminate all outstanding commitments under the Ciner Wyoming Credit Facility and may declare any outstanding principal of the Ciner Wyoming Credit Facility debt, together with accrued and unpaid interest, to be immediately due and payable.
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
In connection with the Facilities Agreement Default, Ciner Wyoming entered into a Third Amendment to the Ciner Wyoming Credit Facility (the “Third Amendment”) in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders exercising the Equity Default Remedy as a remedy for the Facilities Agreement Default, or a future event of default under the Facilities Agreement. Such amendment (i) modified the definition of change of control to exclude any change in control that could arise from lender actions under the Facilities Agreement relating to any events of default under the Facilities Agreement; (ii) reduced the leverage ratio to 3.00 to 1.00 for the quarter ended June 30, 2021 and each fiscal quarter thereafter (from amendments prior to the Third Amendment, a leverage ratio of 4.50 to 1.0 or lower was required for the quarter ended March 31, 2021 and an interest coverage ratio of not less than 3.00 to 1.0 is required); and (iii) added a covenant that any borrowings under the Wyoming Credit Facility are secured by substantially all of Ciner Wyoming’s personal property, subject to certain exclusions. Management is not aware of any current circumstances that would result in an event of default under the Ciner Wyoming Credit Facility in the next twelve months. As of March 31, 2021, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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

On March 8, 2021, the Partnership terminated the Ciner Resources Credit Facility; the Partnership repaid in full its obligations thereunder.
WE Soda and Ciner Enterprises Facilities Agreement
Ciner Enterprises, the entity that indirectly owns and controls the Partnership, has a credit agreement and certain related finance documents, to which WE Soda and Ciner Enterprises (as borrowers), and KEW Soda, WE Soda, WE Soda Kimya Yatırımları Anonim Şirketi, Ciner Kimya Yatırımları Sanayi ve Ticaret Anonim Şirketi, Ciner Enterprises, Ciner Holdings and Ciner Corp (as original guarantors and together with the borrowers, the “Ciner Obligors”), are parties (as amended and restated or otherwise modified, the “Facilities Agreement”). The Facilities Agreement expires on August 1, 2025.
Even though neither we nor Ciner Wyoming are a party or a guarantor under the Facilities Agreement while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders, whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent certain transactions (including loans) with our affiliates, including such transactions that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement, (iii) restrict the amount of our capital expenditures if certain ratios are not achieved by the Ciner Obligors thereunder and (iv) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement. Based on the Ciner Obligors’ applicable ratios currently, the Partnership’s expansion capital expenditures are prohibited until the Ciner Obligors’ applicable ratios are at specified levels pursuant to the Facilities Agreement.
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
In February 2021, Ciner Wyoming was informed that an event of default under the Facilities Agreement arose and that the Ciner Obligors were working with the Facilities Agreement lenders to resolve this Facilities Agreement Default. Absent resolution, the Facilities Agreement lenders have the right to foreclose on the equity interest in Ciner Holdings. In order to prevent an event of default under each of the Ciner Wyoming Debt Agreements, which could have otherwise resulted from the Facilities Agreement lenders exercising their Equity Default Remedy, Ciner Wyoming entered into the Second Amendment to the Master Agreement and the Third Amendment to the Ciner Wyoming Credit Facility to modify the related definitions of change of control as described above. Furthermore, we terminated the Ciner Resources Credit Facility and repaid in full our obligations thereunder. As of March 31, 2021 WE Soda and Ciner Enterprises were not in compliance with the Facilities Agreement; however, effective April 19, 2021 they secured a waiver subject to satisfaction of certain conditions that must be fulfilled by June 30, 2021.
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2021	December 31, 2020
Reclamation reserve	$7.4	$7.3
Derivative instruments and hedges, fair value liabilities and other	1.2	1.4
Total	$8.6	$8.7
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2021	December 31, 2020
Beginning reclamation reserve balance	$7.3	$5.7
Accretion expense	0.1	0.3
Reclamation adjustments (1)	—	1.3
Ending reclamation reserve balance	$7.4	$7.3

(1) The reclamation costs are periodically evaluated for adjustments by the Wyoming Department of Environmental Quality. See Note 9 “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” for additional information on our reclamation reserve, including changes to the underlying reclamation obligation that has resulted in the asset retirement obligation reclamation adjustment.
6. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the Pension Plan (the “Retirement Plan”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. The Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plan had a net liability balance of $53.1 million and $55.1 million as of March 31, 2021 and December 31, 2020, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plan’s net periodic pension benefits for the three months ended March 31, 2021 and 2020 were a benefit of $0.8 million and $0.4 million, respectively. The increase in the amount of benefit recognized during the three months ended March 31, 2021 was driven by asset changes from the prior period.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the three months ended March 31, 2021 and 2020 were $1.6 million and $1.6 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees hired prior to May 1, 2017 are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The Ciner Corp post-retirement plan had a net unfunded liability of $13.0 million and $13.1 million as of March 31, 2021 and December 31, 2020, respectively.
The Partnership’s allocated portion of postretirement costs for the three months ended March 31, 2021 and 2020 were $0.2 million and $0.2 million, respectively.
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of March 31, 2021, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2021, and  2020, respectively.
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
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	21,937	$17.57	55,454	$20.33
Vested	(12,249)	18.46	(27,810)	22.94
Unvested at the end of the period	9,688	$16.45	27,644	$17.71

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	7,678	$41.53	20,173	$41.79
Vested	(7,678)	41.53	(9,058)	42.21
Unvested at the end of the period	—	$—	11,115	$41.59

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
The following table presents a summary of activity on the 2019 Performance Unit Awards for the period:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	29,057	$16.45	35,908	$16.45
Unvested at the end of the period	29,057	$16.45	35,908	$16.45

(1)Determined by dividing the weighted average price per common unit on the date of grant.

Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance-based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.2	0.96	$0.5	1.76
TR Performance Unit Awards	—	—	0.1	0.84
2019 Performance Unit Awards	0.1	0.84	0.3	1.84
Total	$0.3		$0.9

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive income as of March 31, 2021 and December 31, 2020, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance as of December 31, 2020	$—
Other comprehensive income before reclassification	0.9
Amounts reclassified from accumulated other comprehensive loss	(0.1)
Net current period other comprehensive income	0.8
Balance as of March 31, 2021	$0.8

Other Comprehensive Income (Loss)
Other comprehensive income (loss), including the portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized gains (loss) on derivative financial instruments.
The components of other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2021	2020
Unrealized gain (loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.3	$(1.0)
Mark to market adjustment on natural gas forward contracts	1.2	(1.1)
Income (loss) on derivative financial instruments	$1.5	$(2.1)

Reclassifications for the period
The components of other comprehensive (loss) income, attributable to Ciner Resources LP, that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2021	2020
Details about other comprehensive (loss) income components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$—	Interest expense
Natural gas forward contracts	(0.2)	0.4	Cost of products sold
Total reclassifications for the period	$(0.1)	$0.4
9. COMMITMENTS AND CONTINGENCIES
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of such proceedings and whether any damages resulting from them will be covered by insurance.

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

10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Agreements and transactions with affiliates collectively have a significant impact on the Partnership’s financial statements because the Partnership is a subsidiary in a global group structure. Agreements directly between the Partnership and other affiliates, or indirectly between affiliates that the Partnership does not control, can have a significant impact on recorded amounts or disclosures in the Partnership's financial statements, including any commitments and contingencies between the Partnership and affiliates, or potentially, third parties.
Ciner Corp was the exclusive sales agent for the Partnership and through its membership in ANSAC, through December 31, 2020, Ciner Corp has responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Through December 31, 2020, ANSAC served as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. ANSAC operated on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. As previously disclosed as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, effective as of the end of day on December 31, 2020, Ciner Corp exited ANSAC (the “ANSAC termination date”). In connection with the exit settlement agreement with ANSAC, among other things, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp continues to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and also purchases a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery. For the three months ended March 31, 2021, the total charges for export sales, marketing and logistic services obtained from other Ciner affiliates were approximately $0.2 million.
Historically, by design and prior to Ciner Corp’s exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the year ended December 31, 2020, accounting for 45.4%, of our net sales. Although ANSAC has historically been our largest customer, the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity appears to be limited. We made this determination primarily based upon the belief that we would continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we have been able to adequately replace these net ANSAC sales. Since January 1, 2021, Ciner Corp has been managing the Partnership’s sales and marketing activities for exports. Ciner Corp has leveraged the distributor network established by Ciner Group and independent third-party distribution partners to optimize our reach into each market.
As a result of terminating Ciner Corp’s membership in ANSAC, ANSAC is no longer an affiliate of the Partnership as of the ANSAC termination date.
Post-ANSAC International Export Capabilities
In accordance with the ANSAC Early Exit Agreement, Ciner Corp began marketing soda ash on our behalf directly into international markets and building its international sales, marketing and supply chain infrastructure. We now have access to utilize the distribution network that has already been established by the global Ciner Group. We believe that by having the option of combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s strategic exit from ANSAC has helped us leverage global Ciner Group’s, the world’s largest natural soda ash producer, soda ash operations which we expect will improve our ability to optimize our market share both domestically and internationally. Being able to work with the global Ciner Group provides us with the opportunity to better attract and more efficiently serve larger global customers. In addition, the Partnership is working to enhance its international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are being developed by an affiliated company and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.
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
As a result of terminating Ciner Corp’s membership in ANSAC, ANSAC is no longer an affiliate of the Partnership as of the ANSAC termination date. The following tables include transactions with ANSAC as an affiliate for the three months ended March 31, 2020 prior to the ANSAC termination date on December 31, 2020. The transactions with ANSAC for the three months ended March 31, 2021 are reported as non-affiliate transactions.
The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Ciner Corp	$3.6	$3.5
ANSAC (1)	N/A	0.6
Total selling, general and administrative expenses - affiliates	$3.6	$4.1

(1) ANSAC allocated its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
ANSAC	N/A	$54.0
Total net sales to affiliates	N/A	$54.0

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC (1)	N/A	$41.9	N/A	$0.2
Ciner Corp	46.9	44.6	1.8	2.6
Other	—	—	—	0.1
Total	$46.9	$86.5	$1.8	$2.9

(1) As of March 31, 2021, $3.9 million is outstanding out of $41.9 million accounts receivable from ANSAC as of December 31, 2020.

11. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Domestic	$66.3	$55.2
International
ANSAC	27.5	54.0
Other	34.0	5.2
Total International	61.5	59.2
Total net sales	$127.8	$114.4

12. FAIR VALUE MEASUREMENTS
Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their fair value because of the nature of such instruments. Our long-term debt and derivative financial instruments are measured at their fair values with inputs based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of three individual $12.5 million swaps with an aggregate notional value of $37.5 million at both March 31, 2021 and December 31, 2020. The swaps outstanding as of March 31, 2021 have various maturities through 2023.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $23.0 million and $25.9 million as of March 31, 2021 and December 31, 2020, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations as of March 31, 2021 and December 31, 2020:

		Assets			Liabilities
		March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—	$—	Accrued Expenses	$0.1	$0.2
Natural gas forward contracts - current	Other current assets	2.3	1.4	Accrued Expenses	0.4	0.7
Interest rate swap contracts - non current		—	—	Other non-current liabilities	0.9	1.1
Natural gas forward contracts - non-current	Other non-current assets	0.8	0.9	Other non-current liabilities	0.1	0.2
Total fair value of derivatives designated as hedging instruments		$3.1	$2.3		$1.5	$2.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.
13. SUBSEQUENT EVENTS
Suspension of Distributions
Effective May 3, 2021, the board of managers of Ciner Wyoming unanimously approved a continuation of the suspension of quarterly distributions to the members of Ciner Wyoming. Effective May 3, 2021, in connection with the quarterly distribution for the quarter ended March 31, 2021, each of the members of the board of directors of our general partner approved a continuation of the suspension of quarterly distributions to our unitholders in order to increase financial and liquidity flexibility as the COVID-19 pandemic continues.
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
Cautionary Statements Regarding Forward-Looking Statements
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute “forward-looking statements” within the meaning of the United States securities laws. Forward-looking statements include the information concerning our possible or assumed future results of operations, reserve estimates, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “may,” “will,” “could,” “should,” or the negative of these terms or similar expressions. Examples of forward-looking statements include, but are not limited to, statements concerning cash available for distribution and future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. We have based our forward-looking statements on management’s beliefs and assumptions and on information currently available to us.
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
•the impact of the ANSAC exit and our transition to the utilization of Ciner Group’s global distribution network for some of our export operations beginning on January 1, 2021;
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
•our ability to reinstate distributions in the future; and
•other business risks affecting our cash levels.
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
References
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “CINR,” “Ciner Resources,” “we,” “our,” “us,” or like terms refer to Ciner Resources LP and its consolidated subsidiary, Ciner Wyoming LLC, which is referred to herein as “Ciner Wyoming”. References to “our general partner” or “Ciner GP” refer to Ciner Resource Partners LLC, the general partner of Ciner Resources LP and a direct wholly-owned subsidiary of Ciner Wyoming Holding Co. (“Ciner Holdings”), which is a direct wholly-owned subsidiary of Ciner Resources Corporation (“Ciner Corp”). Ciner Corp is a direct wholly-owned subsidiary of Ciner Enterprises Inc. (“Ciner Enterprises”), which is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers, including American Natural Soda Ash Corporation (“ANSAC”), which was an affiliate for export sales in 2020. As a result of terminating Ciner Corp’s membership in ANSAC, effective as of the end of day on December 31, 2020, ANSAC is no longer an affiliate of the Partnership.
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
Recent Developments
COVID-19
The global COVID-19 pandemic continues to cause certain disruptions to the economy throughout the world, including the United States and markets to which our products have historically been exported. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Vaccines for COVID-19 became first available on a limited basis in late December 2020. They are becoming more available globally and all U.S. adults are now eligible for the vaccine.
Our Response to COVID-19

We continue to closely monitor the impact of the outbreak of COVID-19 and all governmental actions in response thereto on all aspects of our business, including how it impacts our customers, employees, supply chain, distribution network and cash flows. We have taken strong proactive steps to keep the safety of our team and their families as the priority. We have been executing and continue to execute a comprehensive plan to help prevent the spread of the virus in our work locations and it appears to be having a positive impact. This plan includes multiple layers of protection for our employees, including but not limited to, social distancing, working from home for certain employees, splitting shifts, increased sanitation, restricted contractor and visitor access, temperature checks on all contractors and third-party vendors, travel restrictions, mask wearing requirements, and daily communication with our teams. We have conducted proactive quarantining and contact tracing from the early days of this pandemic and require self-reporting of any illness, in addition to a company doctor, weekly status meetings, tracking local resources, and industry wide efforts. We have also prepared strong contingency plans for all our operations with specific actions based on absentee rates. While we have not utilized any such plans to date as they have not been needed, they are continuously refined in case needed. As COVID-19 vaccines become more broadly available, we encourage employees to get vaccinated. We anticipate a re-opening of societies when the virus plateaus and diminishes, and we have completed re-entry plans to implement as they become appropriate. We are relying on science and data to guide our decisions related to COVID-19. Our focus prior to and during this pandemic has been the safety of our teams and this will continue to be our priority as we scale our operations back to normal as the data guides us to do so. We continue to actively monitor and adhere to applicable local, state, federal, and international governmental guideline actions to better ensure the safety of our employees.
The impact of COVID-19
In the first half of 2020 and primarily in the beginning of the second quarter of 2020, we saw a decline in demand due to the COVID-19 pandemic adversely impacting our sales and production volume, and price per ton; but, in the second half of 2020, we saw the signs of recovery on our operations domestically as well as internationally in the form of increased global demand, notwithstanding certain pricing pressure. We experienced fluctuations in quarter over quarter soda ash volume sold of 4.4% decline, 35.7% decline, 26.7% increase, and 9.5% increase in the first, second, third and fourth quarters of 2020, compared to the immediately preceding quarter respectively. During the first quarter of 2021, we saw continued recovery in both domestic and international business. The soda ash volume sold in the first quarter of 2021 increased 21.7% over the fourth quarter of 2020.
Although the number of individuals who have been vaccinated has increased, certain states and countries have again begun to see a plateau or upward daily trend of new COVID-19 confirmed cases. At this time, we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, and the potential negative financial impact to our results cannot be reasonably estimated but could be material. We are actively managing the business to maintain cash flow, and we believe we have enough liquidity to meet our anticipated liquidity requirements.
For the three months ended March 31, 2021, we have incurred $0.6 million in costs directly related to COVID-19 primarily in the form of costs related to employee safety and retention and additional inventory storage and logistics costs. For the three months ended March 31, 2020, however, we incurred no such costs directly related to COVID-19.
Termination of Membership in ANSAC
As previously disclosed as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, effective as of the end of day on December 31, 2020, Ciner Corp exited ANSAC. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through this transition, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
Although ANSAC has historically been our largest customer, we anticipate that the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity is limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with more direct access and better control of our international customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will adequately replace these net ANSAC sales. Since January 1, 2021, Ciner Corp has managed the Partnership’s sales and marketing activities for exports with the ANSAC exit being complete. Ciner Corp has leveraged the distributor network established by Ciner Group and independent third-party distribution partners to optimize our reach into each market.
Suspension of Distributions
Our general partner has considerable discretion in determining the amount of available cash, the amount of distributions and the decision to make any distribution. Although our partnership agreement requires that we distribute all of our available cash quarterly, there is no guarantee that we will make quarterly cash distributions to our unitholders, and we have no legal obligation to do so.

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
Each of the board of managers of Ciner Wyoming and the board of directors of our general partner has approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic.
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
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near- and mid-term, we expect that COVID-19 will continue to have a certain impact across a variety of our customers and customer segments which will have a negative impact on demand for our products. Our international demand was impacted the most as different countries continue to deal with different levels of the outbreak and shutdowns, but showed signs of recovery internationally during the second half of 2020. The soda ash volume sold to domestic customers increased 24.7% and 8.7% in the third quarter and the fourth quarter of 2020 compared to the second and third quarter of 2020, respectively. The soda ash volume sold to international customers increased 28.4% and 10.1% in the third quarter and the fourth quarter of 2020 compared to the second and third quarter of 2020, respectively. The soda ash volume sold to international customers increased 23.8% in the first quarter of 2021 compared to the fourth quarter of 2020. While we continue to see signs of recovery from the COVID-19 related impact on our industry, we have yet to recover to pre-COVID-19 levels especially for international sales. During the first quarter of 2021, the soda ash volume sold to domestic customers and international customers was 32.9% higher and 5.1% lower, respectively than that of the first quarter of 2020. We have been able to utilize the flexibility of our production assets to adjust to the COVID-19 uncertainties and customers’ demands, but the Partnership may experience declines in the near- and mid-term if the COVID-19 pandemic worsens.
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
International Export Capabilities
As previously disclosed, Ciner Corp exited ANSAC, effective as of the end of day on December 31, 2020 as part of its strategic initiative to gain more direct access to and better control of international customers and logistics, and to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer. In connection with the settlement agreement with ANSAC, Ciner Corp will continue to sell in 2021 and 2022, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. Through this transition, the Partnership has, amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
Although ANSAC has historically been our largest customer, we anticipate that the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity is limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with more direct access and better control of our international customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, we believe we will adequately replace these net ANSAC sales. Since January 1, 2021, Ciner Corp has managed the Partnership’s sales and marketing activities for exports with the ANSAC exit being complete. Ciner Corp has leveraged the distributor network established by Ciner Group and independent third-party distribution partners to optimize our reach into each market.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, particularly natural gas, has been relatively low in recent years, and, despite the historic volatility of natural gas prices, we believe that we will continue to benefit from relatively low prices in the near future. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. We completed the construction of a new natural gas-fired turbine co-generation facility and started its operation in March 2020. The facility is designed to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility in a normal production environment, is expected to save us approximately $3.0 million to $4.0 million annually in energy costs.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.65: 1.0 and 1.53: 1.0 for the three months ended March 31, 2021 and 2020, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Delivery costs to most domestic customers and ANSAC primarily relate to rail freight services. Some domestic customers may elect to arrange their own freight and logistic services. Delivered costs to non-ANSAC international customers primarily consists of both rail freight services to the port of embarkation and the additional ocean freight to the port of disembarkation. With our exit from ANSAC, as we expected, our gross freight costs and related sales prices have increased as a result of our directly managing our international operations, including ocean freight export logistics.
We utilize one railroad company for the majority of the domestic rail freight services that we receive. For the three months ended March 31, 2021, we shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. Our plant receives rail service exclusively from the railroad company and shipments by rail accounted for over 60% and over 80% of our total freight costs for the three months ended March 31, 2021 and 2020, respectively. The decrease in the percentage of freight that is related to the railroad company is due primarily to the increased ocean freight associated with the start up in the three months ended March 31, 2021 of direct international sales and their respective delivery locations. Our agreement with the railroad company expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to us or at all.
If we do not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, we must pay the railroad company a shortfall payment under the terms of our transportation agreement. For the three months ended March 31, 2021, we assisted the majority of our domestic customers in arranging their freight services. During 2020 and the three months ended March 31, 2021, we had no shortfall payments and do not expect to make any such payments in the future. In addition, for the three months ended March 31, 2021 we had one additional company that represented more than 10% of our freight costs.
Net Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when we satisfy the performance obligation defined in the contract with the customer. The performance obligation for domestic sales is typically met when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset. The time at which delivery and transfer of title occurs, for the majority of our contracts with customers, is the point when the product leaves our facilities, thereby rendering our performance obligation fulfilled. Since January 1, 2021, sales to ANSAC have been fulfilled when delivered to ANSAC facilities. The performance obligation for international sales is typically satisfied when goods are loaded onto the vessel for shipment at the port of loading. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Ciner Corp. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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
Energy. A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $5.70. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three months ended March 31, 2021 and 2020 were $3.01 and $2.22 per MMBtu, respectively. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next four years. During the first quarter of 2020, we completed the construction of a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. The new co-generation facility in a normal production environment is expected to provide us with a savings of approximately $3.0 million to $4.0 million annually in energy costs.
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various benefit plans offered and administered by Ciner Corp.
Royalties. During the three months ended March 31, 2021, we paid royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility. We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with a predecessor in interest to Sweetwater Royalties LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduces the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. Due to the rate reduction on our mineral leases with the U.S. Government, our savings on royalty fees has been approximately $1.6 million based on our mining operations in the three months ended March 31, 2021.
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. Until December 31, 2020, selling, general and administrative expenses incurred by ANSAC on our behalf were allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC. Pursuant to the ANSAC Exit agreement, we incur a fixed rate of selling, general, and administrative expense for each ton we sell to ANSAC. The Partnership has a Services Agreement (the “Services Agreement”), with our general partner and Ciner Corp. Pursuant to the Services Agreement, Ciner Corp provides the Partnership with certain corporate, selling, marketing, and general and administrative services. In return the Partnership pays Ciner Corp an annual management fee, subject to quarterly adjustments, and reimburses Ciner Corp for certain third-party costs incurred in connection with providing such services. In addition, under the joint venture agreement governing Ciner Wyoming, Ciner Wyoming reimburses us for employees who operate our assets and for support provided to Ciner Wyoming.
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

First Quarter 2021 Financial Highlights:
•Net sales of $127.8 million increased 11.7% for the three months ended March 31, 2021 from $114.4 million for the three months ended March 31, 2020. The overall improvement in soda ash sales volume for the three months ended March 31, 2021 was attributable to global recovery of soda ash demand from the impact of COVID-19. We have seen our export volume steadily increase since the second quarter of 2020. We operated closer to full production capacity in the first quarter of 2021 for the first time since the COVID-19 pandemic started. Sales prices in the three months ended March 31, 2021 have not fully recovered to pre-pandemic levels.
•Soda ash volume produced decreased 4.7% from the prior-year first quarter, and soda ash volume sold increased 8.5% from the prior-year first quarter. During the first quarter of 2021, the volume sold increased due to certain soda ash market’s recovery from COVID-19 pandemic.
•Net income of $5.6 million decreased $8.6 million from the prior-year first quarter. The decrease is primarily due to a change in new customer mix including new customers with lower margin which was still impacted by the overall global soda ash pricing not yet fully recovered to the pre-COVID-19 level in the first quarter of 2020.
•Adjusted EBITDA of $15.7 million decreased 29.9% from the prior-year first quarter. The decrease is primarily due to a change in new customer mix including new customers with lower margin which was still impacted by the overall global soda ash pricing not yet fully recovered to the pre-COVID-19 level in the first quarter of 2020.
•Basic earnings per unit of $0.12 for the quarter decreased 64.7% over the prior-year first quarter of $0.34.
•Net cash used in operating activities of $6.4 million decreased 138.3% over prior-year first quarter net cash provided in operating activities of $16.7 million.
•Distributable cash flow of $4.7 million decreased 47.8% compared to the prior-year first quarter.
•The distribution coverage ratio was not applicable and 1.32 for the three months ended March 31, 2021 and 2020, respectively. There were no distributions in the first quarter of 2021.

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
The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In millions, except for operating and other data section)	2021	2020
Net sales:
Sales—affiliates	$—	$54.0
Sales—others	127.8	60.4
Net sales	$127.8	$114.4
Operating costs and expenses:
Cost of products sold	106.6	86.6
Depreciation, depletion and amortization expense	8.7	6.5
Selling, general and administrative expenses—affiliates	3.6	4.1
Selling, general and administrative expenses—others	2.0	1.7
Total operating costs and expenses	120.9	98.9
Operating income	6.9	15.5
Interest expense	(1.3)	(1.3)
Total other expense, net	(1.3)	(1.3)
Net income	5.6	14.2
Net income attributable to non-controlling interest	3.2	7.5
Net income attributable to Ciner Resources LP	$2.4	$6.7

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,066.9	1,042.7
Ore to ash ratio(1)	1.65: 1.0	1.53: 1.0
Ore grade(2)	85.1%	86.7%
Soda ash volume produced (thousands of short tons)	648.0	680.2
Soda ash volume sold (thousands of short tons)	719.9	663.7
Adjusted EBITDA(3)	$15.7	$22.4

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

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Three Months Ended March 31,		Percent Increase (Decrease)
(Dollars in millions, except for average sales price data)	2021	2020	2021 vs 2020
Net sales:
Domestic	$66.3	$55.2	20.1%
International	61.5	59.2	3.9%
Total net sales	$127.8	$114.4	11.7%
Sales volumes (thousands of short tons):
Domestic	315.4	237.4	32.9%
International	404.5	426.3	(5.1)%
Total soda ash volume sold	719.9	663.7	8.5%
Average sales price (per short ton) (1)
Domestic	$210.21	$232.52	(9.6)%
International	$152.04	$138.87	9.5%
Average	$177.52	$172.37	3.0%
Percent of net sales:
Domestic net sales	51.9%	48.3%	7.5%
International net sales	48.1%	51.7%	(7.0)%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	43.8%	35.8%	22.3%
International volume	56.2%	64.2%	(12.5)%
Total percent of volume sold	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
Consolidated Results
Net sales. Net sales increased by 11.7% to $127.8 million for the three months ended March 31, 2021 from $114.4 million for the three months ended March 31, 2020, primarily driven by an increase in soda ash volumes sold of 8.5% due to higher domestic demand for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The overall improvement in soda ash sales volume for the three months ended March 31, 2021 was attributable to global recovery of soda ash demand from the impact of COVID-19. We have seen our export volume steadily increase since the second quarter of 2020. We operated closer to full production capacity in the first quarter of 2021 for the first time since the COVID-19 pandemic started. Sales prices in the three months ended March 31, 2021 have not fully recovered to pre-pandemic levels.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 23.8% to $115.3 million for the three months ended March 31, 2021 from $93.1 million for the three months ended March 31, 2020, which were primarily due to increases in ocean freight cost for the international sales. The increase in ocean freight cost resulted from a volatile vessel market impacted by the disruptions in the recent global supply chains.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 3.4% to $5.6 million for the three months ended March 31, 2021, compared to $5.8 million for the three months ended March 31, 2020. The decrease was driven primarily by the decrease in the equity base compensation expenses and in the three months ended March 31, 2020 we recognized larger accounts receivable credit loss expense due to credit concerns related to certain customers that were negatively impacted by the onset of COVID-19. We incurred $0.4 million of accounts receivable credit loss expense for the first quarter of 2020 but no such expense for the first quarter of 2021.
Operating income. Operating income decreased by 55.5% to $6.9 million for the three months ended March 31, 2021 from $15.5 million for the three months ended March 31, 2020. The decrease is primarily due to a change in new customer mix including new customers with lower margin which was still impacted by the overall global soda ash pricing not yet fully recovered to the pre-COVID-19 level in the first quarter of 2020.

Net income. As a result of the foregoing, net income decreased by 60.6% to $5.6 million for the three months ended March 31, 2021, from $14.2 million for the three months ended March 31, 2020.
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
Our sources of liquidity include:
•cash generated from our operations of which we had cash on hand of $2.7 million as of March 31, 2021;
•approximately $102.5 million ($225.0 million, less $122.5 million outstanding) is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined herein) as of March 31, 2021 (during the three months ended March 31, 2021, the Ciner Wyoming Credit Facility experienced repayments of $15.0 million, offset by borrowings of $35.0 million); and
We continue to analyze all aspects of our spending in order to maintain liquidity at levels we believe are necessary. We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement (as defined herein). We are planning to refinance the Ciner Wyoming Credit Facility in the third quarter before it will be classified in short term liabilities. We are closely reviewing maintenance capital expenditures at our Wyoming facility to adequately maintain the physical assets at the Wyoming facility. In addition, we are subject to business and operational risks that could adversely affect our cash flow, access to borrowings under the Ciner Wyoming Credit Facility, and ability to make monthly installment payments under the Ciner Wyoming Equipment Financing Arrangement. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
We are actively managing the business to maintain cash flow and we believe we have taken steps to have adequate liquidity to meet our anticipated requirements during the COVID-19 pandemic. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material to the Partnership. We believe our existing liquidity, the steps we have taken to strengthen our financial position and the suspension of our quarterly distributions since the second quarter of 2020, provide the financial flexibility and sufficient liquidity to run our business effectively. We will review and, when appropriate, adjust our overall approach to capital allocation and liquidity as we know more about how the post-pandemic recovery will unfold. See Part I, Item 2, Overview, “Recent Developments,” for more information.
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2021, we had a working capital balance of $129.4 million as compared to a working capital balance of $109.3 million as of December 31, 2020. The primary driver for the increase in our working capital balance was due to the startup of direct sales to international customers who typically have longer payment terms compared to the recent payment history from ANSAC, which, prior to December 31, 2020, managed international sales for the Partnership.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality
We have historically been subject to a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we committed to pay directly for reclamation costs. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and required us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020. We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount $36.2 million, which was also the amount of our obligation as of December 31, 2020. After we secured the Surety Bond, the previous Self-Bond Agreement was terminated. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond has been immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division. As a result of the most recent such periodic re-evaluation, the Surety Bond amount was increased to $41.8 million effective March 1, 2021. For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors--Risks Inherent in our Business and Industry--Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.
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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended March 31,
(In millions)	2021	2020
Capital Expenditures:
Maintenance	$7.5	$6.5
Expansion (1)	0.3	5.1
Total	$7.8	$11.6

(1)These capital expenditures for expansion in the three months ended March 31, 2021 were allowed as they are not in the scope of the capital expenditure restrictions defined in the Facilities Agreement.
During the three months ended March 31, 2021, capital expenditures decreased $3.8 million as compared to the three months ended March 31, 2020. The decrease was primarily driven by decreases in expansion capital expenditures because of the completion of our new co-generation facility, which became operational in March 2020. The decrease was partially offset by the continued increase of maintenance capital expenditures at our Wyoming facility to both adequately maintain the facility’s physical assets and to improve its operational reliability.
Green River Expansion Project
We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million tons of soda ash per year or up to approximately 135% of the last five-year average of soda ash produced per year. We have conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost and market analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, as well as the COVID-19 pandemic’s negative impact on our financial results, we have re-prioritized the timing of the significant expenditure items in order to increase financial and liquidity flexibility until we have more clarity and visibility into the ongoing impact of the COVID-19 pandemic on our business. The timing of the new Green River Expansion Project as well as any other expansion capital expenditures may be impacted by certain performance ratios requirements of the Ciner Obligors’ Facilities Agreement. Based on the Ciner Obligors’ applicable ratios as of December 31, 2020 and March 31, 2021 certain of our expansion capital expenditures are prohibited until the Ciner Obligors’ applicable ratios are at acceptable levels pursuant to the Facilities Agreement. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2021	2020
Cash provided by (used in):
Operating activities	$(6.4)	$16.7	(138.3)%
Investing activities	$(5.4)	$(12.9)	(58.1)%
Financing activities	$14.0	$32.7	(57.2)%
Operating Activities
Our operating activities during the three months ended March 31, 2021 used cash of $6.4 million, a decrease of 138.3% from the $16.7 million cash provided during the three months ended March 31, 2020, primarily as a result of the following:
•a decrease of 60.6% in net income of $5.6 million during the three months ended March 31, 2021, compared to $14.2 million for the prior-year period. The decrease is primarily due to a change in new customer mix including new customers with lower margin which was still impacted by the overall global soda ash pricing not yet fully recovered to the pre-COVID-19 level in the first quarter of 2020; and
•$20.9 million of working capital used in operating activities during the three months ended March 31, 2021, compared to $4.4 million of working capital used in operating activities during the three months ended March 31, 2020. The $16.4 million increase in working capital used by operating activities was primarily due to the $34.3 million increase in accounts receivable as of March 31, 2021 compared to that of March 31, 2020, offset by the $8.9 million increase in accounts payable and the $8.0 million increase in inventory as of March 31, 2021 compared to that of March 31, 2020. Due to the startup of direct sales to international customers who typically have longer payment terms, compared to the recent payment history from ANSAC, the accounts receivable balance increased significantly as of March 31, 2021 and contributed to lower cash flows from operating activities during this transition period of three months ended March 31, 2021. We expect this reduction in cash flow to be a one-time impact in the initial quarter that direct sales were made to these new international customers with longer payment terms.
Investing Activities
We used cash flows of $5.4 million in investing activities during the three months ended March 31, 2021, compared to $12.9 million used during the three months ended March 31, 2020, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Net cash provided by financing activities of $14.0 million during the three months ended March 31, 2021 decreased by 57.2% over the prior-year cash provided by financing activities, largely due to $28.8 million less borrowings net of repayments and $3.2 million less distribution in the three months ended March 31, 2021.
Ciner Resources Credit Facility was fully repaid and terminated on March 8, 2021. Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	March 31, 2021
Short-term borrowings from banks:
Outstanding amount at period end	$122.5
Weighted average interest rate at period end(1)	3.23%
Average daily amount outstanding for the period	$116.2
Weighted average daily interest rate for the period(1)	3.09%
Maximum month-end amount outstanding during the period	$122.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2021, the interest rate swap contracts had an aggregate notional value of $37.5 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.
Contractual Obligations
During the three months ended March 31, 2021, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “2020 Annual Report”) other than as described below.
•As discussed in Part I, Item 1, Financial Statements - Note 4, "Debt," on March 8, 2021, we terminated the Ciner Resources Credit Facility and fully repaid the outstanding borrowing amount.
•As of March 31, 2021, borrowings under the Ciner Wyoming Credit Facility increased by $20.0 million from December 31, 2020.
Critical Accounting Policies
There have been no material changes in critical accounting policies followed by us during the three months ended March 31, 2021 from those disclosed in the 2020 Annual Report.
Recently Issued Accounting Standards
Accounting standards recently issued are discussed in Item 1. Financial Statements - Note 1, “Corporate Structure and Summary of Significant Accounting Policies,” in the notes to unaudited condensed consolidated financial statements.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
(In millions, except per unit data)	2021	2020
Reconciliation of Adjusted EBITDA to net income:
Net income	$5.6	$14.2
Add backs:
Depreciation, depletion and amortization expense	8.7	6.5
Interest expense, net	1.3	1.3
Equity-based compensation expense, net of forfeitures	0.1	0.4
Adjusted EBITDA	$15.7	$22.4
Less: Adjusted EBITDA attributable to non-controlling interest	8.0	11.2
Adjusted EBITDA attributable to Ciner Resources LP	$7.7	$11.2

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$7.7	$11.2
Less: Cash interest expense (income), net attributable to Ciner Resources LP	0.5	(0.5)
Less: Maintenance capital expenditures attributable to Ciner Resources LP	2.5	2.7
Distributable cash flow attributable to Ciner Resources LP	$4.7	$9.0

Cash distribution declared per unit	$—	$0.340
Total distributions to unitholders and general partner	$—	$6.8
Distribution coverage ratio	N/A	1.32

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash (used) provided by operating activities	$(6.4)	$16.7
Add/(less):
Amortization of long-term loan financing	(0.2)	—
Net change in working capital	20.9	4.4
Interest expense, net	1.3	1.3
Other non-cash items	0.1	—
Adjusted EBITDA	$15.7	$22.4
Less: Adjusted EBITDA attributable to non-controlling interest	8.0	11.2
Adjusted EBITDA attributable to Ciner Resources LP	$7.7	$11.2
Less: Cash interest expense, net attributable to Ciner Resources LP	0.5	(0.5)
Less: Maintenance capital expenditures attributable to Ciner Resources LP	2.5	2.7
Distributable cash flow attributable to Ciner Resources LP	$4.7	$9.0

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks and commodity price risks is discussed in Part II, Item 7A of our 2020 Annual Report. The uncertainty that exists with respect to the economic impact of the global COVID-19 pandemic has introduced significant volatility in the financial markets. The impacts of such volatility on the Partnership cannot be predicted with confidence or reasonably estimated at this time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2021 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2020 Annual Report. There have been no material changes in that information.
Item 1A. Risk Factors
Certain risks and events that could adversely affect our business, financial condition and/or operating results are described in Part I, Item 1A. “Risk Factors” of our 2020 Annual Report. There have been no material changes in our risk factors from those disclosed in the “Risk Factors” sections of our 2020 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31(1)	3,059	$14.00	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31(2)	3,904	13.88	—	—
Total	6,963	$13.93	—	—

(1) Of the 7,220 performance units that vested on January 21, 2021, and converted to common units, 3,059 common units were purchased by the Partnership on January 21, 2021 at closing price of the Partnership’s common units on the NYSE on January 21, 2021, in satisfaction of certain employee tax withholding obligations.

(2) Additionally, of the 12,249 units that vested on March 15, 2021, and converted to common units, 3,904 common units were purchased by the Partnership on March 15, 2021 at closing price of the Partnership’s common units on the NYSE on March 15, 2021, in satisfaction of certain employee tax withholding obligations

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.
Item 5. Other Information
Not applicable.

Item 6. Exhibits                        Exhibit Index

Exhibit Number	Description
3.1	Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)
3.2	Certificate of Amendment of the Certificate of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.3	First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
3.4	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
3.5	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP (formerly known as OCI Resources LP) dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.6	Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Ciner Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)
3.7	Certificate of Formation of OCI Resource Partners LLC dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)
3.8	Certificate of Amendment to the Certificate of Formation of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.9	Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
3.10	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Ciner Resource Partners LLC (formerly known as OCI Resource Partners LLC) dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
10.1	Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
10.2	Second Amendment to Credit Agreement, dated as of July 27, 2020, among Ciner Resources LP, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
10.3	Master Loan and Security Agreement, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)
10.4	Equipment Security Note Number 001, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)
10.5	Amendment Number 001 to Master Loan and Security Agreement, dated as of July 27, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)
10.6	Third Amendment to Credit Agreement, dated as of March 5, 2021 among Ciner Wyoming LLC, as borrower, PNC, as administrative agent, swing line lender and l/c issuer, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 11, 2021)
10.7	Amendment Number 002 to Master Loan and Security Agreement, dated as of March 5, 2021 by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 11, 2021)
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Chief Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	May 3, 2021
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)
Date:	May 3, 2021
		By:	/s/ Ahmet Tohma
Ahmet Tohma Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)