Form 10-Q
period 2021-06-30
Ciner Resources LP
filed 2021-08-03
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 19,779,388 common units and 399,000 general partner units outstanding at July 27, 2021, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2.5	$0.5
Accounts receivable—affiliates	49.0	86.5
Accounts receivable, net	96.2	40.6
Inventory	31.4	33.5
Other current assets	9.4	4.1
Total current assets	188.5	165.2
Property, plant and equipment, net	308.3	307.4
Other non-current assets	26.4	25.4
Total assets	$523.2	$498.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3.0	$3.0
Accounts payable	21.9	16.4
Due to affiliates	2.1	2.9
Accrued expenses	34.0	33.6
Total current liabilities	61.0	55.9
Long-term debt	133.0	128.1
Other non-current liabilities	8.4	8.7
Total liabilities	202.4	192.7
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Ciner Wyoming Holding Co. (19.8 units issued and outstanding at June 30, 2021 and December 31, 2020)	175.5	170.0
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at June 30, 2021 and December 31, 2020)	4.3	4.2
Accumulated other comprehensive income	3.4	—
Partners’ capital attributable to Ciner Resources LP	183.2	174.2
Noncontrolling interest	137.6	131.1
Total equity	320.8	305.3
Total liabilities and partners’ equity	$523.2	$498.0
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2021	2020	2021	2020
Net Sales:
Sales—others	120.7	44.2	248.5	104.6
Sales—affiliates	$—	$32.0	$—	$86.0
Net sales	120.7	76.2	248.5	190.6
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	99.1	67.7	205.7	154.3
Depreciation, depletion and amortization expense	7.7	6.5	16.4	13.0
Selling, general and administrative expenses—affiliates	4.2	4.4	7.8	8.5
Selling, general and administrative expenses—others	1.4	1.6	3.4	3.3
Total operating costs and expenses	112.4	80.2	233.3	179.1
Operating income (loss)	8.3	(4.0)	15.2	11.5
Other (expenses) income:
Interest income	—	0.1	—	0.1
Interest expense	(1.5)	(1.5)	(2.8)	(2.8)
Total other expense, net	(1.5)	(1.4)	(2.8)	(2.7)
Net income (loss)	$6.8	$(5.4)	$12.4	$8.8
Net income (loss) attributable to noncontrolling interest	3.9	(2.1)	7.1	5.4
Net income (loss) attributable to Ciner Resources LP	$2.9	$(3.3)	$5.3	$3.4
Other comprehensive income (loss):
Income on derivative financial instruments	5.1	$2.8	6.6	$0.7
Comprehensive income (loss)	11.9	(2.6)	19.0	9.5
Comprehensive income (loss) attributable to noncontrolling interest	6.4	(0.7)	10.3	5.7
Comprehensive income (loss) attributable to Ciner Resources LP	$5.5	$(1.9)	$8.7	$3.8

Net income per limited partner unit:
Net income (loss) per limited partner unit (basic)	$0.15	$(0.17)	$0.27	$0.17
Net income (loss) per limited partner unit (diluted)	$0.15	$(0.17)	$0.27	$0.17

Limited partner units outstanding:
Weighted average limited partner units outstanding - (basic)	19.8	19.7	19.8	19.7
Weighted average limited partner units outstanding - (diluted)	19.8	19.7	19.8	19.7
  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$12.4	$8.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	16.7	13.0
Equity-based compensation expenses	0.4	0.7
Other non-cash items	0.2	0.2
Changes in operating assets and liabilities:
Accounts receivable—affiliates	(4.4)	26.4
Accounts receivable, net	(13.7)	2.1
Inventory	2.3	(9.5)
Other current and non-current assets	(2.0)	(0.1)
Accounts payable	6.1	(4.2)
Due to affiliates	(0.7)	(0.2)
Accrued expenses and other liabilities	1.1	(6.0)
Net cash provided by operating activities	18.4	31.2
Cash flows from investing activities:
Capital expenditures	(17.1)	(20.3)
Net cash used in investing activities	(17.1)	(20.3)
Cash flows from financing activities:
Borrowings on Ciner Wyoming Credit Facility	57.5	121.5
Borrowings on Ciner Resources Credit Facility	1.0	—
Borrowings on Ciner Wyoming Equipment Financing Arrangement	—	30.0
Repayments on Ciner Wyoming Credit Facility	(50.0)	(131.0)
Repayments on Ciner Resources Credit Facility	(2.0)	—
Repayments on Ciner Wyoming Equipment Financing Arrangement	(1.5)	(0.7)
Distributions to common unitholders, general partner, and noncontrolling interest	(3.9)	(27.9)
Other	(0.4)	(0.4)
Net cash provided by (used in) financing activities	0.7	(8.5)
Net increase in cash and cash equivalents	2.0	2.4
Cash and cash equivalents at beginning of period	0.5	14.9
Cash and cash equivalents at end of period	$2.5	$17.3

Supplemental disclosure of cash flow information:
Interest paid during the period	$2.3	$2.7
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$1.4	$7.9
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Attributable to Ciner Resources LP Equity	Noncontrolling Interest	Total Equity
(In millions)
Balance at December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Net income (loss)	6.6	0.1	—	6.7	7.5	14.2
Other comprehensive loss	—	—	(1.0)	(1.0)	(1.1)	(2.1)
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Distributions	(6.7)	(0.1)	—	(6.8)	(7.1)	(13.9)
Balance at March 31, 2020	$171.4	$4.3	$(4.0)	$171.7	$126.5	$298.2
Net income (loss)	(3.3)	—	—	(3.3)	(2.1)	(5.4)
Other comprehensive income	—	—	1.4	1.4	1.4	2.8
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Distributions	(6.7)	(0.2)	—	(6.9)	(7.1)	(14.0)
Balance at June 30, 2020	$161.7	$4.1	$(2.6)	$163.2	$118.7	$281.9

Balance at December 31, 2020	$170.0	$4.2	$—	$174.2	$131.1	$305.3
Net income (loss)	2.4	—	—	2.4	3.2	5.6
Other comprehensive income	—	—	0.8	0.8	0.7	1.5
Distributions	—	—	—	—	(3.9)	(3.9)
Balance at March 31, 2021	$172.4	$4.2	$0.8	$177.4	$131.1	$308.5
Net income (loss)	2.8	0.1	—	2.9	3.9	6.8
Other comprehensive income	—	—	2.6	2.6	2.6	5.2
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Balance at June 30, 2021	$175.5	$4.3	$3.4	$183.2	$137.6	$320.8
 See accompanying notes.

CINER RESOURCES LP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three and six month periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the United States Securities and Exchange Commission on March 16, 2021. There have been no material changes in the significant accounting policies followed by us during the six months ended June 30, 2021 from those disclosed in the 2020 Annual Report.
Noncontrolling interests
NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. ("NRP"), currently owns a 49.0% membership interest in Ciner Wyoming. NRP’s membership interest in Ciner Wyoming is reflected as the noncontrolling interest in the Partnership’s financial results.
Segment Reporting
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our production is recovering from the COVID-19 pandemic negative impact, as of June 30, 2021, as we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weaker than pre-COVID-19 levels, our business, financial condition and results of operations may be further materially and adversely impacted.

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
Recent Accounting Guidance Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Inter-bank Offered Rate (“LIBOR,”), which is currently expected to occur on December 31, 2021. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance provides the following optional expedients: (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic. The Partnership continues to evaluate ASU 2020-04 but does not expect a material impact to the Partnership’s consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition) are in the scope of Accounting Standards Codification (“ASC”) 848. The amendments also clarify other aspects of the guidance in ASC 848 and addresses the effects of the cash compensation adjustment provided in the discounting transition on certain aspects of hedge accounting. The guidance in ASC 848 also allows entities to make a one-time election to sell and/or transfer to available for sale or trading any held-to-maturity debt securities that refer to an interest rate affected by reference rate reform and were classified as held to maturity before January 1, 2020. The original guidance and the recently issued ASU are effective as of their issuance dates. The relief provided is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, the FASB has indicated that it will revisit the sunset date in ASC 848 after the LIBOR administrator makes a final decision on a phaseout date. The LIBOR administrator recently extended the publication of the overnight and the one-, three-, six- and 12-month USD LIBOR settings through June 30, 2023, when many existing contracts that reference LIBOR will have expired. The Partnership continues to evaluate ASU 2021-01 but does not expect a material impact to the Partnership’s consolidated financial statements.
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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Anti-dilutive units outstanding were immaterial for both the three and six months ended June 30, 2021 and 2020.
The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Ciner Resources LP	$2.9	$(3.3)	$5.3	$3.4
Less: General partner’s interest in net income	—	—	0.1	0.1
Total limited partners’ interest in net income (loss)	$2.9	$(3.3)	$5.2	$3.3

Denominator:
Weighted average limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.8	19.7	19.8	19.7
Weighted average limited partner units outstanding (diluted)	19.8	19.7	19.8	19.7

Net income (loss) per limited partner unit:
Net income (loss) per limited partner unit (basic)	$0.15	$(0.17)	$0.27	$0.17
Net income (loss) per limited partner unit (diluted)	$0.15	$(0.17)	$0.27	$0.17
The calculation of limited partners’ interest in net income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income attributable to common unitholders:
Distributions (1)	$—	$—	$—	$6.7
Undistributed earnings (loss) (Distributions) in excess of net income (loss)	2.9	(3.3)	5.2	(3.4)
Common unitholders’ interest in net income (loss)	$2.9	$(3.3)	$5.2	$3.3

(1) Distributions declared per limited partner unit for the period	$—	$—	$—	$0.340
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
Each of the board of managers of Ciner Wyoming and the board of directors of our general partner has approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic.
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

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	June 30, 2021	December 31, 2020
Raw materials	$10.5	$9.9
Finished goods	9.7	13.4
Stores inventory	11.2	10.2
Total	$31.4	$33.5

4. DEBT
Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	June 30, 2021	December 31, 2020
Ciner Wyoming Credit Facility, secured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.75% and 2.25% as of June 30, 2021 and December 31, 2020, respectively	$110.0	$102.5
Ciner Wyoming Equipment Financing Arrangement with maturity date of March 26, 2028, fixed interest rate of 2.479%	26.0	27.6
Ciner Resources Credit Facility, secured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.25% as of December 31, 2020	—	1.0
Total debt	136.0	131.1
Current portion of long-term debt	3.0	3.0
Total long-term debt	$133.0	$128.1
Aggregate maturities required on long-term debt as of June 30, 2021 are due in future years as follows:

(In millions)	Amount
2021	$1.5
2022	113.1
2023	3.2
2024	3.3
2025	3.3
Thereafter	11.8
Total	$136.2
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
Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement as of June 30, 2021 was $26.2 million ($26.0 million net of financing costs).
In connection with the event of default (the “Facilities Agreement Default”) under the Facilities Agreement (as defined below) that arose in February 2021 (as defined and described below in the WE Soda and Ciner Enterprises Facilities Agreement section), Ciner Wyoming entered into a second amendment to the Master Agreement (the “Second Amendment to the Master Agreement”) on March 5, 2021. Such amendment modified the definition of change of control under the Master Agreement in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders foreclosing on certain equity interests in Ciner Holdings (the “Equity Default Remedy”) as a remedy for the Facilities Agreement Default, or as a remedy for future events of default under the Facilities Agreement. Management is not aware of any current circumstances that would result in an event of default under the Ciner Wyoming Equipment Financing Arrangement in the next twelve months. As of June 30, 2021, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement, as amended.
Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (as amended, the “Ciner Wyoming Credit Facility ” and together with the Ciner Wyoming Equipment Financing Arrangement, the “Ciner Wyoming Debt Agreements”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association (“PNC Bank”), as administrative agent, swing line lender and a Letter of Credit (“L/C”) issuer. The Ciner Wyoming Credit Facility is a $225.0 million senior secured revolving credit facility with a syndicate of lenders, which will mature on the fifth anniversary of the closing date of such credit facility. The Ciner Wyoming Credit Facility provides for revolving loans to fund working capital requirements, and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Wyoming Credit Facility has an accordion feature that allows Ciner Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to Ciner Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the Ciner Wyoming Credit Facility includes a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit.
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
In connection with the Facilities Agreement Default, Ciner Wyoming entered into a Third Amendment to the Ciner Wyoming Credit Facility (the “Third Amendment”) in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders exercising the Equity Default Remedy as a remedy for the Facilities Agreement Default, or a future event of default under the Facilities Agreement. Such amendment (i) modified the definition of change of control to exclude any change in control that could arise from lender actions under the Facilities Agreement relating to any events of default under the Facilities Agreement; (ii) reduced the leverage ratio to 3.00 to 1.00 for the quarter ended June 30, 2021 and each fiscal quarter thereafter (from amendments prior to the Third Amendment, a leverage ratio of 4.50 to 1.0 or lower was required for the quarter ended March 31, 2021 and an interest coverage ratio of not less than 3.00 to 1.0 is required); and (iii) added a covenant that any borrowings under the Wyoming Credit Facility are secured by substantially all of Ciner Wyoming’s personal property, subject to certain exclusions. Management is not aware of any current circumstances that would result in an event of default under the Ciner Wyoming Credit Facility in the next twelve months. As of June 30, 2021, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Credit Facility.
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
In February 2021, Ciner Wyoming was informed that an event of default under the Facilities Agreement had arisen and that the Ciner Obligors were working with the Facilities Agreement lenders to resolve this Facilities Agreement Default. In order to prevent an event of default under each of the Ciner Wyoming Debt Agreements, which could have otherwise resulted from the Facilities Agreement lenders exercising their Equity Default Remedy, Ciner Wyoming entered into the Second Amendment to the Master Agreement and the Third Amendment to the Ciner Wyoming Credit Facility to modify the related definitions of change of control as described above. Furthermore, we terminated the Ciner Resources Credit Facility and repaid in full our obligations thereunder. On April 19, 2021 and June 18, 2021, WE Soda and Ciner Enterprises obtained waivers that waived all identified events of default through those dates. As such, all identified events of default under the Facilities Agreement have been waived and management is not aware of any current circumstances that would result in an event of default under the Facilities Agreement as of June 30, 2021.
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	June 30, 2021	December 31, 2020
Reclamation reserve	$7.5	$7.3
Derivative instruments and hedges, fair value liabilities and other	0.9	1.4
Total	$8.4	$8.7
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	June 30, 2021	December 31, 2020
Beginning reclamation reserve balance	$7.3	$5.7
Accretion expense	0.2	0.3
Reclamation adjustments (1)	—	1.3
Ending reclamation reserve balance	$7.5	$7.3

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

6. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the Pension Plan (the “Retirement Plan”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. The Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plan had a net liability balance of $52.6 million and $55.1 million as of June 30, 2021 and December 31, 2020, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portions of the Retirement Plan’s net periodic pension benefit were $0.6 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and were $1.4 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. The increase in the amount of benefit recognized during the six months ended June 30, 2021 was driven by asset changes from the prior period.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan were $0.7 million for each of the three months ended June 30, 2021 and 2020 and were $2.3 million for each of the six months ended June 30, 2021 and 2020.
Postretirement Benefits - Most of the Partnership’s employees hired prior to May 1, 2017 are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The Ciner Corp post-retirement plan had a net unfunded liability of $13.1 million as of June 30, 2021 and December 31, 2020.
The Partnership’s allocated portions of postretirement costs were $0.3 million for each of the three months ended June 30, 2021 and 2020 and were $0.5 million for each of the six months ended June 30, 2021 and 2020.
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of June 30, 2021, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the six months ended June 30, 2021, a total of 17,511 common units were granted and fully vested to non-employee directors compared to 21,720 common units were granted during the six months ended June 30, 2020. The grant date average fair value per unit of these awards was $13.20 and $9.88 for the six months ended June 30, 2021 and 2020, respectively. The total fair value of these awards was approximately $0.2 million during each of the six months ended June 30, 2021 and 2020.
Time Restricted Unit Awards
We grant restricted unit awards in the form of common units to certain employees that vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards and are accounted for at fair value at grant date.
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	21,937	$17.57	55,454	$20.33
Vested	(12,247)	18.46	(27,802)	22.94
Unvested at the end of the period	9,690	$16.45	27,652	$17.71

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	7,678	$41.53	20,173	$41.79
Vested	(7,678)	41.53	(9,058)	42.21
Unvested at the end of the period	—	$—	11,115	$41.59

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
The following table presents a summary of activity on the 2019 Performance Unit Awards for the period:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	29,057	$16.45	35,908	$16.45
Unvested at the end of the period	29,057	$16.45	35,908	$16.45

(1)Determined by dividing the weighted average price per common unit on the date of grant.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance-based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.1	0.71	$0.4	1.54
TR Performance Unit Awards	—	—	0.1	0.59
2019 Performance Unit Awards	—	0.59	0.2	1.59
Total	$0.1		$0.7

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive income as of June 30, 2021 and December 31, 2020, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2020	—
Other comprehensive income before reclassification	3.7
Amounts reclassified from accumulated other comprehensive loss	(0.3)
Net current period other comprehensive income	3.4
Balance at June 30, 2021	$3.4
Other Comprehensive Income (Loss)
Other comprehensive income/(loss), including the portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized gains (loss) on derivative financial instruments. The components of other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Unrealized gain/(loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$0.1	$0.1	$0.4	$(0.9)
Mark to market adjustment on natural gas forward contracts	5.0	2.7	6.2	1.6
Gain on derivative financial instruments	$5.1	$2.8	$6.6	$0.7

Reclassifications for the period
The components of other comprehensive (loss) income, attributable to Ciner Resources LP, that have been reclassified consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2021	2020	2021	2020
Details about other comprehensive (loss) income components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.2	$0.2	$0.2	Interest expense
Natural gas forward contracts	(0.3)	0.6	(0.5)	1.0	Cost of products sold
Total reclassifications for the period	$(0.2)	$0.8	$(0.3)	$1.2

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
Ciner Corp was the exclusive sales agent for the Partnership and through its membership in ANSAC, through December 31, 2020, Ciner Corp has responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Through December 31, 2020, ANSAC served as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. ANSAC operated on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. As previously disclosed as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, effective as of the end of day on December 31, 2020, Ciner Corp exited ANSAC (the “ANSAC termination date”). In connection with the exit settlement agreement with ANSAC (the “ANSAC Early Exit Agreement”), among other things, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp continues to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and also purchases a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery. For the three months and six months ended June 30, 2021, the total logistic services, which are included in cost of products sold, from other Ciner affiliates were approximately $0.7 million and $2.2 million, respectively.
Historically, by design and prior to Ciner Corp’s exit from ANSAC, ANSAC managed most of our international sales, marketing and logistics, and as a result, was our largest customer for the year ended December 31, 2020, accounting for 45.4%, of our net sales. Although ANSAC has historically been our largest customer, the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity was limited. We made this determination primarily based upon the belief that we would continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with better direct access and control of our customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, through a combination of ANSAC sales and commitments for 2021 and 2022 as part of the transition from ANSAC and new customers, we have been able to adequately replace these net sales made under the former agreement with ANSAC. Since January 1, 2021, Ciner Corp has been managing the Partnership’s sales and marketing activities for exports. Ciner Corp has leveraged the distributor network established by Ciner Group and independent third-party distribution partners to optimize our reach into each market.
In accordance with the ANSAC Early Exit Agreement, Ciner Corp began marketing soda ash on our behalf directly into international markets and building its international sales, marketing and supply chain infrastructure. We now have access to utilize the distribution network that has already been established by the Ciner Group. We believe that by having the option of combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s strategic exit from ANSAC has helped us leverage Ciner Group’s, the world’s largest natural soda ash producer, soda ash operations which we expect will improve our ability to optimize our market share both domestically and internationally. Being able to work with the Ciner Group provides us with the opportunity to better attract and more efficiently serve larger global customers. In addition, the Partnership is working to enhance its international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are being developed by an affiliated company and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.
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
As a result of terminating Ciner Corp’s membership in ANSAC, ANSAC is no longer an affiliate of the Partnership as of the ANSAC termination date. The following tables include transactions with ANSAC as an affiliate prior to the ANSAC termination date on December 31, 2020. The transactions with ANSAC as of and for the three and six months ended June 30, 2021 are reported as non-affiliate transactions.
The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Ciner Corp	$4.2	$4.0	$7.8	$7.5
ANSAC (1)	N/A	0.4	N/A	1.0
Total selling, general and administrative expenses - affiliates	$4.2	$4.4	$7.8	$8.5

(1) ANSAC allocated its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
ANSAC	N/A	$32.0	N/A	$86.0
Total	N/A	$32.0	N/A	$86.0

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	N/A	$41.9	N/A	$0.2
Ciner Corp	47.3	44.6	2.1	2.6
Other	1.7	—	—	0.1
Total	$49.0	$86.5	$2.1	$2.9

11. REVENUE
We have one major international customer which accounts for over 10% of total net sales for both the quarter ended and six months ended June 30, 2021 and 2020. Revenues from this international customer were approximately $27.1 million and $32.0 million for the three months ended June 30, 2021 and 2020, respectively, and were $54.6 million and $86.0 million for the six months ended June 30, 2021 and 2020, respectively. The net sales by geographic area are as follows:
The net sales by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Domestic	$70.5	$44.2	$136.8	$99.4
International	50.2	32.0	111.7	91.2
Total net sales	$120.7	$76.2	$248.5	$190.6

12. FAIR VALUE MEASUREMENTS
Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, derivative financial instruments and long-term debt. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values because of the nature of such instruments. Our long-term debt and derivative financial instruments are measured at their fair value based on quoted market values for similar but not identical financial instruments.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts had an aggregate notional value of $50.0 million and $37.5 million at June 30, 2021 and December 31, 2020, respectively. The swaps have various maturities through 2024.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2023. These contracts had an aggregate notional value of $22.8 million and $25.9 million at June 30, 2021 and December 31, 2020, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations as of June 30, 2021 and December 31, 2020:

		Assets			Liabilities
		June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—	$—	Accrued Expenses	$0.1	$0.2
Natural gas forward contracts - current	Other current assets	5.7	1.4	Accrued Expenses	0.1	0.7
Interest rate swap contracts - non-current		—	—	Other non-current liabilities	0.8	1.1
Natural gas forward contracts - non-current	Other non-current assets	2.0	0.9	Other non-current liabilities	—	0.2
Total fair value of derivatives designated as hedging instruments		$7.7	$2.3		$1.0	$2.2
Financial Assets and Liabilities not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.

13. SUBSEQUENT EVENTS
Suspension of Distributions

Effective August 2, 2021, the board of Ciner Wyoming unanimously approved a continuation of the suspension of quarterly distributions to the members of Ciner Wyoming. Effective August 2, 2021, in connection with the quarterly distribution for the quarter ended June 30, 2021, each of the members of the board of directors of our general partner approved a continuation of the suspension of quarterly distributions to unitholders in order to increase financial and liquidity flexibility as the COVID-19 pandemic continues.
The boards of directors of Ciner Wyoming and our general partner will continue to evaluate, on a quarterly basis, whether it is appropriate to reinstate the distribution to the member and unitholders, respectively, which will be dependent in part on our cash reserves, liquidity, total debt levels and anticipated capital expenditures.

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
Cautionary Statements Regarding Forward-Looking Statements
This Report contains, and our other public filings and oral and written statements by us and our management may include, statements that constitute “forward-looking statements” within the meaning of the United States securities laws. Forward-looking statements include the information concerning our possible or assumed future results of operations, reserve estimates, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and may be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “forecast,” “project,” “potential,” “continue,” “may,” “will,” “could,” “should” or the negative of these terms or similar expressions. Examples of forward-looking statements include, but are not limited to, statements concerning cash available for distribution and future distributions, if any, and such distributions are subject to the approval of the board of directors of our general partner and will be based upon circumstances then existing. We have based our forward-looking statements on management’s beliefs and assumptions and on information currently available to us.
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
•the creditworthiness of our customers;
•a cybersecurity event;
•the short and long term impact of the COVID-19 pandemic, including the impact of government orders on our employees, suppliers, customers and operations and the ultimate effectiveness of vaccine programs on new variants of the virus;
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
Recent Developments
COVID-19
The global COVID-19 and variants (“COVID-19) pandemic continues to cause certain disruptions to the economy throughout the world, including the United States and markets to which our products have historically been exported. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Vaccines for COVID-19 became first available on a limited basis in late December 2020. They are becoming more widely available globally and everyone in the U.S. ages 12 and older are now eligible for the vaccine.
Our Response to COVID-19
We continue to closely monitor the impact of COVID-19 pandemic and all governmental actions in response thereto on all aspects of our business, including how it impacts our customers, employees, supply chain, distribution network and cash flows. As COVID-19 vaccines become more broadly available, we have encouraged employees to get vaccinated. As of June 30, 2021, a significant number of employees have been vaccinated. We continue to use guidance from local health organizations, including the Centers for Disease Control and Prevention, to make decisions about our return to the workplace policies. Our focus has been the safety of our teams and this will continue to be our priority as we use data to progressively return back to normal operations. We continue to actively monitor and adhere to applicable local, state, federal, and international governmental guideline actions to better ensure the safety of our employees.
The Impact of COVID-19
In the first half of 2020 and primarily in the beginning of the second quarter of 2020, we saw a decline in demand due to the COVID-19 pandemic adversely impacting our sales and production volume, and price per ton; but, in the second half of 2020 and thereafter, we saw the signs of recovery on our operations domestically as well as internationally in the form of increased global demand, notwithstanding certain pricing pressure. We experienced fluctuations in quarter over quarter soda ash volume sold of 4.4% decline, 35.7% decline, 26.7% increase, and 9.5% increase in the first, second, third and fourth quarters of 2020, compared to the immediately preceding quarter respectively. During the first and second quarters of 2021, we saw continued recovery in both domestic and international business. The soda ash volume sold in the first and second quarters for 2021 increased 21.7% and decreased 9.7% compared to immediately preceding quarter respectively. The decline in the soda ash volume sold in the second quarter of 2021 compared to the first quarter of 2021 is primarily due to the first quarter of 2021 included significant international sales volumes associated with the initial impact of selling directly to international customers as part of our December 31, 2020 ANSAC exit. Sales volumes for the three months ended June 30, 2021 are close to the pre-COVID-19 pandemic levels, which we consider to be prior to second quarter 2020.
As the number of individuals who have been vaccinated has increased, downward daily trend of new COVID-19 confirmed cases was observed. The COVID-19 Delta variant among other variants, however, is spreading rapidly in a number of countries including the U.S. At this time, we still cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, and the potential negative financial impact to our results cannot be reasonably estimated but could be material. We are actively managing the business to maintain cash flow, and we believe we have enough liquidity to meet our anticipated liquidity requirements.
For the six months ended June 30, 2021, we have incurred $1.1 million in costs directly related to COVID-19 primarily in the form of costs related to employee safety and retention and additional inventory storage and logistics costs. For the three months ended June 30, 2021 and 2020, we incurred $0.4 million and $0.9 million in costs directly related to COVID-19, respectively.
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
Although ANSAC has historically been our largest customer, the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity was limited. We made this determination primarily based upon the belief that we would continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with more direct access and better control of our international customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, through a combination of ANSAC sales commitments for 2021 and 2022 as part of the transition from ANSAC and new customers, we have been able to adequately replace these net sales made under the former agreement with ANSAC.
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
Each of the board of managers of Ciner Wyoming and the board of directors of our general partner has approved the continuation of the suspension of quarterly distributions to the members of Ciner Wyoming and our unitholders, as applicable, for each of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 in a continued effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic.

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
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near- and mid-term, we expect that COVID-19 will continue to have an impact on the supply chain of our customers and customer segments which may have a negative impact on demand for our products. Our international demand was impacted the most as different countries continue to deal with different levels of the outbreak and shutdowns, but showed signs of recovery internationally during the second half of 2020. The soda ash volume sold to both domestic and international customers increased significantly in the third and fourth quarters of 2020 sequentially over the prior quarter. The soda ash volume sold to international customers increased 23.8% and decreased 20.7% in the first quarter and the second quarter of 2021 compared to the immediately preceding quarter, respectively. The soda ash volume sold to domestic customers increased 19.2% and 4.5% in the first quarter and the second quarter of 2021 compared to the immediately preceding quarter, respectively. The increase in the soda ash volume sold in the first quarter of 2021 compared to the fourth quarter of 2020 is primarily due to the first quarter of 2021 including significant international sales volumes associated with the initial impact of selling directly to international customers as part of our December 31, 2020 ANSAC exit. During the second quarter of 2021, the soda ash volume sold to domestic customers and international customers was 68.7% higher and 38.7% higher, respectively, than that of the second quarter of 2020 as a further sign of recovery from the COVID-19 pandemic.
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
Although ANSAC has historically been our largest customer, the impact of Ciner Corp’s exit from ANSAC on our net sales, net income and liquidity was limited. We made this determination primarily based upon the belief that we will continue to be one of the lowest cost producers of soda ash in the global market. With a low-cost position combined with more direct access and better control of our international customers and logistics and the ability to leverage Ciner Group’s expertise in these areas, through a combination of ANSAC sales commitments for 2021 and 2022 as part of the transition from ANSAC and new customers, we have been able to adequately replace these net sales made under the former agreement with ANSAC. Since January 1, 2021, Ciner Corp has managed the Partnership’s sales and marketing activities for exports with the ANSAC exit being complete. Ciner Corp has leveraged the distributor network established by Ciner Group and independent third-party distribution partners to optimize our reach into each market.

Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy, has been relatively low in recent years, primarily as a result of low natural gas prices. Due to historic volatility of natural gas prices, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.52: 1.0 and 1.58: 1.0 for the three and six months ended June 30, 2021, respectively, and 1.70: 1.0 and 1.60: 1.0 for the three and six months ended June 30, 2020, respectively.
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
We utilize one railroad company for the majority of the domestic rail freight services that we receive. For the six months ended June 30, 2021, we shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. Our plant receives rail service exclusively from the railroad company and shipments by rail accounted for over 60% and over 80% of our total freight costs for the three months ended June 30, 2021 and 2020, respectively and over 60% and over 80% of our total freight costs for the six months ended June 30, 2021 and 2020, respectively. The decrease in the percentage of freight that is related to the railroad company is due primarily to the increased ocean freight in the six months ended June 30, 2021 of direct international sales and their respective delivery locations. Our agreement with the railroad company expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to us or at all.
If we do not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, we must pay the railroad company a shortfall payment under the terms of our transportation agreement. We assist the majority of our domestic customers in arranging their freight services. During 2020 and the six months ended June 30, 2021, we had no shortfall payments and do not expect to make any such payments in the future. Our agreement with the railroad company expires on December 31, 2021 and there can be no assurance that it will be renewed on terms favorable to us or at all.
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

Energy. A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $5.70. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three and six months ended June 30, 2021 and 2020 were $2.71 and $1.50, and $2.86 and $1.44 per MMBtu, respectively. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next three years.
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various benefit plans offered and administered by Ciner Corp.
Royalties. During the three and six months ended June 30, 2021, we paid royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility. We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with a predecessor in interest to Sweetwater Royalties LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduces the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. Our estimated proven and probable trona reserve includes a significant amount from leases with the U.S. Government. See Item 1. Business, Trona Reserve in 2020 Annual Report for additional information on leases.
Selling, general and administrative expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf.
Until December 31, 2020, selling, general and administrative expenses incurred by ANSAC on our behalf were allocated to us based on the proportion of ANSAC’s total volumes sold for a given period attributable to the soda ash sold by us to ANSAC and were included in selling, general and administrative expense – affiliates in the condensed consolidated statement of operations. Pursuant to the ANSAC Exit agreement, beginning in 2021, we incur a fixed rate of selling, general, and administrative expense for each ton we sell to ANSAC, which is included in selling, general and administrative expense in the condensed consolidated statement of operations.
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
Ciner Group also owns and operates port facilities in Turkey, and, since 2017, one of its other North American subsidiaries has an arrangement to exclusively import soda ash into a port on the U.S east coast. Ciner Corp, which is the exclusive sales agent for the Partnership, also serves as the exclusive sales agent of that material and receives a commission on those sales. We believe by having access to that material, Ciner Corp is able to offer its customers an improved level of service, greater certainty of supply to the Partnership’s end customers, and, as a result, lower its overall costs to serve, which are subsequently charged to the Partnership.

Second Quarter 2021 Financial Highlights:

•Net sales of $120.7 million increased 58.4% from the prior-year second quarter; year-to-date of $248.5 million increased 30.4% over the prior year. During the second quarter of 2020, the Partnership experienced a significant decline in sales volumes, production and pricing in response to COVID-19. During the second quarter of 2021, the Partnership sees continuing recovery from the COVID-19 pandemic.
•Soda ash volume produced increased 45.0% from the prior-year second quarter, and soda ash volume sold increased 52.5% from the prior-year second quarter; year-to-date soda ash volume produced increased 15.2% from the prior-year, and soda ash volume sold increased 25.7% from the prior-year. During the second quarter of 2020, the Partnership experienced a significant decline in production volumes and demand in response to COVID-19. During the second quarter of 2021, the Partnership sees continuing recovery from the COVID-19 pandemic resulting in more soda ash production.
•Net income of $6.8 million increased $12.2 million from the prior-year second quarter; year-to-date net income of $12.4 million increased $3.6 million over the prior year. During the second quarter of 2021, net income increased with a higher percentage than that of sales volumes because sales prices have partially recovered but not yet to the pre-pandemic levels.
•Adjusted EBITDA of $16.3 million increased 482.1% from the prior-year second quarter; year-to-date adjusted EBITDA of $32.0 million increased 27.0% over the prior year. During the second quarter of 2020, sales and production volumes decreased significantly as a result of COVID-19.
•Basic earnings per unit of $0.15 for the quarter increased 188.2% over the prior-year second quarter loss per unit of $0.17; year-to-date basic earnings per unit of $0.27 increased 58.8% over the prior-year.
•Net cash provided by operating activities of $24.8 million increased 71.0% over prior-year second quarter; year-to-date net cash provided by operating activities of $18.4 million decreased 41.0% over the prior year.
•Distributable cash flow of $1.5 million increased 207.1% compared to the prior-year second quarter; year-to-date distributable cash flow of $6.2 million decreased 18.4% over the prior year.

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

The following table sets forth our results of operations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for operating and other data section)	2021	2020	2021	2020
Net sales:
Sales—others	120.7	44.2	248.5	104.6
Sales—affiliates	—	32.0	—	86.0
Net sales	$120.7	$76.2	$248.5	$190.6
Operating costs and expenses:
Cost of products sold	99.1	67.7	205.7	154.3
Depreciation, depletion and amortization expense	7.7	6.5	16.4	13.0
Selling, general and administrative expenses—affiliates	4.2	4.4	7.8	8.5
Selling, general and administrative expenses—others	1.4	1.6	3.4	3.3
Total operating costs and expenses	112.4	80.2	233.3	179.1
Operating income (loss)	8.3	(4.0)	15.2	11.5
Interest income	—	0.1	—	0.1
Interest expense	(1.5)	(1.5)	(2.8)	(2.8)
Total other expense, net	(1.5)	(1.4)	(2.8)	(2.7)
Net income (loss)	6.8	(5.4)	12.4	8.8
Net income (loss) attributable to noncontrolling interest	3.9	(2.1)	7.1	5.4
Net income (loss) attributable to Ciner Resources LP	$2.9	$(3.3)	$5.3	$3.4

Operating and Other Data:
Trona ore consumed (thousands of short tons)	998.5	771.8	2,065.4	1,814.4
Ore to ash ratio(1)	1.52: 1.0	1.70: 1.0	1.58: 1.0	1.60: 1.0
Ore grade(2)	86.4%	86.7%	85.7%	86.7%
Soda ash volume produced (thousands of short tons)	656.6	453.1	1,304.7	1,133.3
Soda ash volume sold (thousands of short tons)	650.2	426.5	1,370.1	1,090.2
Adjusted EBITDA(3)	$16.3	$2.8	$32.0	$25.2

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

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2021	2020	2021	2020	QTD	YTD

Net sales:
Domestic	$70.5	$44.2	$136.8	$99.4	59.5%	37.6%
International	50.2	32.0	111.7	91.2	56.9%	22.5%
Total net sales	$120.7	$76.2	$248.5	$190.6	58.4%	30.4%
Sales volumes (thousands of short tons):
Domestic	329.5	195.3	644.9	432.7	68.7%	49.0%
International	320.7	231.2	725.2	657.5	38.7%	10.3%
Total soda ash volume sold	650.2	426.5	1,370.1	1,090.2	52.5%	25.7%
Average sales price (per short ton) (1)
Domestic	$213.96	$226.32	$212.13	$229.72	(5.5)%	(7.7)%
International	$156.53	$138.41	$154.03	$138.71	13.1%	11.0%
Average	$185.64	$178.66	$181.37	$174.83	3.9%	3.7%
Percent of net sales:
Domestic net sales	58.4%	58.0%	55.1%	52.2%	0.7%	5.6%
International net sales	41.6%	42.0%	44.9%	47.8%	(1.0)%	(6.1)%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	50.7%	45.8%	47.1%	39.7%	10.7%	18.6%
International volume	49.3%	54.2%	52.9%	60.3%	(9.0)%	(12.3)%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
Consolidated Results
Net sales. Net sales increased by 58.4% to $120.7 million for the three months ended June 30, 2021 from $76.2 million for the three months ended June 30, 2020, primarily driven by an increase in soda ash volumes sold of 52.5% due to continued recovery of domestic and international demand from the significant negative impact from the COVID-19 pandemic. We operated close to full production capacity in the three months ended June 30, 2021. Sales prices in the three months ended June 30, 2021 had not fully recovered to pre-COVID-19 pandemic levels. Increases in net sales and cost of product sold from 2020 to 2021 are also attributable to an increase in non-ANSAC international sales which include ocean freight in both net sales and cost of product sold. See “How We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 43.9% to $106.8 million for the three months ended June 30, 2021 from $74.2 million for the three months ended June 30, 2020, which were primarily due to significant increases in overall soda ash sales volumes. The increase in cost of products sold is also due to significant increase in ocean freight rates primarily from a volatile vessel market impacted by recent global supply chain constraints.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 6.7% to $5.6 million for the three months ended June 30, 2021, compared to $6.0 million for the three months ended June 30, 2020. The decrease was primarily due to lower professional fees for the three months ended June 30, 2021 than that for the three months ended June 30, 2020.
Operating income. As a result of the foregoing, operating income increased by 307.5% to $8.3 million for the three months ended June 30, 2021 from $4.0 million operating loss for the three months ended June 30, 2020. The increase was due to a partial recovery from the COVID-19 pandemic negative impact. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the three months ended June 30, 2020.
Net income. As a result of the foregoing, net income increased by 225.9% to $6.8 million net income for the three months ended June 30, 2021, from $5.4 million net loss for the three months ended June 30, 2020. During the three months ended June 30, 2021, production and sales increased significantly due to a partial recovery from COVID-19 pandemic. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the three months ended June 30, 2020.
Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
Consolidated Results
Net sales. Net sales increased by 30.4% to $248.5 million for the six months ended June 30, 2021 from $190.6 million for the six months ended June 30, 2020, primarily driven by an increase in soda ash volumes sold of 25.7% due to the continued recovery of domestic and international demand from the significant negative impact from the COVID-19 pandemic. We operated close to full production capacity in the six months ended June 30, 2021. Sales prices in the six months ended June 30, 2021 had not fully recovered to pre-COVID-19 pandemic levels. Increase in net sales and cost of product sold from 2020 to 2021 is also impacted by an increase in non-ANSAC international sales which include ocean freight in both net sales and cost of product sold. See How “We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 32.8% to $222.1 million for the six months ended June 30, 2021 from $167.3 million for the six months ended June 30, 2020, which was primarily due to significant increases in overall soda ash sales volumes. The increase in cost of products sold is also due to significant increase in ocean freight rates primarily from a volatile vessel market impacted by recent global supply chain constraints.
Selling, general and administrative expenses.  Our selling, general and administrative expenses decreased 5.1% to $11.2 million for the six months ended June 30, 2021, compared to $11.8 million for the six months ended June 30, 2020. The decrease was primarily due to the lower professional fees.
Operating income. As a result of the foregoing, operating income increased by 32.2% to $15.2 million for the six months ended June 30, 2021 from $11.5 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, production and sales increased significantly due to recovery from the COVID-19 pandemic. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the six months ended June 30, 2020.
Net income. As a result of the foregoing, net income increased by 40.9% to $12.4 million for the six months ended June 30, 2021, from $8.8 million for the six months ended June 30, 2020. During the six months ended June 30, 2021, production and sales increased significantly due to recovery from the COVID-19 pandemic. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the six months ended June 30, 2020.
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
Our sources of liquidity include:
•cash generated from our operations of which we had cash on hand of $2.5 million at June 30, 2021; and
•approximately $115.0 million ($225.0 million, less $110.0 million outstanding), is available for borrowing and undrawn under the Ciner Wyoming Credit Facility (as defined herein) as of June 30, 2021 (during the six months ended June 30, 2021, we made repayments on the Ciner Wyoming Credit Facility of $50.0 million, offset by borrowings of $57.5 million)
We continue to analyze all aspects of our spending in order to maintain liquidity at levels we believe are necessary. We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement (as defined herein). We are planning to refinance the Ciner Wyoming Credit Facility in the third quarter before it will be classified in short term liabilities. We are closely reviewing maintenance capital expenditures at our Wyoming facility to adequately maintain the physical assets at the Wyoming facility. In addition, we are subject to business and operational risks that could adversely affect our cash flow, access to borrowings under the Ciner Wyoming Credit Facility, and ability to make monthly installment payments under the Ciner Wyoming Equipment Financing Arrangement. Our ability to satisfy debt service obligations, to fund planned capital expenditures and to make acquisitions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
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
Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of June 30, 2021, we had a working capital balance of $127.5 million as compared to a working capital balance of $109.3 million as of December 31, 2020. The primary driver for the increase in our working capital balance was due to the startup of direct sales to international customers who typically have longer payment terms compared to the recent payment history from ANSAC, which, prior to December 31, 2020, managed international sales for the Partnership.
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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Capital Expenditures:
Maintenance	$8.5	$3.6	$16.0	$10.1
Expansion (1)	0.2	6.1	0.5	11.3
Total	$8.7	$9.7	$16.5	$21.4

(1)These capital expenditures for expansion in the three months and six months ended June 30, 2021 were allowed as they are not in the scope of the capital expenditure restrictions defined in the Facilities Agreement.
During the three and six months ended June 30, 2021, capital expenditures decreased $1.0 million and $4.9 million as compared to the three and six months ended June 30, 2020, respectively. The decrease was primarily driven by decreases in expansion capital expenditures because of the completion of our new co-generation facility, which became operational in March 2020.
Green River Expansion Project
We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million short tons of soda ash per year or up to approximately 135% of the last five-year average of soda ash produced per year. We have conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost and market analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. When considering the significant investment required by this expansion and the infrastructure improvements designed to increase our overall efficiency, as well as the COVID-19 pandemic’s negative impact on our financial results, we have re-prioritized the timing of the significant expenditure items in order to increase financial and liquidity flexibility until we have more clarity and visibility into the ongoing impact of the COVID-19 pandemic on our business. The timing of the new Green River Expansion Project as well as any other expansion capital expenditures may be impacted by certain performance ratios requirements of the Ciner Obligors’ Facilities Agreement. Based on the Ciner Obligors’ applicable ratios as of December 31, 2020 and June 30, 2021 certain of our expansion capital expenditures are prohibited until the Ciner Obligors’ applicable ratios are at acceptable levels pursuant to the Facilities Agreement. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,		Percent Increase/(Decrease)
(In millions)	2021	2020
Cash provided by (used in):
Operating activities	$18.4	$31.2	(41.0)%
Investing activities	$(17.1)	$(20.3)	(15.8)%
Financing activities	$0.7	$(8.5)	108.2%
Operating Activities
Our operating activities during the six months ended June 30, 2021 provided cash of $18.4 million, a decrease of 41.0% from the $31.2 million cash provided during the six months ended June 30, 2020, primarily as a result of the following:
•an increase of 40.9% in net income of $12.4 million during the six months ended June 30, 2021, compared to $8.8 million for the prior-year period; and
•$11.3 million of working capital used in operating activities during the six months ended June 30, 2021, compared to $8.5 million of working capital provided by operating activities during the six months ended June 30, 2020. The $19.7 million decrease in working capital relating to operating activities during the year over year was primarily due to higher net sales for six months ended June 30, 2021. It is partly offset by the higher balances of accounts payable and accrued expenses as of June 30, 2021.
Investing activities
We used cash flows of $17.1 million in investing activities during the six months ended June 30, 2021, compared to $20.3 million used during the six months ended June 30, 2020, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash provided by financing activities of $0.7 million during the six months ended June 30, 2021 increased by 108.2% over the prior-year cash used in financing activities, largely due to distributions to noncontrolling interest during the six months ended June 30, 2020.

Borrowings under the Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	June 30, 2021
Short-term borrowings from banks:
Outstanding amount at period end	$110.0
Weighted average interest rate at period end(1)	3.57%
Average daily amount outstanding for the period	$121.9
Weighted average daily interest rate for the period(1)	3.24%
Maximum month-end amount outstanding during the period	$122.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of June 30, 2021, the interest rate swap contracts had an aggregate notional value of $50.0 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.
Contractual Obligations
During the six months ended June 30, 2021, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “2020 Annual Report”) other than as described below.
•As discussed in Part I, Item 1, Financial Statements - Note 4, "Debt," on March 8, 2021, we terminated the Ciner Resources Credit Facility and fully repaid the outstanding borrowing amount.
Critical Accounting Policies
There have been no material changes in critical accounting policies followed by us during the six months ended June 30, 2021 from those disclosed in the 2020 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to net income (loss):
Net income (loss)	$6.8	$(5.4)	$12.4	$8.8
Add backs:
Depreciation, depletion and amortization expense	7.7	6.5	16.4	13.0
Interest expense, net	1.5	1.4	2.8	2.7
Equity-based compensation expense, net of forfeitures	0.3	0.3	0.4	0.7
Adjusted EBITDA	$16.3	$2.8	$32.0	$25.2
Less: Adjusted EBITDA attributable to noncontrolling interest	8.3	1.7	16.3	12.9
Adjusted EBITDA attributable to Ciner Resources LP	$8.0	$1.1	$15.7	$12.3

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$8.0	$1.1	$15.7	$12.3
Less: Cash interest expense, net attributable to Ciner Resources LP	0.7	0.6	1.2	0.1
Less: Maintenance capital expenditures attributable to Ciner Resources LP	5.8	1.9	8.3	4.6
Distributable cash flow (deficit) attributable to Ciner Resources LP	$1.5	$(1.4)	$6.2	$7.6

Cash distribution declared per unit	$—	$—	$—	$0.340
Total distributions to unitholders and general partner	$—	$—	$—	$6.8
Distribution coverage ratio	N/A	N/A	N/A	1.12

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$24.8	$14.5	$18.4	$31.2
Add/(less):
Amortization of long-term loan financing	(0.1)	—	(0.3)	—
Net change in working capital	(9.6)	(12.9)	11.3	(8.5)
Interest expense, net	1.5	1.4	2.8	2.7
Other non-cash items	(0.3)	(0.2)	(0.2)	(0.2)
Adjusted EBITDA	$16.3	$2.8	$32.0	$25.2
Less: Adjusted EBITDA attributable to noncontrolling interest	8.3	1.7	16.3	12.9
Adjusted EBITDA attributable to Ciner Resources LP	$8.0	$1.1	$15.7	$12.3
Less: Cash interest expense, net attributable to Ciner Resources LP	0.7	0.6	1.2	0.1
Less: Maintenance capital expenditures attributable to Ciner Resources LP	5.8	1.9	8.3	4.6
Distributable cash flow (deficit) attributable to Ciner Resources LP	$1.5	$(1.4)	$6.2	$7.6

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2021 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting (“ICFR”)
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Not applicable.
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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	August 2, 2021
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)
Date:	August 2, 2021
		By:	/s/ Ahmet Tohma
Ahmet Tohma Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	August 2, 2021
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)