Form 10-Q
period 2021-09-30
Ciner Resources LP
filed 2021-11-03
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 19,778,056 common units and 399,000 general partner units outstanding at October 27, 2021, the most recent practicable date.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CINER RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$3.0	$0.5
Accounts receivable—affiliates	48.1	86.5
Accounts receivable, net	109.3	40.6
Inventory	29.3	33.5
Other current assets	16.6	4.1
Total current assets	206.3	165.2
Property, plant and equipment, net	305.8	307.4
Other non-current assets	29.7	25.4
Total assets	$541.8	$498.0
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$3.0	$3.0
Accounts payable	19.5	16.4
Due to affiliates	1.8	2.9
Accrued expenses	36.0	33.6
Total current liabilities	60.3	55.9
Long-term debt	127.3	128.1
Other non-current liabilities	9.4	8.7
Total liabilities	197.0	192.7
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Ciner Wyoming Holding Co. (19.8 units issued and outstanding at September 30, 2021 and December 31, 2020)	182.7	170.0
General partner unitholders - Ciner Resource Partners LLC (0.4 units issued and outstanding at September 30, 2021 and December 31, 2020)	4.5	4.2
Accumulated other comprehensive income	7.8	—
Partners’ capital attributable to Ciner Resources LP	195.0	174.2
Noncontrolling interest	149.8	131.1
Total equity	344.8	305.3
Total liabilities and partners’ equity	$541.8	$498.0
See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2021	2020	2021	2020
Net Sales:
Sales—others	$135.6	$54.0	$384.1	$158.6
Sales—affiliates	—	44.2	—	130.2
Net sales	135.6	98.2	384.1	288.8
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	104.8	78.8	310.5	233.1
Depreciation, depletion and amortization expense	7.4	7.8	23.8	20.8
Selling, general and administrative expenses—affiliates	5.2	4.5	13.0	13.0
Selling, general and administrative expenses—others	1.5	0.2	4.9	3.5
Total operating costs and expenses	118.9	91.3	352.2	270.4
Operating income	16.7	6.9	31.9	18.4
Other (expenses) income:
Interest income	—	—	—	0.1
Interest expense	(1.3)	(1.2)	(4.1)	(4.0)
Other, net	—	(0.3)	—	(0.3)
Total other expense, net	(1.3)	(1.5)	(4.1)	(4.2)
Net income	$15.4	$5.4	$27.8	$14.2
Net income attributable to noncontrolling interest	8.0	3.1	15.1	8.5
Net income attributable to Ciner Resources LP	$7.4	$2.3	$12.7	$5.7
Other comprehensive income:
Income on derivative financial instruments	$8.6	$4.9	$15.2	$5.6
Comprehensive income	24.0	10.3	43.0	19.8
Comprehensive income attributable to noncontrolling interest	12.2	5.5	22.5	11.2
Comprehensive income attributable to Ciner Resources LP	$11.8	$4.8	$20.5	$8.6

Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.36	$0.11	$0.63	$0.28
Net income per limited partner unit (diluted)	$0.36	$0.11	$0.63	$0.28

Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.8	19.7	19.8	19.7
Weighted average limited partner units outstanding (diluted)	19.8	19.7	19.8	19.7
  See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In millions)	2021	2020
Cash flows from operating activities:
Net income	$27.8	$14.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	24.2	21.0
Equity-based compensation expenses	0.4	0.9
Other non-cash items	0.3	0.2
Changes in operating assets and liabilities:
Accounts receivable—affiliates	(3.5)	15.1
Accounts receivable, net	(26.8)	5.7
Inventory	2.9	(2.2)
Other current and non-current assets	(1.2)	0.4
Accounts payable	2.7	(1.6)
Due to affiliates	(0.9)	(0.3)
Accrued expenses and other liabilities	2.4	(1.0)
Net cash provided by operating activities	28.3	52.4
Cash flows from investing activities:
Capital expenditures	(20.7)	(28.4)
Net cash used in investing activities	(20.7)	(28.4)
Cash flows from financing activities:
Borrowings on Ciner Wyoming Credit Facility	67.5	159.0
Borrowings on Ciner Resources Credit Facility	1.0	—
Borrowings on Ciner Wyoming Equipment Financing Arrangement	—	30.0
Repayments on Ciner Wyoming Credit Facility	(65.0)	(196.0)
Repayments on Ciner Resources Credit Facility	(2.0)	—
Repayments on Ciner Wyoming Equipment Financing Arrangement	(2.3)	(1.5)
Distributions to common unitholders, general partner, and noncontrolling interest	(3.9)	(27.9)
Other	(0.4)	(0.8)
Net cash used in financing activities	(5.1)	(37.2)
Net increase/(decrease) in cash and cash equivalents	2.5	(13.2)
Cash and cash equivalents at beginning of period	0.5	14.9
Cash and cash equivalents at end of period	$3.0	$1.7

Supplemental disclosure of cash flow information:
Interest paid during the period	$3.5	$4.0
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$2.7	$9.3
 See accompanying notes.

CINER RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Attributable to Ciner Resources LP Equity	Noncontrolling Interest	Total Equity
(In millions)
Balance at December 31, 2019	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Net income	6.6	0.1	—	6.7	7.5	14.2
Other comprehensive loss	—	—	(1.0)	(1.0)	(1.1)	(2.1)
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Distributions	(6.7)	(0.1)	—	(6.8)	(7.1)	(13.9)
Balance at March 31, 2020	$171.4	$4.3	$(4.0)	$171.7	$126.5	$298.2
Net income (loss)	(3.3)	—	—	(3.3)	(2.1)	(5.4)
Other comprehensive income	—	—	1.4	1.4	1.4	2.8
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Distributions	(6.7)	(0.2)	—	(6.9)	(7.1)	(14.0)
Balance at June 30, 2020	$161.7	$4.1	$(2.6)	$163.2	$118.7	$281.9
Net income	2.3	—	—	2.3	3.1	5.4
Other comprehensive income	—	—	2.5	2.5	2.4	4.9
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Balance at September 30, 2020	$164.1	$4.1	$(0.1)	$168.1	$124.2	$292.3

Balance at December 31, 2020	$170.0	$4.2	$—	$174.2	$131.1	$305.3
Net income	2.4	—	—	2.4	3.2	5.6
Other comprehensive income	—	—	0.8	0.8	0.7	1.5
Distributions	—	—	—	—	(3.9)	(3.9)
Balance at March 31, 2021	$172.4	$4.2	$0.8	$177.4	$131.1	$308.5
Net income	2.8	0.1	—	2.9	3.9	6.8
Other comprehensive income	—	—	2.6	2.6	2.6	5.2
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Balance at June 30, 2021	$175.5	$4.3	$3.4	$183.2	$137.6	$320.8
Net income	7.2	0.2	—	7.4	8.0	15.4
Other comprehensive income	—	—	4.4	4.4	4.2	8.6
Balance at September 30, 2021	$182.7	$4.5	$7.8	$195.0	$149.8	$344.8
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
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three and nine month periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2021. There have been no material changes in the significant accounting policies followed by us during the nine months ended September 30, 2021 from those disclosed in the 2020 Annual Report.
Noncontrolling Interest
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our year-to-date production is recovering from the COVID-19 pandemic negative impact, given we cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions. If the economy or markets in which we operate remain weaker than pre-COVID-19 levels, our business, financial condition and results of operations may be further materially and adversely impacted.

Subsequent Events
We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements and SEC Rules
SEC Rules
On October 31, 2018, the SEC issued a final rule that amends the current disclosure regime for SEC registrants with material mining operations. Among the final rule’s amendments is the addition of Subpart 1300 to SEC Regulation S-K. The purpose of the amendments is to provide investors with more comprehensive information while aligning the SEC’s disclosure requirements with the global regulatory standards outlined by the Committee for Mineral Reserves International Reporting Standards, which is commonly referred to as “CRIRSCO.” When assessing the materiality of mining operations to determine whether disclosures are required, registrants must consider operations in the aggregate (including all mining properties irrespective of the current stage of development or operation) and evaluate both quantitative and qualitative factors. Registrants must comply with the revised requirements for their first fiscal year beginning on or after January 1, 2021. Further, the disclosures required under the final rule must be supported by the work of a qualified person, such as a mine engineer. When a registrant first reports mineral reserves or resources, or makes a material change to such disclosures, it must file a technical report summary supporting the disclosure. The Partnership continues to evaluate the impact this guidance will have on its disclosures and will include such disclosures in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
In addition to the common units, we have also identified the general partner interest and incentive distribution rights (“IDRs”) as participating securities and use the two-class method when calculating the net income per unit applicable to limited partners, which is based on the weighted-average number of common units outstanding during the period. Anti-dilutive units outstanding were immaterial for both the three and nine months ended September 30, 2021 and 2020.
The net income attributable to limited partner unitholders and the weighted average units for calculating basic and diluted net income per limited partner units were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2021	2020	2021	2020
Numerator:
Net income attributable to Ciner Resources LP	$7.4	$2.3	$12.7	$5.7
Less: General partner’s interest in net income	0.2	—	0.3	0.1
Total limited partners’ interest in net income	$7.2	$2.3	$12.4	$5.6

Denominator:
Weighted average limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.8	19.7	19.8	19.7
Weighted average limited partner units outstanding (diluted)	19.8	19.7	19.8	19.7

Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.36	$0.11	$0.63	$0.28
Net income per limited partner unit (diluted)	$0.36	$0.11	$0.63	$0.28
The calculation of limited partners’ interest in net income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income attributable to common unitholders:
Distributions (1)	$6.7	$—	$6.7	$6.7
Undistributed earnings (Distributions in excess) of net income	0.5	2.3	5.7	(1.1)
Common unitholders’ interest in net income	$7.2	$2.3	$12.4	$5.6

(1) Distributions declared per limited partner unit for the period	$0.340	$—	$0.340	$0.340
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
In an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on August 3, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. In addition, effective August 3, 2020, in connection with the quarterly distribution for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders that continued for each of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021.
In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
In October 2021, the board of managers of Ciner Wyoming approved a $15.0 million distribution to the members of Ciner Wyoming.
On October 29, 2021, the Partnership declared its third quarter 2021 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on November 19, 2021 to unitholders of record on November 9, 2021.
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
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution also apply to quarterly distribution amounts that are less than the minimum quarterly distribution including for the declared quarterly distributions of $0.340 per unit for the third quarter of 2021. Under our partnership agreement, our general partner has considerable discretion to determine the amount of available cash (as defined therein) for distribution each quarter to the Partnership’s unitholders, including discretion to establish cash reserves that would limit the amount of available cash eligible for distribution to the Partnership’s unitholders for any quarter. The Partnership does not guarantee that it will pay the target amount of the minimum quarterly distribution listed below (or any distributions) on its units in any quarter. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs, and (4) assume that we do not issue additional classes of equity securities.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%
Thereafter	above $0.7500	50.0%	50.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	September 30, 2021	December 31, 2020
Raw materials	$8.8	$9.9
Finished goods	9.8	13.4
Stores inventory	10.7	10.2
Total	$29.3	$33.5

4. DEBT
Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	September 30, 2021	December 31, 2020
Prior Ciner Wyoming Credit Facility, secured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.50% and 2.25% at September 30, 2021 and December 31, 2020, respectively	$105.0	$102.5
Ciner Wyoming Equipment Financing Arrangement with maturity date of March 26, 2028, fixed interest rate of 2.479%	25.3	27.6
Ciner Resources Credit Facility, secured principal expiring on August 1, 2022, variable interest rate as a weighted average rate of 2.25% at December 31, 2020	—	1.0
Total debt	130.3	131.1
Current portion of long-term debt	3.0	3.0
Total long-term debt	$127.3	$128.1
Aggregate maturities required on long-term debt as of September 30, 2021 are due in future years as follows:

(In millions)	Amount
2021	$0.8
2022	3.1
2023	3.2
2024	3.3
2025	3.3
Thereafter	116.8
Total	$130.5

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
The Ciner Wyoming Equipment Financing Arrangement (1) prior to the Third Amendment to the Master Agreement (as defined below), incorporated all covenants in the Prior Ciner Wyoming Credit Facility, now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and after the Third Amendment to the Master Agreement incorporates all covenants in the Ciner Wyoming Credit Facility (as defined below) now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii) certain mergers or the occurrence of a change of control as a result of which Ciner Wyoming is directly or indirectly controlled by persons or entities not currently directly or indirectly controlling Ciner Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Equipment Financing Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Equipment Financing Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any Equipment Note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any Equipment Note, and to charge Ciner Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Ciner Wyoming Equipment Financing Arrangement.
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
In connection with the Second Amendment to the Master Agreement (as defined below), the Master Agreement was amended to incorporate, among other things, the modified covenants set forth in the Second Amendment to the Master Agreement related to consolidated leverage ratios of Ciner Wyoming.
Ciner Wyoming’s balance under the Ciner Wyoming Equipment Financing Arrangement as of September 30, 2021 was $25.5 million ($25.3 million net of financing costs).
In connection with the event of default (the “Facilities Agreement Default”) under the Facilities Agreement (as defined below) that arose in February 2021 (as defined and described below in the WE Soda and Ciner Enterprises Facilities Agreement section), Ciner Wyoming entered into a second amendment to the Master Agreement (the “Second Amendment to the Master Agreement”) on March 5, 2021. Such amendment modified the definition of change of control under the Master Agreement in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders foreclosing on certain equity interests in Ciner Holdings (the “Equity Default Remedy”) as a remedy for the Facilities Agreement Default, or as a remedy for future events of default under the Facilities Agreement. As of September 30, 2021, Ciner Wyoming was in compliance with all financial covenants of the Ciner Wyoming Equipment Financing Arrangement, as amended.
On October 28, 2021, in connection with the entry into the Ciner Wyoming Credit Facility (which replaced the Prior Ciner Wyoming Credit Facility), Ciner Wyoming and the Equipment Financing Lender entered into the Third Amendment to the Master Agreement, dated as of March 25, 2020 (the “Third Amendment to the Master Agreement”), in order to amend and restate all covenants that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test to conform with the Ciner Wyoming Credit Facility.
Management is not aware of any current circumstances that would result in an event of default under the Ciner Wyoming Equipment Financing Arrangement in the next twelve months.
Prior Ciner Wyoming Credit Facility
On August 1, 2017, Ciner Wyoming entered into a Credit Agreement (as amended, the “Prior Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association (“PNC Bank”), as administrative agent, swing line lender and a Letter of Credit (“L/C”) issuer. The Prior Ciner Wyoming Credit Facility was a $225.0 million senior secured revolving credit facility with a syndicate of lenders, which would have matured on the fifth anniversary of the closing date of such credit facility. The Prior Ciner Wyoming Credit Facility provided for revolving loans to fund working capital requirements, and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Prior Ciner Wyoming Credit Facility had an accordion feature that allowed Ciner Wyoming to increase the available revolving borrowings under the facility by up to an additional $75.0 million, subject to Ciner Wyoming receiving increased commitments from existing lenders or new commitments from new lenders and the satisfaction of certain other conditions. In addition, the Prior Ciner Wyoming Credit Facility included a sublimit up to $20.0 million for same-day swing line advances and a sublimit up to $40.0 million for letters of credit.
In addition, the Prior Ciner Wyoming Credit Facility contained various covenants and restrictive provisions that limited (subject to certain exceptions) Ciner Wyoming’s ability to:
•make distributions on or redeem or repurchase units;
•incur or guarantee additional debt;
•make certain investments and acquisitions;
•incur certain liens or permit them to exist;
•enter into certain types of transactions with affiliates of Ciner Wyoming;
•merge or consolidate with another company; and
•transfer, sell or otherwise dispose of assets.
The Prior Ciner Wyoming Credit Facility contained events of default customary for transactions of this nature, including (i) failure to make payments required under the Prior Ciner Wyoming Credit Facility, (ii) failure to comply with covenants and financial ratios in the Prior Ciner Wyoming Credit Facility, (iii) the occurrence of a change of control, (iv) the institution of insolvency or similar proceedings against Ciner Wyoming and (v) the occurrence of a default under any other material indebtedness Ciner Wyoming may have.
Loans under the Prior Ciner Wyoming Credit Facility bear interest at Ciner Wyoming’s option at either:
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
The Prior Ciner Wyoming Credit Facility had an interest rate floor of 0.50%.

The unused portion of the Prior Ciner Wyoming Credit Facility was subject to a per annum commitment fee and the applicable margin of the interest rate under the Prior Ciner Wyoming Credit Facility was determined as follows:

Pricing Tier	Leverage Ratio	Eurodollar Rate Loans	Base Rate Loans	Commitment Fee
1	< 1.25:1.0	1.500%	0.500%	0.250%
2	≥ 1.25:1.0 but < 1.75:1.0	1.750%	0.750%	0.275%
3	≥ 1.75:1.0 but < 2.25:1.0	2.000%	1.000%	0.300%
4	≥ 2.25:1.0 but < 3.00:1.0	2.250%	1.250%	0.375%
5	≥ 3.00:1.0 but < 3.50:1.0	2.500%	1.500%	0.375%
6	≥ 3.50:1.0 but < 4.00:1.0	2.750%	1.750%	0.425%
7	≥ 4.00:1.0	3.000%	2.000%	0.475%
In connection with the Facilities Agreement Default (defined below), Ciner Wyoming entered into a Third Amendment to the Prior Ciner Wyoming Credit Facility (the “Third Amendment”) in order to prevent an event of default thereunder that could have otherwise resulted from the Facilities Agreement lenders exercising the Equity Default Remedy as a remedy for the Facilities Agreement Default, or a future event of default under the Facilities Agreement. Such amendment (i) modified the definition of change of control to exclude any change in control that could arise from lender actions under the Facilities Agreement relating to any events of default under the Facilities Agreement; (ii) reduced the leverage ratio to 3.00 to 1.00 for the quarter ended June 30, 2021 and each fiscal quarter thereafter (from amendments prior to the Third Amendment, a leverage ratio of 4.50 to 1.0 or lower was required for the quarter ended March 31, 2021 and an interest coverage ratio of not less than 3.00 to 1.0 is required); and (iii) added a covenant that any borrowings under the Wyoming Credit Facility are secured by substantially all of Ciner Wyoming’s personal property, subject to certain exclusions. As of September 30, 2021, Ciner Wyoming was in compliance with all financial covenants of the Prior Ciner Wyoming Credit Facility.
On October 28, 2021, Ciner Wyoming terminated the Prior Ciner Wyoming Credit Facility and entered into the Ciner Wyoming Credit Facility as described below.
2021 Ciner Wyoming Credit Facility
On October 28, 2021, Ciner Wyoming entered into a new $225.0 million senior secured revolving credit facility (the “Ciner Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Ciner Wyoming Credit Facility matures on October 28, 2026. On closing, the amount drawn under this new Ciner Wyoming Credit Facility approximated the amount outstanding under the Prior Ciner Wyoming Credit Facility at September 30, 2021.
The Ciner Wyoming Credit Facility provides, among other things:
•a sublimit up to $40.0 million for the issuance of standby letters of credit and a sublimit up to $20.0 million for swingline loans;
•an accordion feature that enables Ciner Wyoming to increase the revolving borrowings under the Ciner Wyoming Credit Facility by up to an additional $250.0 million (subject to certain conditions);
•in addition to the aforementioned revolving borrowings, an ability to incur up to $225 million of additional term loan facility indebtedness to finance Ciner Wyoming’s capacity expansion capital expenditures; (subject to certain conditions);
•a pledge by Ciner Wyoming of substantially all of Ciner Wyoming’s assets (subject to certain exceptions), including: (i) all present and future shares of any subsidiaries of Ciner Wyoming (whether now existing or hereafter created) and (ii) all personal property of Ciner Wyoming (subject to certain conditions);
•contains various covenants and restrictive provisions that limit (subject to certain exceptions) Ciner Wyoming’s ability to: (i) incur certain liens or permit them to exist; (ii) incur or guarantee additional indebtedness; (iii) make certain investments and acquisitions related to Ciner Wyoming’s operations in Wyoming); (iv) merge or consolidate with another company; (v) transfer, sell or otherwise dispose of assets, (vi) make distributions; (vii) change the nature of Ciner Wyoming’s business; and (viii) enter into certain transactions with affiliates;
•a requirement to maintain a quarterly consolidated leverage ratio of not more than 3.25:1:00; provided, however, subject to certain conditions, Ciner Wyoming shall have the ability to increase the maximum consolidated leverage ratio to 3.75:1.00 for a year while Ciner Wyoming is undertaking capacity expansion capital expenditures;

•a requirement to maintain a quarterly consolidated interest coverage ratio of not less than 3.00:1.00; and
•customary events of default including (i) failure to make payments required under the Ciner Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a voluntary change of control, as a result of which Ciner Wyoming is directly or indirectly controlled by persons or entities not currently directly or indirectly controlling Ciner Wyoming, (iv) the institution of insolvency or similar proceedings against Ciner Wyoming, and (v) the occurrence of a cross default under any other material indebtedness Ciner Wyoming may have. Upon the occurrence of an event of default, in their discretion, the Ciner Wyoming Credit Facility lenders may exercise certain remedies, including, among others, accelerating the maturity of any outstanding loans, accrued and unpaid interest and all other amounts owing and payable such that all amounts thereunder will become immediately due and payable, and if not timely paid upon such acceleration, to charge Ciner Wyoming a default rate of interest on all amounts outstanding under the Ciner Wyoming Credit Facility. However, upon the occurrence of an involuntary change of control of Ciner Wyoming, including the Facilities Agreement lenders exercising their Equity Default Remedy in case of a default of the Facilities Agreement, and after the passage of time as specified in the Ciner Wyoming Credit Facility, Ciner Wyoming’s debt thereunder would be accelerated.
In addition, loans under the Ciner Wyoming Credit Facility (other than any swingline loans) will bear interest at Ciner Wyoming’s option at either:
•a base rate, which equals the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate then in effect on such day, plus 0.50%; (iii) one-month Bloomberg Short-Term Bank Yield Index (“BSBY”) adjusted daily rate, plus 1.0%; and (iv) 1.0%, plus, in each case, an applicable margin range from 0.50% to 1.75% based on the consolidated leverage ratio of Ciner Wyoming; or
•a BSBY rate for interest periods of one, three or six months, plus, in each case, an applicable margin range from 1.50% to 2.75% based on the consolidated leverage ratio of Ciner Wyoming.
In addition, if a BSBY rate ceases to exist for any period, loans under the Ciner Wyoming Credit Facility will bear interest based on alternative indexes (including the secured overnight financing rate), plus an applicable margin. The unused portion of the Ciner Wyoming Credit Facility is subject to a quarterly fee ranging from 0.225% to 0.350% based on the consolidated leverage ratio of Ciner Wyoming.
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
On March 8, 2021, the Partnership terminated the Ciner Resources Credit Facility and repaid in full its obligations thereunder.

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
Even though neither we nor Ciner Wyoming are a party or a guarantor under the Facilities Agreement while any amounts are outstanding under the Facilities Agreement we will be indirectly affected by certain affirmative and restrictive covenants that apply to WE Soda and its subsidiaries (which include us). Besides the customary covenants and restrictions, the Facilities Agreement includes provisions that, without a waiver or amendment approved by lenders, whose commitments are more than 66-2/3% of the total commitments under the Facilities Agreement to undertake such action, would (i) prevent certain transactions (including loans) with our affiliates, including such transactions that could reasonably be expected to materially and adversely affect the interests of certain finance parties, (ii) restrict the ability to amend our limited partnership agreement or the general partner’s limited liability company agreement or our other constituency documents if such amendment could reasonably be expected to materially and adversely affect the interests of the lenders to the Facilities Agreement, (iii) restrict the amount of certain of our capital expenditures if certain ratios are not achieved by the Ciner Obligors thereunder and (iv) prevent actions that enable certain restrictions or prohibitions on our ability to upstream cash (including via distributions) to the borrowers under the Facilities Agreement. The restrictions to the Partnership’s expansion capital expenditures, which existed at December 31, 2020, March 31, 2021, and June 30, 2021, no longer exists as of September 30, 2021 as the Ciner Obligors’ applicable ratios met the specified levels pursuant to the Facilities Agreement.
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
In February 2021, Ciner Wyoming was informed that an event of default under the Facilities Agreement had arisen and that the Ciner Obligors were working with the Facilities Agreement lenders to resolve this Facilities Agreement Default. In order to prevent an event of default under each of the Ciner Wyoming Equipment Financing Arrangement and Prior Ciner Wyoming Credit Facility, which could have otherwise resulted from the Facilities Agreement lenders exercising their Equity Default Remedy, Ciner Wyoming entered into the Second Amendment to the Master Agreement and the Third Amendment to the Prior Ciner Wyoming Credit Facility to modify the related definitions of change of control as described above. Furthermore, we terminated the Ciner Resources Credit Facility and repaid in full our obligations thereunder. On April 19, 2021 and June 18, 2021, WE Soda and Ciner Enterprises obtained waivers that waived all identified events of default through those dates. As such, all identified events of default under the Facilities Agreement have been waived and management is not aware of any current circumstances that would result in an event of default under the Facilities Agreement as of September 30, 2021.
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	September 30, 2021	December 31, 2020
Reclamation reserve	$7.6	$7.3
Derivative instruments and hedges, fair value liabilities and other	1.8	1.4
Total	$9.4	$8.7
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	September 30, 2021	December 31, 2020
Beginning reclamation reserve balance	$7.3	$5.7
Accretion expense	0.3	0.3
Reclamation adjustments (1)	—	1.3
Ending reclamation reserve balance	$7.6	$7.3

(1) The reclamation costs are periodically evaluated for adjustments by the Wyoming Department of Environmental Quality. See Note 9 “Commitments and Contingencies,” “Off-Balance Sheet Arrangements” for additional information on our reclamation reserve, including changes to the underlying reclamation obligation that resulted in the asset retirement obligation reclamation adjustment.

6. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Ciner Corp and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the Pension Plan (the “Retirement Plan”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. The Retirement Plan covers substantially all full-time employees hired before May 1, 2001. Ciner Corp’s Retirement Plan had a net liability balance of $51.9 million and $55.1 million as of September 30, 2021 and December 31, 2020, respectively. Ciner Corp’s current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portions of the Retirement Plan’s net periodic pension benefit were $0.6 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and were $2.0 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in the amount of benefit recognized during the nine months ended September 30, 2021 was driven by asset changes from the prior period.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan were $0.5 million for each of the three months ended September 30, 2021 and 2020 and were $2.8 million for each of the nine months ended September 30, 2021 and 2020.
Postretirement Benefits - Most of the Partnership’s employees hired prior to May 1, 2017 are eligible for postretirement benefits other than pensions if they reach retirement age while still employed.
The postretirement benefits are accounted for by Ciner Corp on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Ciner Corp has the right to modify or terminate the plan. The Ciner Corp post-retirement plan had a net unfunded liability of $12.9 million and $13.1 million as of September 30, 2021 and December 31, 2020, respectively.
The Partnership’s allocated portions of postretirement costs were $0.2 million for each of the three months ended September 30, 2021 and 2020 and were $0.7 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively.
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of September 30, 2021, subject to further adjustment as provided in the Plan, a total of 0.7 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
During the nine months ended September 30, 2021, a total of 17,511 common units were granted and fully vested to non-employee directors compared to 21,720 common units were granted during the nine months ended September 30, 2020. The grant date average fair value per unit of these awards was $13.20 and $9.88 for the nine months ended September 30, 2021 and 2020, respectively. The total fair value of these awards was approximately $0.2 million during each of the nine months ended September 30, 2021 and 2020.

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
The following table presents a summary of activity on the Time Restricted Unit Awards:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	21,937	$17.57	55,454	$20.33
Vested	(12,247)	18.46	(27,802)	22.94
Forfeited	(1,332)	16.45	(1,142)	18.29
Unvested at the end of the period	8,358	$16.45	26,510	$17.54

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
The following table presents a summary of activity on the TR Performance Unit Awards:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	7,678	$41.53	20,173	$41.79
Vested	(7,678)	41.53	(9,058)	42.21
Forfeited	—	—	(655)	26.05
Unvested at the end of the period	—	$—	10,460	$42.41

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
The following table presents a summary of activity on the 2019 Performance Unit Awards for the period:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	29,057	$16.45	35,908	$16.45
Forfeited	(3,995)	16.45	(1,384)	16.45
Unvested at the end of the period	25,062	$16.45	34,524	$16.45

(1)Determined by dividing the weighted average price per common unit on the date of grant.
Unrecognized Compensation Expense
A summary of the Partnership’s unrecognized compensation expense for its unvested restricted time and performance-based units, and the weighted-average periods over which the compensation expense is expected to be recognized are as follows:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)	Unrecognized Compensation Expense (In millions)	Weighted Average to be Recognized (In years)
Time Restricted Unit Awards	$0.1	0.45	$0.4	1.46
TR Performance Unit Awards	—	—	0.1	0.50
2019 Performance Unit Awards	—	0.34	0.1	1.50
Total	$0.1		$0.6

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income, attributable to Ciner Resources, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive income as of September 30, 2021 and December 31, 2020, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2020	—
Other comprehensive income before reclassification	9.5
Amounts reclassified from accumulated other comprehensive loss	(1.7)
Net current period other comprehensive income	7.8
Balance at September 30, 2021	$7.8
Other Comprehensive Income (Loss)
Other comprehensive income/(loss), including the portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized gain/(loss) on derivative financial instruments and the impact of discontinuation of any hedge accounting. The components of other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Unrealized gain/(loss) on derivatives:
Mark to market and other adjustment on interest rate swap contracts	$0.1	$0.3	$0.5	$(0.6)
Mark to market adjustment on natural gas forward contracts	8.5	4.6	14.7	6.2
Gain on derivative financial instruments	$8.6	$4.9	$15.2	$5.6

Reclassifications for the Period
The components of other comprehensive (loss) income, attributable to Ciner Resources LP, that have been reclassified consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2021	2020	2021	2020
Details about other comprehensive (loss) income components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$—	$0.1	$0.2	$0.3	Interest expense
Natural gas forward contracts	(1.4)	0.4	(1.9)	1.4	Cost of products sold
Total reclassifications for the period	$(1.4)	$0.5	$(1.7)	$1.7

9. COMMITMENTS AND CONTINGENCIES
Except as described below, there have been no significant changes to commitments and contingencies since December 31, 2021, which are described in the Partnerships Annual Report on Form 10-K for the year ended December 31, 2021 within Part II, Item 8, “Financial Statement and Supplementary Data—Note 14—Commitments and Contingencies.” During the three months ended September 30, 2021, we entered into certain logistic services commitments with various third parties that expire during 2022 and have a minimum contractual obligation for purchases by Ciner Wyoming of approximately $19.1 million for such logistic services. From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of such proceedings and whether any damages resulting from them will be covered by insurance.
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
Ciner Corp was the exclusive sales agent for the Partnership and through its membership in ANSAC, through December 31, 2020, Ciner Corp has responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Through December 31, 2020, ANSAC served as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. ANSAC operated on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. As previously disclosed as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, effective as of the end of day on December 31, 2020, Ciner Corp exited ANSAC (the “ANSAC termination date”). In connection with the exit settlement agreement with ANSAC (the “ANSAC Early Exit Agreement”), among other things, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp continues to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and also purchases a limited amount of export logistics services in 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery. For the three months and nine months ended September 30, 2021, the total logistic services, which are included in cost of products sold, from other Ciner affiliates were approximately $0.8 million and $3.0 million, respectively.
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
In accordance with the ANSAC Early Exit Agreement, Ciner Corp began marketing soda ash on the Partnership’s behalf directly into international markets and building its international sales, marketing and supply chain infrastructure. The Partnership has access to utilize the distribution network that has already been established by the Ciner Group. Having the option of combining our volumes with Ciner Group’s soda ash exports from Turkey, Ciner Corp’s strategic exit from ANSAC has helped the Partnership leverage Ciner Group’s, the world’s largest natural soda ash producer, soda ash operations which has improved our ability to optimize our market share both domestically and internationally. Being able to work with the Ciner Group provides the Partnership with the opportunity to better attract and more efficiently serve larger global customers. In addition, the Partnership is working to enhance its international logistics infrastructure that includes, among other things, a domestic port for export capabilities. These export capabilities are being developed by an affiliated company and options being evaluated range from continued outsourcing in the near term to developing its own port capabilities in the longer term.
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
As a result of terminating Ciner Corp’s membership in ANSAC, ANSAC is no longer an affiliate of the Partnership as of the ANSAC termination date. The following tables include transactions with ANSAC as an affiliate prior to the ANSAC termination date on December 31, 2020. The transactions with ANSAC as of and for the three and nine months ended September 30, 2021 are reported as non-affiliate transactions.
The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Ciner Corp	$5.2	$4.1	$13.0	$11.6
ANSAC (1)	N/A	0.4	N/A	1.4
Total selling, general and administrative expenses - affiliates	$5.2	$4.5	$13.0	$13.0

(1) ANSAC allocated its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
ANSAC	N/A	$44.2	N/A	$130.2
Total	N/A	$44.2	N/A	$130.2

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
(In millions)	Accounts receivable from affiliates		Due to affiliates
ANSAC	N/A	$41.9	N/A	$0.2
Ciner Corp	$48.1	44.6	$1.8	2.6
Other	—	—	—	0.1
Total	$48.1	$86.5	$1.8	$2.9

The increase in due from Ciner Corp from December 31, 2020 to September 30, 2021 is due to funding of pension and postretirement plans offered and administered by Ciner Corp. The amounts due from Ciner Corp are primarily related to the funding, that the Partnership provides for pension and postretirement plans as contributions on behalf of Ciner Corp, in excess of the amounts that have been allocated to the Partnership related to its participation in the plans.

11. REVENUE
We have one major international customer which accounts for over 10% of total net sales for both the quarter ended and nine months ended September 30, 2021 and 2020. Revenues from this international customer were approximately $27.7 million and $44.2 million for the three months ended September 30, 2021 and 2020, respectively, and were $82.3 million and $130.2 million for the nine months ended September 30, 2021 and 2020, respectively. The net sales by geographic area are as follows:
The net sales by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Domestic	$71.1	$53.7	$207.9	$153.1
International	64.5	44.5	176.2	135.7
Total net sales	$135.6	$98.2	$384.1	$288.8

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
We have interest rate swap contracts to mitigate our exposure to possible increases in interest rates. The swap contracts had an aggregate notional value of $37.5 million at September 30, 2021 and December 31, 2020. The swaps have various maturities through 2024. Because the Prior Ciner Wyoming Credit Facility had an interest rate floor of 0.5%, the correlations between the interest on that arrangement and the corresponding interest rate swaps are not highly effective for accounting purposes. The impact of discontinued hedge accounting was de minimis.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $25.5 million and $25.9 million at September 30, 2021 and December 31, 2020, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations as of September 30, 2021 and December 31, 2020:

		Assets			Liabilities
		September 30, 2021	December 31, 2020		September 30, 2021	December 31, 2020
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—	$—	Accrued Expenses	$0.4	$0.2
Natural gas forward contracts - current	Other current assets	13.7	1.4	Accrued Expenses	—	0.7
Interest rate swap contracts - non-current		—	—	Other non-current liabilities	0.4	1.1
Natural gas forward contracts - non-current	Other non-current assets	3.7	0.9	Other non-current liabilities	1.3	0.2
Total fair value of derivatives designated as hedging instruments		$17.4	$2.3		$2.1	$2.2
Financial Assets and Liabilities Not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.

13. SUBSEQUENT EVENTS
Reinstatement of Distributions
Effective as of October 25, 2021, the members of the Board of Managers of Ciner Wyoming, approved a cash distribution to the members of Ciner Wyoming in the aggregate amount of $15.0 million. This distribution is payable on November 17, 2021.
On October 29, 2021, the Partnership declared a cash distribution approved by the board of directors of our general partner. The cash distribution for the third quarter of 2021 of $0.340 per unit will be paid on November 19, 2021 to unitholders of record on November 9, 2021.
Developments with Respect to Ciner Wyoming Credit Facilities
On October 28, 2021, Ciner Wyoming entered into the Ciner Wyoming Credit Facility and terminated the Prior Ciner Wyoming Credit Facility. In addition, on October 28, 2021, in connection with the entry into the Ciner Wyoming Credit Facility, Ciner Wyoming and the Equipment Financing Lender entered into the Third Amendment to the Master Agreement in order to amend and restate all covenants that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test to conform with the Ciner Wyoming Credit Facility.

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
•the freight costs we pay to transport our soda ash to customers or various delivery points and recent disruptions in the global supply chain and overall port congestion;
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
•the creditworthiness of our customers;
•a cybersecurity event;
•the short and long term impact of the COVID-19 pandemic, including the impact of government orders on our employees, suppliers, customers and operations and the ultimate effectiveness of vaccines and related programs on new variants of the virus, including the Delta variant;
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
Recent Developments
COVID-19
COVID-19 and its variants (“COVID-19), including the Delta variant, continue to cause certain disruptions to the economy throughout the world, including the United States and markets to which our products have historically been exported. There have been extraordinary actions taken by international, federal, state, and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions throughout the world, including travel bans, many vaccine mandate policies, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. Vaccines for COVID-19 became first available on a limited basis in late December 2020. They are becoming more widely available globally and the age limit in the U.S. continues to decline so that more individuals are eligible for the vaccine.
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
The Impact of COVID-19
In the first half of 2020 and primarily in the beginning of the second quarter of 2020, we saw a decline in demand due to the COVID-19 pandemic adversely impacting our sales and production volume, and price per ton; but, in the second half of 2020 and thereafter, we saw the signs of recovery on our operations domestically as well as internationally in the form of increased global demand, notwithstanding certain pricing pressure. We experienced fluctuations in quarter over quarter soda ash volume sold of 4.4% decline, 35.7% decline, 26.7% increase, and 9.5% increase in the first, second, third and fourth quarters of 2020, compared to the immediately preceding quarter respectively. During the nine months ended September 30, 2021, we saw continued recovery in both domestic and international business. The soda ash volume sold in the first, second, and third quarters for 2021 increased 21.7%, decreased 9.7%, and increased 7.8%, respectively, compared to the immediately preceding quarter. The decline in the soda ash volume sold in the second quarter of 2021 compared to the first quarter of 2021 is primarily due to the first quarter of 2021 including significant international sales volumes associated with the initial impact of selling directly to international customers as part of our December 31, 2020 ANSAC exit. Sales volumes for the three months ended September 30, 2021 are at pre-COVID-19 pandemic levels, which we consider to be sales levels prior to the second quarter 2020. Sales volumes for the three months ended September 30, 2021 and 2020 were 0.7 million short tons and 0.5 million short tons, respectively. Sales volumes for the nine months ended September 30, 2021 and 2020 were 2.1 million short tons and 1.6 million short tons, respectively.
The COVID-19 Delta variant among other variants, is spreading rapidly in a number of countries including the U.S and new COVID-19 confirmed cases increased significantly during the summer. As the number of individuals who have been vaccinated has increased, a downward daily trend of new COVID-19 confirmed cases was observed recently. At this time, we still cannot predict the duration or the scope of the COVID-19 pandemic and its impact on our operations, and the potential negative financial impact to our results cannot be reasonably estimated but could be material. We are actively managing the business to maintain cash flow, and we believe we have enough liquidity to meet our anticipated liquidity requirements.
For the nine months ended September 30, 2021, we have incurred $1.4 million in costs directly related to COVID-19 primarily in the form of costs related to employee safety and retention and additional inventory storage and logistics costs. For the three months ended September 30, 2021 and 2020, we incurred $0.4 million and $0.7 million in costs directly related to COVID-19, respectively.
Termination of Membership in ANSAC
As previously disclosed as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, effective as of the end of day on December 31, 2020, Ciner Corp exited ANSAC. In connection with the settlement agreement with ANSAC, there are sales commitments to ANSAC in 2021 and 2022 where Ciner Corp will continue to sell, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. The Partnership has made the necessary arrangements to manage the sale of its export tons in 2022 through existing distribution channels.
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
Reinstatement of Distributions
Our general partner has considerable discretion in determining the amount of available cash, the amount of distributions and the decision to make any distribution. Although our partnership agreement requires that we distribute all of our available cash quarterly, there is no guarantee that we will make quarterly cash distributions to our unitholders, and we have no legal obligation to do so.
In an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, on August 3, 2020, each of the members of the board of managers of Ciner Wyoming approved a suspension of quarterly distributions to its members. In addition, effective August 3, 2020, in connection with the quarterly distribution for the quarter ended June 30, 2020, each of the members of the board of directors of our general partner approved a suspension of quarterly distributions to our unitholders that continued for each of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021.

In March 2021, the board of managers of Ciner Wyoming approved a special $8.0 million distribution to, amongst other things, provide the Partnership with funds to retire the Ciner Resources Credit Facility.
In October 2021, the board of managers of Ciner Wyoming approved a $15.0 million distribution to the members of Ciner Wyoming.
On October 29, 2021, the Partnership declared its third quarter 2021 quarterly cash distribution of $0.340 per unit. The quarterly cash distribution is payable on November 19, 2021 to unitholders of record on November 9, 2021.
Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near- and mid-term, we expect that COVID-19 will continue to have an impact on the supply chain of our customers and customer segments which may have a negative impact on demand for our products. Our international demand was impacted the most as different countries continue to deal with different levels of the outbreak and shutdowns, but showed signs of recovery internationally during the second half of 2020. The soda ash volume sold to both domestic and international customers increased in the third and fourth quarters of 2020 sequentially over the prior quarter. The soda ash volume sold to international customers increased 23.8%, decreased 20.7% and increased 13.5% in the first, second, and third quarters of 2021 compared to the immediately preceding quarter, respectively. The soda ash volume sold to domestic customers increased 19.2%, 4.5%, and 2.2% in the first, second, and third quarters of 2021 compared to the immediately preceding quarter, respectively. The increase in the soda ash volume sold in the first quarter of 2021 compared to the fourth quarter of 2020 is primarily due to the first quarter of 2021 including significant international sales volumes associated with the initial impact of selling directly to international customers as part of our December 31, 2020 ANSAC exit. During the second quarter of 2021, the soda ash volume sold to domestic customers and international customers was 68.7% higher and 38.7% higher, respectively, than that of the second quarter of 2020. During the third quarter of 2021, the soda ash volume sold to domestic customers and international customers was 38.3% higher and 22.6% higher, respectively, than that of the third quarter of 2020, as a further sign of recovery from the COVID-19 pandemic.
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
International Export Capabilities
As previously disclosed, Ciner Corp exited ANSAC, effective as of the end of day on December 31, 2020 as part of its strategic initiative to gain more direct access to and better control of international customers and logistics, and to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer. In connection with the settlement agreement with ANSAC, Ciner Corp will continue to sell in 2021 and 2022, at substantially lower volumes, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense, and will also purchase a limited amount of export logistics services in 2021. The Partnership has made the necessary arrangements to manage the sale of its export tons in 2022 through existing distribution channels.
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

Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Our cost of energy had been relatively low in recent years, primarily as a result of low natural gas prices but those have been rising in 2021. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three months ended September 30, 2021 and 2020 were $3.97 and $1.74 MMBtu, respectively; and for the nine months ended September 30, 2021 and 2020 were $3.23 and $1.54 per MMBtu, respectively. Due to historic volatility of natural gas prices, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.55: 1.0 and 1.57: 1.0 for the three and nine months ended September 30, 2021, respectively, and 1.67: 1.0 and 1.62: 1.0 for the three and nine months ended September 30, 2020, respectively.
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
Ciner Corp enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the nine months ended September 30, 2021, the Partnership shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. The Partnership’s plant receives rail service exclusively from the railroad company and shipments by rail accounted for over 60% and over 80% of our total freight costs for the three months ended September 30, 2021 and 2020, respectively, and over 60% and over 80% of our total freight costs for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the percentage of freight that is related to the railroad company is due primarily to the increased ocean freight in the nine months ended September 30, 2021 of direct international sales and their respective delivery locations.
If Ciner Corp does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During 2020 and the nine months ended September 30, 2021, Ciner Corp had no shortfall payments and does not expect to make any such payments in the future. Ciner Corp renewed its agreement with the railroad company in October 2021, which now expires on December 31, 2025.
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

Energy. A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $5.70. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three months ended September 30, 2021 and 2020 were $3.97 and $1.74 MMBtu, respectively; and for the nine months ended September 30, 2021 and 2020 were $3.23 and $1.54 per MMBtu, respectively. However, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next three years.
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various benefit plans offered and administered by Ciner Corp.
Royalties. During the three and nine months ended September 30, 2021, we paid royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility. We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Ciner Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with a predecessor in interest to Sweetwater Royalties LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Ciner Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduces the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. Our estimated proven and probable trona reserve includes a significant amount from leases with the U.S. Government. See Item 1. Business, Trona Reserve in our 2020 Annual Report for additional information on leases.
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

Third Quarter 2021 Financial Highlights:

•Net sales of $135.6 million increased 38.1% from the prior-year third quarter; year-to-date of $384.1 million increased 33.0% over the prior year. During the third quarter of 2020, the Partnership experienced a slight increase in sales volumes, production and pricing after the significant decline in the previous quarter during the COVID-19 pandemic. During the third quarter of 2021, the sales volume level has returned back to a more normalized level.
•Soda ash volume produced increased 56.3% from the prior-year third quarter, and soda ash volume sold increased 29.7% from the prior-year third quarter; year-to-date soda ash volume produced increased 27.0% from the prior-year, and soda ash volume sold increased 27.0% from the prior-year. During the third quarter of 2020, the Partnership experienced a slight increase in sales volumes, production and pricing after the significant decline in the previous quarter during the COVID-19. During the third quarter of 2021, the sales volume level has returned back to a more normalized level.
•Net income of $15.4 million increased $10.0 million from the prior-year third quarter; year-to-date net income of $27.8 million increased $13.6 million over the prior year. This increase is primarily attributable to the operating income increase resulting from overall sales and production volume recovery to pre-COVID-19 levels with relatively consistent selling, general and administrative expenses in the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020.
•Adjusted EBITDA of $24.1 million increased 65.1% from the prior-year third quarter; year-to-date adjusted EBITDA of $56.1 million increased 41.0% over the prior year. This increase is primarily attributable to the operating income increase.
•Basic earnings per unit of $0.36 for the quarter increased 227.3% over the prior-year third quarter of $0.11; year-to-date basic earnings per unit of $0.63 increased 125.0% over the prior-year.
•Net cash provided by operating activities of $9.9 million decreased 53.3% over prior-year third quarter; year-to-date net cash provided by operating activities of $28.3 million decreased 46.0% over the prior year.
•Distributable cash flow of $8.2 million increased 115.8% compared to the prior-year third quarter; year-to-date distributable cash flow of $15.8 million increased 38.6% over the prior year.

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
The following table sets forth our results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except for operating and other data section)	2021	2020	2021	2020
Net sales:
Sales—others	$135.6	$54.0	$384.1	$158.6
Sales—affiliates	—	44.2	—	130.2
Net sales	$135.6	$98.2	$384.1	$288.8
Operating costs and expenses:
Cost of products sold	104.8	78.8	310.5	233.1
Depreciation, depletion and amortization expense	7.4	7.8	23.8	20.8
Selling, general and administrative expenses—affiliates	5.2	4.5	13.0	13.0
Selling, general and administrative expenses—others	1.5	0.2	4.9	3.5
Total operating costs and expenses	118.9	91.3	352.2	270.4
Operating income	16.7	6.9	31.9	18.4
Interest income	—	—	—	0.1
Interest expense	(1.3)	(1.2)	(4.1)	(4.0)
Other, net	—	(0.3)	—	(0.3)
Total other expense, net	(1.3)	(1.5)	(4.1)	(4.2)
Net income	15.4	5.4	27.8	14.2
Net income attributable to noncontrolling interest	8.0	3.1	15.1	8.5
Net income attributable to Ciner Resources LP	$7.4	$2.3	$12.7	$5.7

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,115.0	770.5	3,180.4	2,584.9
Ore to ash ratio(1)	1.55: 1.0	1.67: 1.0	1.57: 1.0	1.62: 1.0
Ore grade(2)	87.3%	86.9%	86.0%	86.8%
Soda ash volume produced (thousands of short tons)	719.2	460.1	2,023.9	1,593.4
Soda ash volume sold (thousands of short tons)	700.5	540.3	2,070.6	1,630.4
Adjusted EBITDA(3)	$24.1	$14.6	$56.1	$39.8

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

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended September 30,		Nine Months Ended September 30,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2021	2020	2021	2020	QTD	YTD

Net sales:
Domestic	$71.1	$53.7	$207.9	$153.1	32.4%	35.8%
International	64.5	44.5	176.2	135.7	44.9%	29.8%
Total net sales	$135.6	$98.2	$384.1	$288.8	38.1%	33.0%
Sales volumes (thousands of short tons):
Domestic	336.7	243.5	981.6	676.2	38.3%	45.2%
International	363.8	296.8	1,089.0	954.2	22.6%	14.1%
Total soda ash volume sold	700.5	540.3	2,070.6	1,630.4	29.7%	27.0%
Average sales price (per short ton) (1)
Domestic	$211.17	$220.53	$211.80	$226.41	(4.2)%	(6.5)%
International	$177.30	$149.93	$161.80	$142.21	18.3%	13.8%
Average	$193.58	$181.75	$185.50	$177.13	6.5%	4.7%
Percent of net sales:
Domestic net sales	52.4%	54.7%	54.1%	53.0%	(4.2)%	2.1%
International net sales	47.6%	45.3%	45.9%	47.0%	5.1%	(2.3)%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	48.1%	45.1%	47.4%	41.5%	6.7%	14.2%
International volume	51.9%	54.9%	52.6%	58.5%	(5.5)%	(10.1)%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
Consolidated Results
Net sales. Net sales increased by 38.1% to $135.6 million for the three months ended September 30, 2021 from $98.2 million for the three months ended September 30, 2020, primarily driven by an increase in soda ash volumes sold of 29.7% due to continuing recovery of domestic and international demand from the significant negative impact from the COVID-19 pandemic. We operated a normal production capacity in the three months ended September 30, 2021 compared to levels that were suppressed due to COVID-19 pandemic during the three months ended September 30, 2020. Domestic average price was lower than the prior year same period due to customer mix, factoring in the overall volume growth as well as lower annual market prices which were impacted by the slow economy in late 2020 affected by the COVID-19 pandemic. International average price was higher than the prior year same period because the prices are set on a quarterly basis with improving supply and demand fundamentals recognized for soda ash in the global market and particularly in Asia. Increases in net sales, average international sales prices and cost of product sold from 2020 to 2021 are also attributable to an increase in non-ANSAC international sales which include ocean freight in both net sales and cost of product sold. See “How We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 29.6% to $112.2 million for the three months ended September 30, 2021 from $86.6 million for the three months ended September 30, 2020, which were primarily due to significant increases in overall soda ash sales volumes. The increase in cost of products sold is also due to significant ocean freight cost primarily from a volatile vessel market impacted by recent global supply chain constraints as well as price increases in natural gas.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 42.6% to $6.7 million for the three months ended September 30, 2021, compared to $4.7 million for the three months ended September 30, 2020. The increase was primarily due to more administrative work for export business for the three months ended September 30, 2021 than for the three months ended September 30, 2020 as we continue our transition from related support from ANSAC.

Operating income. As a result of the foregoing, operating income increased by 142.0% to $16.7 million for the three months ended September 30, 2021 from $6.9 million operating loss for the three months ended September 30, 2020. The increase was due to a continuing recovery from the COVID-19 pandemic negative impact. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the three months ended September 30, 2020.
Net income. As a result of the foregoing, net income increased by 185.2% to $15.4 million for the three months ended September 30, 2021, from $5.4 million for the three months ended September 30, 2020. During the three months ended September 30, 2021, production and sales increased significantly due to a continuing recovery from the COVID-19 pandemic. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the three months ended September 30, 2020.
Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
Consolidated Results
Net sales. Net sales increased by 33.0% to $384.1 million for the nine months ended September 30, 2021 from $288.8 million for the nine months ended September 30, 2020, primarily driven by an increase in soda ash volumes sold of 27.0% due to the continuing recovery of domestic and international demand from the significant negative impact from the COVID-19 pandemic. We operated close to normal production capacity in the nine months ended September 30, 2021. Sales prices in the nine months ended September 30, 2021 had not fully recovered to pre-COVID-19 pandemic levels. Increase in net sales and cost of product sold from 2020 to 2021 is also impacted by an increase in non-ANSAC international sales which include ocean freight in both net sales and cost of product sold. See How “We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 31.7% to $334.3 million for the nine months ended September 30, 2021 from $253.9 million for the nine months ended September 30, 2020, which was primarily due to significant increases in overall soda ash sales volumes. The increase in cost of products sold is also due to significant increases in ocean freight rates primarily from a volatile vessel market impacted by recent global supply chain constraints as well as price increases in natural gas.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 8.5% to $17.9 million for the nine months ended September 30, 2021, compared to $16.5 million for the nine months ended September 30, 2020. The increase was primarily due to more administrative work for the export business.
Operating income. As a result of the foregoing, operating income increased by 73.4% to $31.9 million for the nine months ended September 30, 2021 from $18.4 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, production and sales increased significantly due to recovery from the COVID-19 pandemic. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the nine months ended September 30, 2020.
Net income. As a result of the foregoing, net income increased by 95.8% to $27.8 million for the nine months ended September 30, 2021, from $14.2 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, production and sales increased significantly due to recovery from the COVID-19 pandemic. In addition, a significant amount of fixed plant costs were proportionally higher than sales and production volume which lowered margins for the nine months ended September 30, 2020.
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
Our sources of liquidity include:
•cash generated from our operations of which we had cash on hand of $3.0 million at September 30, 2021; and
•approximately $120.0 million ($225.0 million, less $105.0 million outstanding), was available for borrowing and undrawn under the Prior Ciner Wyoming Credit Facility (as defined herein) as of September 30, 2021 (during the nine months ended September 30, 2021, we made repayments on the Prior Ciner Wyoming Credit Facility of $65.0 million, offset by borrowings of $67.5 million). The Prior Ciner Wyoming Credit Facility was terminated and replaced by the Ciner Wyoming Credit Facility on October 28, 2021, which had similar amounts drawn and available for borrowing at closing on October 28, 2021 compared to the Prior Ciner Wyoming Credit Facility at September 30, 2021. Please read Part I, Item 1, Financial Statements - Note 4, “Debt,” for details.
We continue to analyze all aspects of our spending in order to maintain liquidity at levels we believe are necessary. The Prior Ciner Wyoming Credit Facility’s outstanding balance was classified as a current liability as the facilities term was set to expire in August 2022. After replacement and termination of the Prior Ciner Wyoming Credit Facility, and entering into the Ciner Wyoming Credit Facility on October 28, 2021, the Partnership reclassified the Prior Ciner Wyoming Credit Facility outstanding balance as a non-current liability. We are closely reviewing maintenance capital expenditures at our Wyoming facility to adequately maintain the physical assets at the Wyoming facility. In addition, we are subject to business and operational risks that could adversely affect our cash flow, access to borrowings under the Ciner Wyoming Credit Facility, and ability to make monthly installment payments under the Ciner Wyoming Equipment Financing Arrangement. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions and to make distributions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Ciner Wyoming Credit Facility. The amount, timing and classification of any such capital expenditures could affect the amount of cash that is available to be distributed to our unitholders.
In addition, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Ciner Wyoming Credit Facility and the Ciner Wyoming Equipment Financing Arrangement.
We intend to pay a quarterly distribution to unitholders of record, to the extent we have sufficient cash from our operations after establishment of cash reserves, funding of any acquisitions and expansion capital expenditures, paying debt obligations and payment of fees and expenses, including payments to our general partner and its affiliates. See Part I, Item 2, Overview, “Recent Developments,” for more information.
Working Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Ciner Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of September 30, 2021, we had a working capital balance of $146.0 million as compared to a working capital balance of $109.3 million as of December 31, 2020. The primary driver for the increase in our working capital balance was due to a higher accounts receivable balance as of September 30, 2021 than December 31, 2020 primarily as a result of 31.1% more sales in the three months ended September 30, 2021 compared to the three months ended December 31, 2020.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality
We have historically been subject to a self-bond agreement (the “Self-Bond Agreement”) with the Wyoming Department of Environmental Quality (“WDEQ”) under which we committed to pay directly for reclamation costs. In May 2019, the State of Wyoming enacted legislation that limits our and other mine operators’ ability to self-bond and required us to seek other acceptable financial instruments to provide alternate assurances for our reclamation obligations by November 2020. We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount $36.2 million, which was also the amount of our obligation as of December 31, 2020. After we secured the Surety Bond, the previous Self-Bond Agreement was terminated. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond has been immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division. As a result of the most recent such periodic re-evaluation, the Surety Bond amount was increased to $41.8 million effective March 1, 2021. For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, please read Item IA, “Risk Factors-Risks Inherent in our Business and Industry-Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations,” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021.

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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Capital Expenditures:
Maintenance	$4.8	$6.5	$20.8	$16.7
Expansion	0.1	3.1	0.6	14.3
Total	$4.9	$9.6	$21.4	$31.0
During the three and nine months ended September 30, 2021, capital expenditures decreased $4.7 million and $9.6 million as compared to the three and nine months ended September 30, 2020, respectively. The decrease was primarily driven by decreases in expansion capital expenditures because of the completion of our new co-generation facility, which became operational in March 2020.
Green River Expansion Project
We continue to develop plans and execute the early phases for a potential new Green River Expansion Project that we believe will increase production levels up to approximately 3.5 million short tons of soda ash per year or up to approximately 135% of the last five-year average of soda ash produced per year. We have conducted the initial basic design and are currently evaluating and pursuing the related permits and detailed cost and market analysis pursuant to the basic design.  This project will require capital expenditures materially higher than have been recently incurred by Ciner Wyoming. To maintain a disciplined financial policy and what we consider a conservative financial structure, we intend to pay for the investment in part through cash generated by the business and in part through debt. The timing of the new Green River Expansion Project as well as any other expansion capital expenditures may be impacted by the Partnership’s financial results including further negative volatility caused by the COVID-19 or subsequent variants as well as by certain performance ratios requirements of the Ciner Obligors’ Facilities Agreement. See Part I, Item 1, Financial Statements - Note 4, “Debt,” for details.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Nine Months Ended September 30,		Percent Increase/(Decrease)
(In millions)	2021	2020
Cash provided by (used in):
Operating activities	$28.3	$52.4	(46.0)%
Investing activities	$(20.7)	$(28.4)	(27.1)%
Financing activities	$(5.1)	$(37.2)	86.3%
Operating Activities
Our operating activities during the nine months ended September 30, 2021 provided cash of $28.3 million, a decrease of 46.0% from the $52.4 million cash provided during the nine months ended September 30, 2020, primarily as a result of the following:
•an increase of 95.8% in net income of $27.8 million during the nine months ended September 30, 2021, compared to $14.2 million for the prior-year period; and
•$24.4 million of working capital used in operating activities during the nine months ended September 30, 2021, compared to $16.2 million of working capital provided by operating activities during the nine months ended September 30, 2020. The

$40.4 million decrease in working capital relating to operating activities year over year was primarily due to a higher accounts receivable balance at September 30, 2021 primarily due to higher net sales for the nine months ended September 30, 2021 compared to the same period ended September 30, 2020. It is partly offset by the higher balances of accounts payable and accrued expenses as of September 30, 2021.
Investing Activities
We used cash flows of $20.7 million in investing activities during the nine months ended September 30, 2021, compared to $28.4 million used during the nine months ended September 30, 2020, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $5.1 million during the nine months ended September 30, 2021 decreased by 86.3% over the prior-year cash used in financing activities, largely due to larger distributions to noncontrolling interest during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
Borrowings under the Prior Ciner Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	September 30, 2021
Short-term borrowings from banks:
Outstanding amount at period end	$105.0
Weighted average interest rate at period end(1)	3.09%
Average daily amount outstanding for the period	$111.3
Weighted average daily interest rate for the period(1)	3.15%
Maximum month-end amount outstanding during the period	$115.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of September 30, 2021, the interest rate swap contracts had an aggregate notional value of $37.5 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.
Contractual Obligations
During the nine months ended September 30, 2021, there were no material changes with respect to the contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021 (the “2020 Annual Report”) other than as described in the bullets immediately below.
•As discussed in Part I, Item 1, Financial Statements - Note 4, "Debt," on March 8, 2021, we terminated the Ciner Resources Credit Facility and fully repaid the outstanding borrowing amount.
•During the three months ended September 30, 2021, we entered into certain logistic services commitments with various third parties that expire during 2022 and have a minimum contractual obligation for purchases by Ciner Wyoming of approximately $19.1 million for such logistic services.
In addition, on October 28, 2021, Ciner Wyoming entered into the Ciner Wyoming Credit Facility and terminated the Prior Ciner Wyoming Credit Facility. Please read Part I, Item 1, Financial Statements – Note 4, “Debt.”
Critical Accounting Policies
There have been no material changes in critical accounting policies followed by us during the nine months ended September 30, 2021 from those disclosed in the 2020 Annual Report.
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
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per unit data)	2021	2020	2021	2020
Reconciliation of Adjusted EBITDA to net income:
Net income	$15.4	$5.4	$27.8	$14.2
Add backs:
Depreciation, depletion and amortization expense	7.4	7.8	23.8	20.8
Interest expense, net	1.3	1.2	4.1	3.9
Equity-based compensation expense, net of forfeitures	—	0.2	0.4	0.9
Adjusted EBITDA	$24.1	$14.6	$56.1	$39.8
Less: Adjusted EBITDA attributable to noncontrolling interest	12.1	7.4	28.4	20.3
Adjusted EBITDA attributable to Ciner Resources LP	$12.0	$7.2	$27.7	$19.5

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Ciner Resources LP:
Adjusted EBITDA attributable to Ciner Resources LP	$12.0	$7.2	$27.7	$19.5
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.6	1.8	0.7
Less: Maintenance capital expenditures attributable to Ciner Resources LP	3.2	2.8	10.1	7.4
Distributable cash flow attributable to Ciner Resources LP	$8.2	$3.8	$15.8	$11.4

Cash distribution declared per unit	$0.340	$—	$0.340	$0.340
Total distributions to unitholders and general partner	$6.9	$—	$6.9	$6.8
Distribution coverage ratio	1.19	N/A	2.29	1.68

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$9.9	$21.2	$28.3	$52.4
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.4)	(0.1)
Net change in working capital	13.1	(7.7)	24.4	(16.2)
Interest expense, net	1.3	1.2	4.1	3.9
Other non-cash items	(0.1)	—	(0.3)	(0.2)
Adjusted EBITDA	$24.1	$14.6	$56.1	$39.8
Less: Adjusted EBITDA attributable to noncontrolling interest	12.1	7.4	28.4	20.3
Adjusted EBITDA attributable to Ciner Resources LP	$12.0	$7.2	$27.7	$19.5
Less: Cash interest expense, net attributable to Ciner Resources LP	0.6	0.6	1.8	0.7
Less: Maintenance capital expenditures attributable to Ciner Resources LP	3.2	2.8	10.1	7.4
Distributable cash flow attributable to Ciner Resources LP	$8.2	$3.8	$15.8	$11.4

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2021 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
10.1
Credit Agreement, dated as of October 28, 2021, by and among Ciner Wyoming LLC, the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2021)

10.2
Amendment Number 003 to Master Loan and Security Agreement, dated as of October 28, 2021 by and between Banc of America Leasing & Capital, LLC, as lender, and Ciner Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2021)

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

CINER RESOURCES LP
		By:	Ciner Resource Partners LLC, its General Partner

Date:	November 3, 2021
		By:	/s/ Oğuz Erkan
Oğuz Erkan President, Chief Executive Officer and Chairman of the Board of Directors of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Executive Officer)
Date:	November 3, 2021
		By:	/s/ Ahmet Tohma
Ahmet Tohma Chief Financial Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Financial Officer)

Date:	November 3, 2021
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Ciner Resource Partners LLC, the registrant’s General Partner (Principal Accounting Officer)