Form 10-Q
period 2022-03-31
Sisecam Resources LP
filed 2022-05-02
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission file number: 001-36062
SISECAM RESOURCES LP
(Exact name of registrant as specified in its charter)

Delaware	46-2613366
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Five Concourse Parkway
Suite 2500
Atlanta, Georgia 30328
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: (770) 375-2300
Former name, former address and former fiscal year, if changed since last report: N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common units representing limited partnership interests	SIRE	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 19,799,791 common units and 399,000 general partner units outstanding at April 28, 2022, the most recent practicable date.

SISECAM RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP and its subsidiary, Sisecam Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals") is 60% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC, the general partner of Sisecam Resources LP and a direct wholly-owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC"), which is a direct wholly-owned subsidiary of Sisecam Chemicals. Sisecam Chemicals is a 60%-owned subsidiary of Sisecam USA, which is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent") which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded in 1935, is based in Turkey and is one of the largest industrial publicly-listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam Parent is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
We include cross references to captions elsewhere in this Report where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SISECAM RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3.3	$2.7
Accounts receivable—affiliates	50.6	49.3
Accounts receivable, net	142.3	116.9
Inventory	39.1	30.1
Other current assets	12.4	9.0
Total current assets	247.7	208.0
Property, plant and equipment, net	304.5	304.2
Other non-current assets	32.6	31.1
Total assets	$584.8	$543.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.6	$8.6
Accounts payable	28.4	21.9
Due to affiliates	3.9	2.3
Accrued expenses	33.4	41.0
Total current liabilities	74.3	73.8
Long-term debt	142.8	115.0
Other non-current liabilities	12.8	9.8
Total liabilities	229.9	198.6
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Sisecam Chemicals Wyoming LLC(19.8 units issued and outstanding at March 31, 2022 and December 31, 2021)	189.8	187.4
General partner unitholders - Sisecam Resource Partners LLC (0.4 units issued and outstanding at March 31, 2022 and December 31, 2021)	4.3	4.6
Accumulated other comprehensive income	5.7	3.0
Partners’ capital attributable to Sisecam Resources LP	199.8	195.0
Noncontrolling interest	155.1	149.7
Total equity	354.9	344.7
Total liabilities and partners’ equity	$584.8	$543.3
See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2022	2021
Net Sales	$163.4	$127.8
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	117.4	106.6
Depreciation, depletion and amortization expense	6.5	8.7
Selling, general and administrative expenses—affiliates	5.4	3.6
Selling, general and administrative expenses—others	1.2	2.0
Total operating costs and expenses	130.5	120.9
Operating income	32.9	6.9
Other expenses:
Interest expense	1.1	1.3
Total other expense, net	1.1	1.3
Net income	$31.8	$5.6
Net income attributable to noncontrolling interest	16.1	3.2
Net income attributable to Sisecam Resources LP	$15.7	$2.4
Other comprehensive income:
Gain on derivative financial instruments	$5.2	$1.5
Comprehensive income	37.0	7.1
Comprehensive income attributable to noncontrolling interest	18.6	3.9
Comprehensive income attributable to Sisecam Resources LP	$18.4	$3.2

Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.78	$0.12
Net income per limited partner unit (diluted)	$0.78	$0.12

Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.8	19.7
Weighted average limited partner units outstanding (diluted)	19.8	19.8
  See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$31.8	$5.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	6.6	8.7
Equity-based compensation expenses	—	0.1
Other non-cash items	0.4	0.1
Changes in operating assets and liabilities:
Accounts receivable—affiliates	(1.3)	(2.3)
Accounts receivable, net	(25.4)	(31.8)
Inventory	(9.1)	2.5
Other current and non-current assets	(1.1)	(0.3)
Accounts payable	5.8	13.3
Due to affiliates	1.6	(0.8)
Accrued expenses and other liabilities	(1.6)	(1.5)
Net cash provided (used) by operating activities	7.7	(6.4)
Cash flows from investing activities:
Capital expenditures	(8.2)	(5.4)
Net cash used in investing activities	(8.2)	(5.4)
Cash flows from financing activities:
Borrowings on Sisecam Wyoming Credit Facility	40.0	35.0
Borrowings on Sisecam Resources LP Credit Facility	—	1.0
Repayments on Sisecam Wyoming Credit Facility	(10.0)	(15.0)
Repayments on Sisecam Resources LP Credit Facility	—	(2.0)
Repayments on Sisecam Wyoming Equipment Financing Arrangement	(2.1)	(0.8)
Distributions to common unitholders, general partner, and noncontrolling interest	(26.6)	(3.9)
Common units surrendered for taxes	(0.2)	—
Other	—	(0.3)
Net cash used in financing activities	1.1	14.0
Net increase in cash and cash equivalents	0.6	2.2
Cash and cash equivalents at beginning of period	2.7	0.5
Cash and cash equivalents at end of period	$3.3	$2.7

Supplemental disclosure of cash flow information:
Interest paid during the period	$1.0	$1.0
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$3.2	$4.3
 See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Attributable to Sisecam Resources LP Equity	Noncontrolling Interest	Total Equity
(In millions)
Balance at December 31, 2020	$170.0	$4.2	$—	$174.2	$131.1	$305.3
Net income	2.4	—	—	2.4	3.2	5.6
Other comprehensive loss	—	—	0.8	0.8	0.7	1.5
Distributions	—	—	—	—	(3.9)	(3.9)
Balance at March 31, 2021	$172.4	$4.2	$0.8	$177.4	$131.1	$308.5

Balance at December 31, 2021	$187.4	$4.6	$3.0	$195.0	$149.7	$344.7
Net income	15.4	0.3	—	15.7	16.1	31.8
Other comprehensive income	—	—	2.7	2.7	2.5	5.2
Equity-based compensation plan activity	(0.2)	—	—	(0.2)	—	(0.2)
Distributions	(12.8)	(0.6)	—	(13.4)	(13.2)	(26.6)
Balance at March 31, 2022	$189.8	$4.3	$5.7	$199.8	$155.1	$354.9
 See accompanying notes.

SISECAM RESOURCES LP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
As used in this Report, the terms “Sisecam Resources LP,” “the Partnership,” “SIRE,” “we,” “us,” or “our” may refer to Sisecam Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by both Sisecam Chemicals Wyoming LLC (“SCW LLC”), a wholly-owned subsidiary of Sisecam Chemicals Resources LLC (“Sisecam Chemicals”) and Sisecam Resource Partners LLC (our “general partner” or “Sisecam GP”), a wholly-owned subsidiary of SCW LLC. Sisecam Chemicals is 60% owned by Sisecam Chemicals USA Inc. (“Sisecam USA”) and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). Sisecam USA is a direct subsidiary of Türkiye Sise ve Cam Fabrikalari A.S (“Şişecam Parent”) which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank").
Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors and is based in Turkey and is listed on the Istanbul exchange. Ciner Enterprises is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
Sisecam Wyoming LLC (“Sisecam Wyoming”) is in the business of mining trona ore to produce soda ash, and is a 51.0% majority-owned subsidiary of the Partnership. The Partnership’s operations consist solely of its investment in Sisecam Wyoming. NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners L.P. (“NRP”), currently owns a 49.0% membership interest in Sisecam Wyoming. NRP’s membership interest in Sisecam Wyoming is reflected as the noncontrolling interest in the Partnership’s financial results.
All of our soda ash processed is currently sold to various domestic and international customers. Sisecam Chemicals is the exclusive sales agent for the Partnership. Sisecam Chemicals has leveraged the distributor network established by Ciner Group while independently reviewing current and potential distribution partners to optimize the Partnership’s reach into each market.
Completed Change in Control Transaction
On December 21, 2021, Ciner Enterprises (which was the indirect owner of approximately 74% of the common units in the Partnership) completed the following transactions pursuant to the definitive agreement which Ciner Enterprises entered into with Sisecam USA, a direct subsidiary of Şişecam Parent on November 20, 2021:
•Ciner Enterprises converted Ciner Resources Corporation into Sisecam Chemicals Resources LLC, a Delaware limited liability company ("Sisecam Chemicals"), and Ciner Wyoming Holding Co., a direct wholly-owned subsidiary of Sisecam Chemicals, into Sisecam Chemicals Wyoming LLC (“SCW LLC”), with SCW LLC in turn then directly owning approximately 74% of the common units in the Partnership and 100% of the general partner, and Sisecam USA purchased 60% of the outstanding units of Sisecam Chemicals owned by Ciner Enterprises for a purchase price of $300 million (the “Sisecam Chemicals Sale”); and
•at the closing of the Sisecam Chemicals Sale, Sisecam Chemicals, Ciner Enterprises, and Sisecam USA entered into a unitholders and operating agreement (the “Sisecam Chemicals Operating Agreement”) (collectively such transactions, the “CoC Transaction”).
Pursuant to the terms of the Sisecam Chemicals Operating Agreement, Sisecam USA and Ciner Enterprises have a right to designate six directors and four directors, respectively, to the board of directors of Sisecam Chemicals. In addition, the Sisecam Chemicals Operating Agreement provides that (i) the board of directors of the general partner (the “MLP Board”) shall consist of six designees from Sisecam USA, two designees from Ciner Enterprises and three independent directors for as long as the general partner is legally required to appoint such independent directors and (ii) the Partnership’s right to appoint four managers to the board of managers of Sisecam Wyoming (the “Wyoming Board”) shall be comprised of three designees from Sisecam USA and one designee from Ciner Enterprises. Each of Sisecam USA and Ciner Enterprises shall vote all units over which such unitholder has voting control in Sisecam Chemicals to elect to the board of directors any individual designated by Sisecam USA and Ciner Enterprises. The Sisecam Chemicals Operating Agreement also requires the board of directors of Sisecam Chemicals to unanimously approve certain actions and commitments, including without limitation taking any action that would have an adverse effect on the master limited partnership status of the Partnership or any of its subsidiaries. As a result of Sisecam USA’s and Ciner Enterprise’s respective interests in Sisecam Chemicals and their respective rights under the Sisecam Chemicals Operating Agreement, each of Ciner Enterprises and

Sisecam USA and their respective beneficial owners may be deemed to share beneficial ownership of the approximate 2% general partner interest in the Partnership and approximately 74% of the common units in the Partnership owned directly by SCW LLC and indirectly by Sisecam Chemicals as parent entity of SCW LLC.
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2022. There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2022 from those disclosed in the 2021 Annual Report.
Noncontrolling Interest
NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. ("NRP"), currently owns a 49.0% membership interest in Sisecam Wyoming. NRP’s membership interest in Sisecam Wyoming is reflected as the noncontrolling interest in the Partnership’s financial results.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our production has recovered from the COVID-19 pandemic’s negative impact, given we still cannot predict the COVID-19 pandemic and its impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions and our business, financial condition and results of operations may be further materially and adversely impacted.
Subsequent Events
We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income attributable to Sisecam Resources LP, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. There were no anti-dilutive units outstanding for the three months ended March 31, 2022 and an immaterial amount for the three months ended March 31, 2021.
The net income attributable to common unitholders and the weighted average units for calculating basic and diluted net income per common units were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Net income attributable to Sisecam Resources LP	$15.7	$2.4
Less: General partner’s distribution declared	0.2	—
Less: Limited partners’ distribution declared	9.9	—
Income in excess of distribution	$5.6	$2.4

	Three Months Ended March 31, 2022
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total
Distribution declared	$0.2	$9.9	$10.1
Income in excess of distribution	0.1	5.5	5.6
Net income attributable to partners	$0.3	$15.4	$15.7
Weighted average limited partner units outstanding:
Basic		19.8
Diluted		19.8
Net income per limited partner unit:
Basic		$0.78
Diluted		$0.78

	Three Months Ended March 31, 2021
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total
Distribution declared	$—	$—	$—
Income in excess of distribution	0.1	2.3	2.4
Net income attributable to partners	$0.1	$2.3	$2.4
Weighted average limited partner units outstanding:
Basic		19.7
Diluted		19.8
Net income per limited partner unit:
Basic		$0.12
Diluted		$0.12
Quarterly Distribution
On April 29, 2022, the Partnership declared its first quarter 2022 quarterly distribution. The cash distribution for the first quarter of 2022 of $0.50 per unit will be paid on May 18, 2022 to unitholders of record on May 10, 2022.
Our general partner has considerable discretion in determining the amount of available cash, the amount of distributions and whether to make any distribution. Although our partnership agreement requires that we distribute all of our available cash quarterly, there is no guarantee that we will make quarterly cash distributions to our unitholders at our current quarterly distribution level or at any other rate, and we have no legal obligation to do so.
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
IDRs represent the right to receive increasing percentages (13.0%, 23.0% and 48.0%) of quarterly distributions from operating surplus after we have achieved certain distribution levels as set forth in our partnership agreement. Our general partner currently holds the

IDRs, but may transfer these rights separately from its general partner interest, subject to certain restrictions in our partnership agreement.
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution per Unit Target Amount.” Under our partnership agreement, our general partner has considerable discretion to determine the amount of available cash (as defined therein) for distribution each quarter to the Partnership’s unitholders, including discretion to establish cash reserves that would limit the amount of available cash eligible for distribution to the Partnership’s unitholders for any quarter. The Partnership does not guarantee that it will pay any distribution on its units in any quarter. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its IDRs, and (4) assume that we do not issue additional classes of equity securities.

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner	Incentive Distributions Rights
$0.5000 or lower	98.0%	2.0%	—%
above $0.5000 up to $0.5750	98.0%	2.0%	—%
above $0.5750 up to $0.6250	85.0%	15.0%	13.0%
above $0.6250 up to $0.7500	75.0%	25.0%	23.0%
above $0.7500	50.0%	50.0%	48.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2022	December 31, 2021
Raw materials	$15.1	$10.5
Finished goods	13.6	9.3
Stores inventory	10.4	10.3
Total	$39.1	$30.1
The higher inventory balance at March 31, 2022 is due to inflationary cost and higher production in the three months ended March 31, 2022 in anticipation of higher demand.

4. DEBT
Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	March 31, 2022	December 31, 2021
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 001 with maturity date of March 26, 2028, fixed interest rate of 2.479%	$23.8	$24.6
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 002 with maturity date of December 17, 2026, fixed interest rate of 2.4207%	27.6	29.0
Sisecam Wyoming Credit Facility, secured principal expiring on October 28, 2026, variable interest rate as a weighted average rate of 2.05% and 1.82% at March 31, 2022 and December 31, 2021	100.0	70.0
Total debt	151.4	123.6
Current portion of long-term debt	8.6	8.6
Total long-term debt	$142.8	$115.0

Aggregate maturities required on long-term debt at March 31, 2022 are due in future years as follows:

(In millions)	Amount
2022	$6.5
2023	8.8
2024	9.1
2025	9.3
2026	109.5
Thereafter	8.4
Total	$151.6

Sisecam Wyoming Equipment Financing Arrangement
Master Loan and Security Agreement:
On March 26, 2020, Sisecam Wyoming and Banc of America Leasing & Capital, LLC, as lender (the “Equipment Financing Lender”), entered into an equipment financing arrangement (“Sisecam Wyoming Equipment Financing Arrangement”), including a Master Loan and Security Agreement, dated as of March 25, 2020 (as amended, the “Master Agreement”) and an Equipment Security Note Number 001, dated as of March 25, 2020 (the “Sisecam Wyoming Equipment Financing Arrangement Security Note Number 001,” or the “Initial Secured Note”), which provides the terms and conditions for the debt financing of certain equipment related to Sisecam Wyoming’s natural gas-fired turbine co-generation facility that became operational in March 2020.  Each equipment financing entered into under the Sisecam Wyoming Equipment Financing Arrangement will be evidenced by the execution of one or more equipment notes (including the Initial Secured Note) that incorporate the terms and conditions of the Master Agreement (each, an “Equipment Note”). In order to secure the payment and performance of Sisecam Wyoming’s obligations under the Sisecam Wyoming Equipment Financing Arrangement, Sisecam Wyoming granted to the Equipment Financing Lender a continuing security interest in all of Sisecam Wyoming’s right, title and interest in and to the Equipment (as defined in the Master Agreement) and certain related collateral.
On October 28, 2021, in connection with the entry into the Sisecam Wyoming Credit Facility (which replaced the Prior Sisecam Wyoming Credit Facility), Sisecam Wyoming and the Equipment Financing Lender entered into an amendment to the Master Agreement, in order to amend and restate all covenants that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test to conform with the Sisecam Wyoming Credit Facility.
On December 17, 2021, Sisecam Wyoming and the Equipment Financing Lender entered into Amendment Number 001 to the Initial Secured Note (“First Amendment to the Initial Secured Note”). The First Amendment to the Initial Secured Note, provides among other things: (i) upon the occurrence of an early full payoff of the Second Secured Note (as defined below), Sisecam Wyoming shall simultaneously pay, in full, the outstanding amount of the Initial Secured Note and (ii) Sisecam Wyoming grants to Equipment Financing Lender a security interest in all collateral securing the Second Secured Note to secure Sisecam Wyoming’s obligations under the Initial Secured Note.

At March 31, 2022, Sisecam Wyoming was in compliance with all financial covenants of the Sisecam Wyoming Equipment Financing Arrangement.
The Sisecam Wyoming Equipment Financing Arrangement:
(1) incorporates all covenants in the Sisecam Wyoming Credit Facility (as defined below), now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii ) certain mergers or changes in control of Sisecam Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Equipment Financing Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Equipment Financing Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any Equipment Note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any Equipment Note, and to charge Sisecam Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Sisecam Wyoming Equipment Financing Arrangement:
Security Note Number 001:
•was executed on March 25, 2020;
•has a principal amount of $30,000,000;
•has a maturity date of March 26, 2028;
•shall be payable by Sisecam Wyoming to the Equipment Financing Lender in 96 consecutive monthly installments of principal and interest commencing on April 26, 2020 and continuing thereafter until the maturity date of the Initial Secured Note, which shall be in the amount of approximately $307,000 for the first 95 monthly installments and approximately $4,307,000 for the final monthly installment; and
•entitles Sisecam Wyoming to prepay all (but not less than all) of the outstanding principal balance of the Initial Secured Note (together with all accrued interest and other charges and amounts owed thereunder) at any time after one (1) year from the date of the Initial Secured Note, subject to Sisecam Wyoming paying to the Equipment Financing Lender an additional prepayment amount determined by the amount of principal balance prepaid and the date such prepayment is made.
In connection with the Second Sisecam Wyoming Amendment (as defined below), the Master Agreement was amended to incorporate, among other things, the modified covenants set forth in the Second Sisecam Wyoming Amendment related to consolidated leverage ratios of Sisecam Wyoming.
In December 2021, a waiver was obtained to accommodate the CoC Transaction.
First Amendment to Security Note Number 001:
On December 17, 2021, Sisecam Wyoming and the Equipment Financing Lender entered into Amendment Number 001 to the Initial Secured Note (“First Amendment to the Initial Secured Note”). The First Amendment to the Initial Secured Note, provides among other things: (i) upon the occurrence of an early full payoff of the Second Secured Note, Sisecam Wyoming shall simultaneously pay, in full the outstanding amount of the Initial Secured Note and (ii) Sisecam Wyoming grants to Equipment Financing Lender a security interest in all collateral securing the Second Secured Note to secure Sisecam Wyoming’s obligations under the Initial Secured Note.
Sisecam Wyoming’s balance under the Sisecam Wyoming Equipment Financing Arrangement at March 31, 2022 was $24.0 million ($23.8 million net of financing costs).
Security Note Number 002:
•was executed on December 17, 2021;
•has a principal amount of $29,000,000;
•has a maturity date of December 17, 2026;
•shall be payable by Sisecam Wyoming to the Equipment Financing Lender in 60 consecutive monthly installments of principal and interest commencing on January 17, 2022 and continuing thereafter until the maturity date of the Second Secured Note, which shall be in the amount of approximately $513,660 for each monthly installment;

•entitles Sisecam Wyoming to prepay all (but not less than all) of the outstanding principal balance of the Second Secured Note (together with all accrued interest and other charges and amounts owed thereunder) at any time after one (1) year from the date of the Second Secured Note, subject to Sisecam Wyoming paying to the Equipment Financing Lender an additional prepayment amount determined by the amount of principal balance prepaid and the date such prepayment is made and subject to Sisecam Wyoming simultaneously paying, in full, the outstanding amount of the Initial Secured Note as discussed above; and
•upon the occurrence of full payoff of Initial Secured Note dated as of March 25, 2020 under the Master Agreement, Sisecam Wyoming shall simultaneously pay, in full, the outstanding amount of this Second Secured Note.
Sisecam Wyoming Credit Facility
On October 28, 2021, Sisecam Wyoming entered into a new $225.0 million senior secured revolving credit facility (the “Sisecam Wyoming Credit Facility”) with each of the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. The Sisecam Wyoming Credit Facility matures on October 28, 2026. On closing, the amount drawn under this new Sisecam Wyoming Credit Facility approximated the amount outstanding under the Prior Sisecam Wyoming Credit Facility at September 30, 2021.
The Sisecam Wyoming Credit Facility provides, among other things:
•a sublimit up to $40.0 million for the issuance of standby letters of credit and a sublimit up to $20.0 million for swingline loans;
•an accordion feature that enables Sisecam Wyoming to increase the revolving borrowings under the Sisecam Wyoming Credit Facility by up to an additional $250.0 million (subject to certain conditions);
•in addition to the aforementioned revolving borrowings, an ability to incur up to $225 million of additional term loan facility indebtedness to finance Sisecam Wyoming’s capacity expansion capital expenditures (subject to certain conditions);
•a pledge by Sisecam Wyoming of substantially all of Sisecam Wyoming’s assets (subject to certain exceptions), including: (i) all present and future shares of any subsidiaries of Sisecam Wyoming (whether now existing or hereafter created) and (ii) all personal property of Sisecam Wyoming (subject to certain conditions);
•contains various covenants and restrictive provisions that limit (subject to certain exceptions) Sisecam Wyoming’s ability to: (i) incur certain liens or permit them to exist; (ii) incur or guarantee additional indebtedness; (iii) make certain investments and acquisitions related to Sisecam Wyoming’s operations in Wyoming); (iv) merge or consolidate with another company; (v) transfer, sell or otherwise dispose of assets, (vi) make distributions; (vii) change the nature of Sisecam Wyoming’s business; and (viii) enter into certain transactions with affiliates;
•a requirement to maintain a quarterly consolidated leverage ratio of not more than 3.25:1:00; provided, however, subject to certain conditions, Sisecam Wyoming shall have the ability to increase the maximum consolidated leverage ratio to 3.75:1.00 for a year while Sisecam Wyoming is undertaking capacity expansion capital expenditures;
•a requirement to maintain a quarterly consolidated interest coverage ratio of not less than 3.00:1.00; and
•customary events of default including (i) failure to make payments required under the Sisecam Wyoming Credit Facility, (ii) events of default resulting from failure to comply with covenants and financial ratios, (iii) the occurrence of a voluntary change of control, as a result of which Sisecam Wyoming is directly or indirectly controlled by persons or entities not currently directly or indirectly controlling Sisecam Wyoming, (iv) the institution of insolvency or similar proceedings against Sisecam Wyoming, and (v) the occurrence of a cross default under any other material indebtedness Sisecam Wyoming may have. Upon the occurrence of an event of default, in their discretion, the Sisecam Wyoming Credit Facility lenders may exercise certain remedies, including, among others, accelerating the maturity of any outstanding loans, accrued and unpaid interest and all other amounts owing and payable such that all amounts thereunder will become immediately due and payable, and if not timely paid upon such acceleration, to charge Sisecam Wyoming a default rate of interest on all amounts outstanding under the Sisecam Wyoming Credit Facility. However, upon the occurrence of an involuntary change of control of Sisecam Wyoming, and after the passage of time as specified in the Sisecam Wyoming Credit Facility, Sisecam Wyoming’s debt thereunder would be accelerated.

In addition, loans under the Sisecam Wyoming Credit Facility (other than any swingline loans) will bear interest at Sisecam Wyoming’s option at either:
•a base rate, which equals the highest of (i) Bank of America’s prime rate, (ii) the federal funds rate then in effect on such day, plus 0.50%; (iii) one-month Bloomberg Short-Term Bank Yield Index (“BSBY”) adjusted daily rate, plus 1.0%; and (iv) 1.0%, plus, in each case, an applicable margin range from 0.50% to 1.75% based on the consolidated leverage ratio of Sisecam Wyoming; or
•a BSBY rate for interest periods of one, three or six months, plus, in each case, an applicable margin range from 1.50% to 2.75% based on the consolidated leverage ratio of Sisecam Wyoming.
In addition, if a BSBY rate ceases to exist for any period, loans under the Sisecam Wyoming Credit Facility will bear interest based on alternative indexes (including the secured overnight financing rate), plus an applicable margin.
The unused portion of the Sisecam Wyoming Credit Facility is subject to a per annum commitment fee and the applicable margin of the interest rate under the Sisecam Wyoming Credit Facility will be determined as follows:

Pricing Tier	Leverage Ratio	BSBY Rate Loans	Base Rate Loans	Commitment Fee
1	< 1.25:1.0	1.500%	0.500%	0.225%
2	≥ 1.25:1.0 but < 1.75:1.0	1.750%	0.750%	0.250%
3	≥ 1.75:1.0 but < 2.25:1.0	2.000%	1.000%	0.275%
4	≥ 2.25:1.0 but < 3.00:1.0	2.250%	1.250%	0.300%
5	≥ 3.00:1.0 but < 3.50:1.0	2.500%	1.500%	0.325%
6	≥ 3.50:1.0	2.750%	1.750%	0.350%

The Sisecam Wyoming Credit Facility permits the consolidated leverage ratio as of the end of each fiscal quarter of Sisecam Wyoming, commencing with the fiscal quarter ending December 31, 2021, to be greater than 3.25: 1.00; provided, however, during the Specified Capital Expansion Holiday, the lenders shall not permit the consolidated leverage ratio as of the end of each fiscal quarter of Sisecam Wyoming to be greater than 3.75:1.00. “Specified Capital Expansion Holiday” means the period consisting of four (4) full fiscal quarters after the Sisecam Wyoming has (i) made capital expenditures related to the Specified Capital Expansion (or other capital expansion project approved by the board of directors, board of managers or equivalent governing body of Sisecam Wyoming) of at least $200.0 million and (ii) provided written notice to the administrative agent that Sisecam Wyoming is electing to initiate such Specified Capital Expansion Holiday. “Specified Capital Expansion” means expansion activities related to the lenders’ soda ash operations in Wyoming which have been approved in writing by the Sisecam Wyoming’s board of directors, board of managers or equivalent governing body. The Sisecam Wyoming Credit Facility permits the consolidated interest coverage ratio as of the end of any fiscal quarter of Sisecam Wyoming, commencing with the fiscal quarter ending December 31, 2021, to be less than 3.00:1.00.
In connection with the CoC Transaction (as defined in Note 1 above), on December 17, 2021, Sisecam Wyoming entered into the First Amendment (“First Amendment”) to its $225.0 million senior secured revolving credit facility, dated as of October 28, 2021 (as amended, the “Sisecam Wyoming Credit Facility”), with each of the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. Pursuant to the First Amendment, the definition of “Change of Control” under the Credit Facility was revised to reflect that the updated indirect ownership of Sisecam Resources LP and Sisecam GP as contemplated by the CoC Transaction will not cause a Change of Control under the Sisecam Wyoming Credit Facility so long as the CoC Transaction occurs prior to March 31, 2022. The CoC Transaction did not cause a change in control event under the Credit Facility.
Management is not aware of any current circumstances that would result in an event of default under the Sisecam Wyoming Credit Facility at March 31, 2022 or in the next twelve months.
Prior Sisecam Wyoming Credit Facility
On August 1, 2017, Sisecam Wyoming entered into a credit agreement (as amended, the “Prior Sisecam Wyoming Credit Facility” and together with the Sisecam Wyoming Equipment Financing Arrangement, the “Prior Sisecam Wyoming Debt Agreements”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, National Association (“PNC Bank”), as administrative agent, swing line lender and a Letter of Credit (“L/C”) issuer. The Prior Sisecam Wyoming Credit Facility was a $225.0 million senior revolving credit facility with a syndicate of lenders, which matured on the fifth anniversary of the closing date of such credit facility. The Prior Sisecam Wyoming Credit Facility provided for revolving loans to fund working capital requirements, and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes.

On July 27, 2020, the Prior Sisecam Wyoming Credit Facility was further amended (the “July 2020 Sisecam Wyoming Amendment”) to increase Sisecam Wyoming’s financial and liquidity flexibility due to COVID-19. The July 2020 Sisecam Wyoming Amendment, among other things, (i) increased, for a limited period, certain restrictive debt covenants that require Sisecam Wyoming and its subsidiaries to maintain certain leverage ratios and interest coverage ratios at the end of each period, (ii) provided a tiered interest rate structure based on applicable covenant ratios and established a 0.5% interest floor, (iii) effectuated changes to collateral restricted disbursements and covenanted to give security if covenant ratios are equal to or above certain levels. The July 2020 Sisecam Wyoming Amendment also provided for covenants to restrict certain payments and to give security in certain personal property of Ciner Wyoming following a fiscal quarter in which the leverage ratio is equal to or higher than 3.50:1.0, so long as the applicable leverage ratio limit is otherwise adhered to. Any such security would be released upon achievement of a leverage ratio less than 2.00:1.0 at the end of any quarter. The July 2020 Sisecam Wyoming Amendment also required quarterly maintenance of a certain leverage ratio and an interest coverage ratio of not less than 3.00:1.0. On October 28, 2021, Sisecam Wyoming terminated the Prior Sisecam Wyoming Credit Facility and entered into the Sisecam Wyoming Credit Facility as described above.
Ciner Resources Credit Facility
On August 1, 2017, the Partnership entered into a Credit Agreement (as amended, the “Ciner Resources Credit Facility”) with each of the lenders listed on the respective signature pages thereof and PNC Bank, as administrative agent, swing line lender and an L/C issuer. The Ciner Resources Credit Facility was a $10.0 million senior secured revolving credit facility with a syndicate of lenders, that would have matured on the fifth anniversary of the closing date of such credit facility. The Ciner Resources Credit Facility provided for revolving loans to be available to fund distributions on the Partnership’s units and working capital requirements and capital expenditures, to consummate permitted acquisitions and for all other lawful partnership purposes. The Ciner Resources Credit Facility included a sublimit up to $5.0 million for same-day swing line advances and a sublimit up to $5.0 million for letters of credit. The Partnership’s obligations under the Ciner Resources Credit Facility were guaranteed by each of the Partnership’s material domestic subsidiaries other than Sisecam Wyoming. In addition, the Partnership’s obligations under the Ciner Resources Credit Facility were secured by a pledge of substantially all of the Partnership’s assets (subject to certain exceptions), including the membership interests held in Sisecam Wyoming by the Partnership.
On March 8, 2021, the Partnership terminated the Ciner Resources Credit Facility; the Partnership repaid in full its obligations thereunder.
WE Soda and Ciner Enterprises Facilities Agreement
On August 1, 2018, Ciner Enterprises, the entity that, prior to the CoC Transaction, indirectly owned and controlled the Partnership, refinanced its existing credit agreement and entered into a new facilities agreement, to which WE Soda and Ciner Enterprises (as borrowers), and KEW Soda, WE Soda, WE Soda Kimya Yatırımları Anonim Şirketi, Ciner Kimya Yatırımları Sanayi ve Ticaret Anonim Şirketi, Ciner Enterprises, SCW LLC, and Sisecam Chemicals (as original guarantors and together with the borrowers, the “Ciner Obligors”), were parties (as amended and restated or otherwise modified, the “Facilities Agreement”), and certain related finance documents.
On February 20, 2022, the Facilities Agreement was refinanced and Ciner Enterprises, SCW LLC, and Sisecam Chemicals were released from being Obligors of the Facilities Agreement and are not a party to the WE Soda refinanced agreement.
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2022	December 31, 2021
Reclamation reserve	$8.1	$8.0
Accrued other taxes	3.7	—
Other	1.0	1.8
Total	$12.8	$9.8
Accrued other taxes as of March 31, 2022 were higher compared to December 31, 2021 due to an increase in the payment period related to the production based tax.
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2022	December 31, 2021
Beginning reclamation reserve balance	$8.0	$7.3
Accretion expense	0.1	0.4
Reclamation adjustments (1)	—	0.3
Ending reclamation reserve balance	$8.1	$8.0

(1) The reclamation costs are periodically evaluated for adjustments by the Wyoming Department of Environmental Quality. See Note 9 “Commitments and Contingencies, “Mine Permit Bonding Commitment” for additional information on our reclamation reserve, including changes to the underlying reclamation obligation that resulted in the asset retirement obligation reclamation adjustment.
6. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Sisecam Chemicals and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the retirement plans for salaried employees and hourly employees (the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. The Retirement Plans cover substantially all full-time employees hired before May 1, 2001. Sisecam Chemicals’ Retirement Plans had a net liability balance of $31.9 million and $32.8 million as of March 31, 2022 and December 31, 2021, respectively. Sisecam Chemicals’ current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portions of the Retirement Plans’ net periodic pension benefit were $0.9 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. The increase in the amount of benefit recognized during the three months ended March 31, 2022 was driven by asset changes from the prior period.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan were $1.7 million for each of the three months ended March 31, 2022 and 2021.
Postretirement Benefits - Most of the Partnership’s employees hired before January 2, 2017 are eligible for postretirement benefits other than pensions if they reach age 58 while still employed with at least 10 years of service.
The postretirement benefits are accounted for by Sisecam Chemicals on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Sisecam Chemicals has the right to modify or terminate the plan. The Sisecam Chemicals post-retirement plan had a net unfunded liability of $10.6 million and $10.7 million as of March 31, 2022 and December 31, 2021, respectively.
The Partnership’s allocated portions of postretirement costs were $0.2 million for each of the three months ended March 31, 2022 and 2021.
7. EQUITY - BASED COMPENSATION
In July 2013, our general partner established the Sisecam Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date, the “Plan” or “LTIP”). Historically, the Plan was intended to provide incentives that will attract and retain valued employees, officers, consultants and non-employee directors by offering them a greater stake in our success and a closer identity with us, and to encourage ownership of our common units by such individuals. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights (“DERs”), cash awards and other unit-based awards.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan; provided, that as previously disclosed in 2020, the MLP Board approved an updated compensation policy for the general partner’s executive officers and other employees whereby the Partnership provides additional cash consideration as compensation to such executive officers and other employees of the general partner or its affiliates that provide services to the Partnership in lieu of participation in the Plan. As of March 31, 2022, a total of 0.6 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2022, and 2021.
Time Restricted Unit Awards
We may grant restricted unit awards in the form of common units to certain employees that vest over a specified period of time, usually between one to three years, with vesting based on continued employment as of each applicable vesting date. Award recipients are entitled to distributions subject to the same restrictions as the underlying common unit. The awards are classified as equity awards and are accounted for at fair value at grant date.
As of December 31, 2021 and March 31, 2022, there are no unvested time restricted unit awards and no unrecognized related compensation expense.
The following table presents a summary of activity on the Time Restricted Unit Awards for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	21,937	$17.57
Vested	—	—	(12,249)	18.46
Unvested at the end of the period	—	$—	9,688	$16.45

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
The following table presents a summary of activity on the TR Performance Unit Awards for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	7,678	$41.53
Vested	—	—	(7,678)	41.53
Unvested at the end of the period	—	$—	—	$—

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
Vested 2019 Performance Unit Awards will be settled in our common units, with the number of such common units payable under the award to be calculated by multiplying the target number provided in the corresponding 2019 Performance Unit Award agreement by a payout multiplier, which may range from 0%-200% in each case, as determined by aggregating the corresponding weighted average assigned to the Performance Metrics. The 2019 Performance Unit Awards also contain DERs and grant the recipient the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued. Upon vesting of the 2019 Performance Unit Awards, the award recipient is entitled to receive a cash payment equal to the sum of the distribution equivalents accumulated with respect to vested 2019 Performance Unit Awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. The 2019 Performance Unit Awards granted to award recipients during 2019 have a performance cycle that began on January 1, 2019 and ended on December 31, 2021.
The following table presents a summary of activity on the 2019 Performance Unit Awards for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)
Unvested at the beginning of period	25,062	$16.45	29,057	$16.45
Vested (2)	(21,171)	16.45	—	—
Performance adjustments (2)	(3,891)	16.45	—	—
Unvested at the end of the period	—	$—	29,057	$16.45

(1) Determined by dividing the weighted average price per common unit on the date of grant.
(2) The actual number of shares awarded based on achievement of the Performance Metrics was approximately 84% of the grant target quantity, as approved by the Partnership’s Board of Directors in the three months ended March 31, 2022, and was adjusted accordingly.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income, attributable to Sisecam Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive income as of March 31, 2022 and December 31, 2021, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2021	3.0
Other comprehensive income before reclassification	4.5
Amounts reclassified from accumulated other comprehensive loss	(1.8)
Net current period other comprehensive income	2.7
Balance at March 31, 2022	$5.7
Other Comprehensive Income (Loss)
Other comprehensive income/(loss), including the portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized gain/(loss) on derivative financial instruments and the impact of discontinuation of any hedge accounting. The components of other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2022	2021
Unrealized gain/(loss) on derivatives:
Mark to market and other adjustment on interest rate swap contracts	$0.8	$0.3
Mark to market adjustment on natural gas forward contracts	4.4	1.2
Gain on derivative financial instruments	$5.2	$1.5

Reclassifications for the Period
The components of other comprehensive (loss) income, attributable to Sisecam Resources LP, that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2022	2021
Details about other comprehensive (loss) income components:
Gains and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.1	Interest expense
Natural gas forward contracts	(1.9)	(0.2)	Cost of products sold
Total reclassifications for the period	$(1.8)	$(0.1)

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
In the three months ended March 31, 2022, the Partnership extended its gas transportation contract through 2031 with annual minimum requirements ranging from $1.5 million to $2.8 million over the life of the contract.
Mine Permit Bonding Commitment
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million at March 31, 2022 and December 31, 2021. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
10. AGREEMENTS AND TRANSACTIONS WITH AFFILIATES
Agreements and transactions with affiliates have a significant impact on the Partnership’s financial statements because the Partnership is a subsidiary and investee within two different global group structures. Agreements directly between the Partnership and other affiliates, or indirectly between affiliates that the Partnership does not control, can have a significant impact on recorded amounts or disclosures in the Partnership's financial statements, including any commitments and contingencies between the Partnership and affiliates, or potentially, third parties.
Sisecam Chemicals was the exclusive sales agent for the Partnership and has responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. As previously disclosed, Sisecam Chemicals, an affiliate of the Partnership, terminated its membership in ANSAC effective December 31, 2020. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s export sales and marketing efforts. In 2021, Sisecam Chemicals leveraged the distributor network established by the Ciner Group and continues to evaluate the distribution network and independent third-party distribution partners to optimize our reach into each market. For the three months ended March 31, 2022 and 2021, the total logistic services, which are included in cost of products sold, from affiliates were approximately $2.4 million and $0.2 million, respectively.
Selling, general and administrative expenses also include amounts charged to the Partnership by its affiliates principally consisting of salaries, benefits, office supplies, professional fees, travel, rent and other costs of certain assets used by the Partnership. On October 23, 2015, the Partnership entered into a Services Agreement (the “Services Agreement”) with our general partner and Sisecam Chemicals. Pursuant to the Services Agreement, Sisecam Chemicals has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Sisecam Chemicals an annual management fee and reimburse Sisecam Chemicals for certain third-party costs incurred in connection with providing such services. In addition, under the limited liability company agreement governing Sisecam Wyoming, Sisecam Wyoming reimburses us for employees who operate our assets and for support provided to Sisecam Wyoming. These transactions do not necessarily represent arm's length transactions and may not represent all costs if Sisecam Wyoming operated on a standalone basis.

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Sisecam Chemicals	$5.4	$3.6
Total selling, general and administrative expenses - affiliates	$5.4	$3.6

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
(In millions)	Accounts receivable from affiliates		Due to affiliates
Sisecam Chemicals	$50.6	49.3	$2.8	2.2
Other	—	—	1.1	0.1
Total	$50.6	$49.3	$3.9	$2.3

The amounts due from Sisecam Chemicals are primarily related to the funding, that the Partnership provides for pension and postretirement plans as contributions on behalf of Sisecam Chemicals, in excess of the amounts that have been allocated to the Partnership related to its participation in the plans.

11. REVENUE
We have three major international customers which individually account for over 10% of total net sales for the three months ended March 31, 2022. We had two major international customers for the three months ended March 31, 2021. Revenues from these international customers were approximately $64.2 million and $43.4 million for the three months ended March 31, 2022 and 2021, respectively. The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Domestic	$69.5	$66.3
International	93.9	61.5
Total net sales	$163.4	$127.8

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
We have interest rate swap contracts to mitigate our exposure to possible increases in interest rates. The swap contracts had an aggregate notional value of $37.5 million at March 31, 2022 and December 31, 2021. The swaps have various maturities through 2024.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $16.4 million and $24.1 million at March 31, 2022 and December 31, 2021, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations as of March 31, 2022 and December 31, 2021:

		Assets			Liabilities
		March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—	$—	Accrued Expenses	$0.1	$0.2
Natural gas forward contracts - current	Other current assets	8.2	5.9	Accrued Expenses	—	0.6
Interest rate swap contracts - non-current	Other non-current assets	0.6	0.1	Other non-current liabilities	—	0.2
Natural gas forward contracts - non-current	Other non-current assets	3.4	2.5	Other non-current liabilities	0.8	1.4
Total fair value of derivatives designated as hedging instruments		$12.2	$8.5		$0.9	$2.4
Financial Assets and Liabilities Not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.

13. SUBSEQUENT EVENTS
Q1 2022 Distribution
Effective as of April 28, 2022, the members of the Board of Managers of Sisecam Wyoming, approved a cash distribution to the members of Sisecam Wyoming in the aggregate amount of $21.4 million. This distribution is payable on May 16, 2022.
On April 29, 2022, the Partnership declared a cash distribution approved by the board of directors of our general partner. The cash distribution for the first quarter of 2022 of $0.50 per unit will be paid on May 18, 2022 to unitholders of record on May 10, 2022.

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
•the creditworthiness of our customers;
•a cybersecurity event;
•the impact of war on the global economy, energy supplies and raw materials;
•the short and long term impact of the COVID-19 pandemic, including the impact of mandated quarantines in the U.S. and abroad and other COVID-19 related government orders pertaining to or otherwise affecting our employees, suppliers, customers, supply chains and operations and the ultimate effectiveness of vaccines and related programs on new variants of the virus;
•the impact of the CoC Transaction and the ANSAC exit and our transition to the utilization of our global distribution network;
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
•restrictions on distributions contained in debt agreements to which Sisecam Wyoming is a party;
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
References
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP and its subsidiary, Sisecam Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals") is 60% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC, the general partner of Sisecam Resources LP and a direct wholly-owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC"), which is a direct wholly-owned subsidiary of Sisecam Chemicals. Sisecam Chemicals is a 60%-owned subsidiary of Sisecam USA, which is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent") which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded in 1935, is based in Turkey and is one of the largest industrial publicly-listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam Parent is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
Overview
We are a Delaware limited partnership formed by SCW LLC to own a 51.0% membership interest in, and to operate the trona ore mining and soda ash production business of Sisecam Wyoming. Sisecam Wyoming is currently one of the world’s largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 50 years.
NRP Trona LLC, a wholly-owned subsidiary of Natural Resource Partners L.P. (“NRP”) currently owns an indirect 49.0% membership interest in Sisecam Wyoming.
Recent Developments
COVID-19
The global impact of the COVID-19 and its variants ("COVID-19") pandemic continues to evolve. We continue to closely monitor the impact of COVID-19 pandemic and all governmental actions in response thereto on all aspects of our business, including how it impacts our customers, employees, supply chain, distribution network and cash flows. The pandemic has affected our operational and financial performance to varying degrees and the extent of its effect on our operational and financial performance will continue to depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic (including due to recent or continuing variants such as Omicron), the actions taken to contain or mitigate its impact (including the distribution and effectiveness of vaccines and vaccine boosters), and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others. The production volumes in the three months ended March 31, 2022 were at pre-COVID-19 pandemic levels, which we consider to be production levels prior to the second quarter 2020. Soda ash demand in the U.S. as well as the global market has recovered to pre-pandemic levels since late 2021. There are select markets that continue to bear the impacts, however in most cases we see recovery taking place including areas where the demand was significantly negatively impacted for a prolonged period. The Partnership’s assessment of the future magnitude and duration of COVID, as well as other factors, may change and could result in changes in our accounting estimates and assumptions used to prepare our financial statements in conformity with generally accepted accounting principles in the U.S. GAAP.
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
In connection with the CoC Transaction, the new controlling ownership of our general partner continues to refine the financial, liquidity, capital expenditures and distribution strategy for the Partnership. The new controlling ownership is committed to maintaining a disciplined financial policy with a conservative capital structure that considers amongst other things current and anticipated investments and economic uncertainties. On April 29, 2022, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2022 of $0.500 per unit will be paid on May 18, 2022 to unitholders of record on May 10, 2022. See Part I, Item 1, Financial Statements - Note 13, “Subsequent Events”, for more information
We intend to pay a sustainable quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. There is no guarantee that we will make quarterly cash distributions to our unitholders, however, and other than as set forth in our partnership agreement, we do not have a legal obligation to do so.
Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near and mid-term we expect customers across all segments to continue managing and mitigating the impact of COVID-19 to their operations. Soda ash demand in the U.S. as well as the global market have recovered to pre-pandemic levels since late 2021. There are select markets that continue to bear the impacts, however in most cases we see recovery taking place including areas where the demand was significantly negatively impacted for a prolonged period.
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

International Export Capabilities
As previously disclosed, Sisecam Chemicals, an affiliate of the Partnership, terminated its membership in ANSAC effective December 31, 2020. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s export sales and marketing efforts. In connection with the settlement agreement with ANSAC, Sisecam Chemicals continued to sell, at substantially lower volumes, product to ANSAC for export sales purposes in 2021 and the three months ended March 31, 2022, with a fixed rate per ton selling, general and administrative expense. In connection with the settlement agreement with ANSAC, there remains sales commitments to ANSAC in 2022 where Sisecam Chemicals will continue to sell, at substantially lower volumes than 2021, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense. The ANSAC exit allowed Sisecam Chemicals to improve access to customers and gain control over placement of its sales in the international marketplace beginning in 2021. This enhanced view of the global market allows Sisecam Chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as our business requires in certain target areas.
Although ANSAC has historically been our largest customer, the impact of Sisecam Chemicals' exit from ANSAC on our net sales, net income and liquidity was limited. With a low-cost position and improved access to international customers and control over placement of its sales in the international marketplace and logistics, we have adequately replaced these net sales made under the former agreement with ANSAC. Sisecam Chemicals leveraged the distributor network established by the Ciner Group beginning in 2021 and continues to evaluate the distribution network and independent third-party distribution partners to optimize our reach into each market.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Due to the historic volatility of natural gas prices, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. The Partnership has a natural gas-fired turbine co-generation facility that is capable of providing roughly one-third of our electricity and steam demands at our mine in the Green River Basin and that mitigates the Partnership’s exposure to volatile energy costs. In a normal production environment the facility is expected to provide us over 180.0 million kWh of electricity annually.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore, which we refer to as our “ore grade,” is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.56: 1.0 and 1.65: 1.0 for the three months ended March 31, 2022 and 2021, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. This freight costs make up a large portion of the total delivered cost to the customer. Delivery costs to most domestic customers and ANSAC primarily relate to rail freight services. Some domestic customers may elect to arrange their own freight and logistic services. Delivered costs to non-ANSAC international customers primarily consists of both rail freight services to the port of embarkation and the additional ocean freight to the port of disembarkation.
Sisecam Chemicals enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the three months ended March 31, 2022 and 2021, the Partnership shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. The Partnership’s plant receives rail service exclusively from the railroad company and shipments by rail accounted for over 50% and over 60% of our total freight costs for three months ended March 31, 2022 and 2021, respectively. The decrease in the percentage of freight that is related to the railroad company is due primarily to the increased ocean freight in the three months ended March 31, 2022 of direct international sales and their respective delivery locations.
If Sisecam Chemicals does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During 2021 and three months ended March 31, 2022, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. Sisecam Chemicals renewed its agreement with the railroad company in October 2021, which now expires on December 31, 2025.
Net Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when we satisfy the performance obligation defined in the contract with the customer. The performance obligation is typically met when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset. The time at which delivery and transfer of title occurs is the point when the product leaves our facilities for domestic customers, the point when the product reaches the port of loading for ANSAC sales, and the point when the product is placed on a vessel for other international customers, thereby rendering our performance obligation fulfilled. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Sisecam Chemicals. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
Sales prices for international sales may include the cost of rail freight to the port of embarkation and the cost of ocean freight to the port of disembarkation for import by the customer.
Cost of Products Sold
Expenses relating to employee compensation, energy, including natural gas and electricity, royalties and maintenance materials constitute the greatest components of cost of products sold. These costs generally increase in line with increases in sales volume.

Energy. A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $7.87. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three months ended March 31, 2022 and 2021 were $5.76 and $3.01 MMBtu, respectively. In early 2020, we constructed a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. In order to mitigate the risk of gas price fluctuations, the Partnership expects to continue to hedge a portion of its forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next three years.
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various benefit plans offered and administered by Sisecam Chemicals.
Royalties. During the three months ended March 31, 2022, we paid royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility. We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Sisecam Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with a predecessor in interest to Sweetwater Royalties LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Sisecam Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduced the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. Our estimated proven and probable trona reserve includes a significant amount from leases with the U.S. Government. See the sections entitled “Leases and License” and “Trona Resources and Trona Reserves” set forth under Item 1. Business in our 2021 Annual Report for additional information on leases.
Selling, General and Administrative Expenses
Selling, general and administrative expenses incurred by our affiliates on our behalf are allocated to us based on the time the employees of those companies spend on our business and the actual direct costs they incur on our behalf. The Partnership has a Services Agreement (the “Services Agreement”), with our general partner and Sisecam Chemicals. Pursuant to the Services Agreement, Sisecam Chemicals has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Sisecam Chemicals an annual management fee, subject to quarterly adjustments, and reimburse Sisecam Chemicals for certain third-party costs incurred in connection with providing such services. In addition, under the agreement governing Sisecam Wyoming, Sisecam Wyoming reimburses us for employees who operate our assets and for support provided to Sisecam Wyoming.
Effective as of the end of day on December 31, 2020, Sisecam Chemicals exited ANSAC. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Sisecam Chemicals has established business relationships with distributors by leveraging the Ciner Group’s distributor network and offering its customers an improved level of service and greater certainty of supply to the Partnership’s end customers. In connection with the settlement agreement with ANSAC, the Partnership met its 2021 sales commitments to ANSAC which were at substantially lower volumes than prior years. There remains a commitment to sell additional tons to ANSAC in 2022, which are at substantially lower volumes than 2021. These 2022 and 2021 sales to ANSAC were for export sales purposes, and required a fixed rate per ton selling, general and administrative expense. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.

First Quarter 2022 Financial Highlights:

•Net sales of $163.4 million increased 27.9% from the prior-year first quarter. This increase is primarily attributable to the sales price increase in the international sales by 89.1% partly offset by 11.1% decrease in total sales volume for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The lower volume was due to the increase in the soda ash volume sold in the first quarter of 2021 primarily as a result of significant international sales volumes associated with the initial impact of direct sales to international customers subsequent to our December 31, 2020 ANSAC exit.
•Soda ash volume produced increased 4.6% from the prior-year first quarter, and soda ash volume sold decreased 11.1% from the prior-year first quarter. During the first quarter of 2021, the Partnership experienced an increase in international sales volume associated with the initial impact of direct sales to international customers subsequent to our December 31, 2020 ANSAC exit.
•Net income of $31.8 million increased $26.2 million from the prior-year first quarter. This increase is primarily attributable to the operating income increase resulting from the sales price increase.
•Adjusted EBITDA of $39.4 million increased 151.0% from the prior-year first quarter. This increase is primarily attributable to the operating income increase.
•Basic earnings per unit of $0.78 for the quarter increased 550% over the prior-year first quarter of $0.12.
•Net cash provided by operating activities of $7.7 million increased 220.3% over prior-year first quarter. The increase is primarily attributable to the increased net income in the first quarter of 2022.
•Distributable cash flow of $15.1 million increased 221.3% compared to the prior-year first quarter.

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
The following table sets forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In millions, except for operating and other data section)	2022	2021
Net sales	$163.4	$127.8
Operating costs and expenses:
Cost of products sold	117.4	106.6
Depreciation, depletion and amortization expense	6.5	8.7
Selling, general and administrative expenses—affiliates	5.4	3.6
Selling, general and administrative expenses—others	1.2	2.0
Total operating costs and expenses	130.5	120.9
Operating income	32.9	6.9
Interest expense	1.1	1.3
Total other expense, net	1.1	1.3
Net income	31.8	5.6
Net income attributable to noncontrolling interest	16.1	3.2
Net income attributable to Sisecam Resources LP	$15.7	$2.4

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,057.2	1,066.9
Ore to ash ratio(1)	1.56: 1.0	1.65: 1.0
Ore grade(2)	86.6%	85.1%
Soda ash volume produced (thousands of short tons)	677.8	648.0
Soda ash volume sold (thousands of short tons)	640.0	719.9
Adjusted EBITDA(3)	$39.4	$15.7

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

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended March 31,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2022	2021	QTD

Net sales:
Domestic	$69.5	$66.3	4.8%
International	93.9	61.5	52.7%
Total net sales	$163.4	$127.8	27.9%
Sales volumes (thousands of short tons):
Domestic	313.4	315.4	(0.6)%
International	326.6	404.5	(19.3)%
Total soda ash volume sold	640.0	719.9	(11.1)%
Average sales price (per short ton) (1)
Domestic	$221.76	$210.21	5.5%
International	$287.51	$152.04	89.1%
Average	$255.31	$177.52	43.8%
Percent of net sales:
Domestic net sales	42.5%	51.9%	(18.1)%
International net sales	57.5%	48.1%	19.5%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	49.0%	43.8%	11.9%
International volume	51.0%	56.2%	(9.3)%
Total percent of volume sold	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
Consolidated Results
Net sales. Net sales increased by 27.9% to $163.4 million for the three months ended March 31, 2022 from $127.8 million for the three months ended March 31, 2021, primarily driven by an increase in international average sales price of 89.1% because the prices are generally negotiated on a quarterly basis with improving supply and demand fundamentals recognized for soda ash in the global market and particularly in Asia. Domestic average price also increased by 5.5% due to customer mix, factoring in the overall annual market price increase as the market has experienced fundamental improvements. The sales price increases are partially offset by 11.1% decrease in total sales volume for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The lower volume was due to the increase in the soda ash volume sold in the first quarter of 2021 primarily as a result of significant international sales volumes associated with the initial impact of direct sales to international customers subsequent to our December 31, 2020 ANSAC exit. See “How We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 7.5% to $123.9 million for the three months ended March 31, 2022 from $115.3 million for the three months ended March 31, 2021, which was primarily due to increases in freight cost, more specifically due to significant ocean freight cost increases impacted by recent global supply chain constraints as well as price increases in fuel.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 17.9% to $6.6 million for the three months ended March 31, 2022, compared to $5.6 million for the three months ended March 31, 2021. The increase was primarily due to more sales and marketing activities for the three months ended March 31, 2022 compared to three months ended March 31, 2021, as the overall economy continued to recover from the COVID-19 pandemic.
Operating income. As a result of the foregoing, operating income increased by approximately 377% to $32.9 million for the three months ended March 31, 2022 from a $6.9 million operating income for the three months ended March 31, 2021. The increase was due to higher net sales resulting from the higher average price for international customers.

Net income. As a result of the foregoing, net income increased by approximately 468% to $31.8 million for the three months ended March 31, 2022, from $5.6 million for the three months ended March 31, 2021. The increase was due to higher net sales resulting from the higher average price for international customers.
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
Our sources of liquidity include:
•cash generated from our operations of which we had cash on hand of $3.3 million at March 31, 2022; and
•approximately $125.0 million ($225.0 million, less $100.0 million outstanding), was available for borrowing and undrawn under the Sisecam Wyoming Credit Facility (as defined herein) as of March 31, 2022 (during the three months ended March 31, 2022, we made repayments on the Sisecam Wyoming Credit Facility of $10.0 million, offset by borrowings of $40.0 million).
We continue to analyze all aspects of our spending in order to maintain liquidity at levels we believe are necessary in order to satisfy cash requirements over the next twelve months and beyond. We are closely reviewing maintenance capital expenditures at our Wyoming facility to adequately maintain the physical assets. In addition, we are subject to business and operational risks that could adversely affect our cash flow, access to borrowings under the Sisecam Wyoming Credit Facility, and ability to make monthly installment payments under the Sisecam Wyoming Equipment Financing Arrangement. Our ability to satisfy debt service obligations, to fund planned capital expenditures, to make acquisitions and to make distributions will depend upon our future operating performance, which, in turn, will be affected by prevailing economic conditions, our business and other factors, some of which are beyond our control.
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Sisecam Wyoming Credit Facility. The amount, timing and classification of any such capital expenditures could affect the amount of cash that is available to be distributed to our unitholders.
In addition, we are subject to business and operational risks that could adversely affect our cash flow and access to borrowings under the Sisecam Wyoming Credit Facility and the Sisecam Wyoming Equipment Financing Arrangement.
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
Working Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers and supplier cost inflation, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Sisecam Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2022, we had a working capital balance of $173.4 million as compared to a working capital balance of $134.2 million as of December 31, 2021. The primary driver for the increase in our working capital balance was due to a higher accounts receivable balance as of March 31, 2022 than December 31, 2021 primarily as a result of 52.7% higher international sales in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million at March 31, 2022 and December 31, 2021. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of

Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, see Part I, Item 1A, “Risk Factors - Risks Inherent in our Business and Industry - Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.
Capital Expenditures
Our operations require investments to expand, upgrade or enhance existing operations and to meet evolving environmental and safety regulations. We distinguish between maintenance and expansion capital expenditures. Maintenance capital expenditures (including expenditures for the replacement, improvement or expansion of existing capital assets) are made to maintain, over the long-term, our operating income or operating capacity. Examples of maintenance capital expenditures are expenditures to upgrade and replace mining equipment and to address equipment integrity, safety and environmental laws and regulations. Our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves. Expansion capital expenditures are incurred for acquisitions or capital improvements made to increase, over the long-term, our operating income or operating capacity. Examples of expansion capital expenditures include the acquisition and/or construction of complementary assets to grow our business and to expand existing facilities, such as projects that increase production from existing facilities or reduce costs, to the extent such capital expenditures are expected to increase our long-term operating capacity or operating income.
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended March 31,
(In millions)	2022	2021
Capital Expenditures:
Maintenance	$7.2	$7.5
Expansion	—	0.3
Total	$7.2	$7.8
In connection with the acquisition by Sisecam Chemicals USA Inc. (“Sisecam USA”) of 60% of Sisecam Chemicals Resources LLC, Sisecam USA, the new controlling owner, is evaluating all the expansion plans for the Partnership. As we evaluate investment opportunities, we intend to maintain our disciplined financial policy with a conservative capital structure.
Impact from Inflation
The impact of inflation has become significant in recent months and in the U.S. economy and may increase our cost to acquire or replace properties, plant and equipment. Inflation may also increase our costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we pass along increased costs to our customers in the form of higher selling prices, and we expect to continue this practice. While we continue to navigate through an inflationary cost environment, we remain confident in the initiatives we are taking to enhance the sales pricing structures, manage the cost efficiencies and secure critical supplies.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2022	2021
Cash provided by (used in):
Operating activities	$7.7	$(6.4)	220.3%
Investing activities	$(8.2)	$(5.4)	51.9%
Financing activities	$1.1	$14.0	(92.1)%

Operating Activities
Our operating activities during the three months ended March 31, 2022 provided cash of $7.7 million, an increase of 220.3% from the $6.4 million cash used during the three months ended March 31, 2021, primarily as a result of the following:
•an increase of 467.9% in net income of $31.8 million during the three months ended March 31, 2022, compared to $5.6 million for the prior-year period; and

•an offset by $10.1 million more cash used in working capital during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase of the cash used in working capital period over period was primarily due to a higher inventory balance at March 31, 2022 based on forecasted higher demand in the short term as compared to the three months ended March 31, 2021.
Investing Activities
We used cash flows of $8.2 million in investing activities during the three months ended March 31, 2022, compared to $5.4 million used during the three months ended March 31, 2021, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash provided by financing activities of $1.1 million during the three months ended March 31, 2022 decreased by 92.1% over the prior-year same period cash provided by financing activities, largely due to larger distributions to general partner and noncontrolling interest during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Borrowings under the Sisecam Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	March 31, 2022
Short-term borrowings from banks:
Outstanding amount at period end	$100.0
Weighted average interest rate at period end(1)	2.52%
Average daily amount outstanding for the period	$95.4
Weighted average daily interest rate for the period(1)	2.53%
Maximum month-end amount outstanding during the period	$110.0

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2022, the interest rate swap contracts had an aggregate notional value of $37.5 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.
Material Cash Requirements
During the three months ended March 31, 2022, there were no material changes with respect to the material cash requirements disclosed under the Section “Material Cash Requirements” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) except for in the three months ended March 31, 2022, the Partnership extended its gas transportation contract through 2031 with annual minimum requirements ranging from $1.5 million to $2.8 million over the life of the contract.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2022, there were no material changes with respect to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022 (the “2021 Annual Report”).
Recently Issued Accounting Standards
There are no issued but not yet effective accounting standards with a material impact to the Partnership.
Non-GAAP Financial Measures
We report our financial results in accordance with generally accepted accounting principles in the United States (“GAAP”). We also present the non-GAAP financial measures of:
•Adjusted EBITDA;
•Distributable cash flow; and
•Distribution coverage ratio.
We define Adjusted EBITDA as net income (loss) plus net interest expense, income tax, depreciation, depletion and amortization, equity-based compensation expense and certain other expenses that are non-cash charges or that we consider not to be indicative of ongoing operations. Distributable cash flow is defined as Adjusted EBITDA less net cash paid for interest, maintenance capital expenditures and income taxes, each as attributable to Sisecam Resources LP. The Partnership may fund expansion-related capital expenditures with borrowings under existing credit facilities such that expansion-related capital expenditures will have no impact on cash on hand or the calculation of cash available for distribution.  In certain instances, the timing of the Partnership’s borrowings and/or its cash management practices will result in a mismatch between the period of the borrowing and the period of the capital expenditure.  In those instances, the Partnership adjusts designated reserves (as provided in the partnership agreement) to take account of the timing difference. Accordingly, expansion-related capital expenditures have been excluded from the presentation of cash available for distribution. Distributable cash flow will not reflect changes in working capital balances. We define distribution coverage ratio as the ratio of distributable cash flow as of the end of the period to cash distributions payable with respect to such period.
Adjusted EBITDA is a non-GAAP supplemental financial measure that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess the Partnership’s operating performance and liquidity. Adjusted EBITDA may provide an operating performance comparison to other publicly traded partnerships in our industry, without regard to historical cost basis or financing methods. Adjusted EBITDA may also be used to assess the Partnership’s liquidity including such things as the ability of our assets to generate sufficient cash flows to make distributions to our unitholders and our ability to incur and service debt and fund capital expenditures.
Distributable cash flow and distribution coverage ratio are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess the Partnership’s liquidity, including:
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders; and
•our ability to incur and service debt and fund capital expenditures.
We believe that the presentation of Adjusted EBITDA provides useful information to our investors in assessing our financial conditions, results of operations and liquidity. Distributable cash flow and distribution coverage ratio provide useful information to investors in assessing our liquidity. The GAAP measures most directly comparable to Adjusted EBITDA is net income and net cash provided by operating activities. The GAAP measure most directly comparable to distributable cash flow and distribution coverage ratio is net cash provided by operating activities. Our non-GAAP financial measures of Adjusted EBITDA, distributable cash flow and distribution coverage ratio should not be considered as alternatives to GAAP net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all items that affect net income and net cash provided by operating activities. Investors should not consider Adjusted EBITDA, distributable cash flow and distribution coverage ratio in isolation or as a substitute for analysis of our results as reported under GAAP. Because Adjusted EBITDA, distributable cash flow and distribution coverage ratio may be defined differently by other companies, including those in our industry, our definition of Adjusted EBITDA, distributable cash flow and distribution coverage ratio may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.
The table below presents a reconciliation of the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow to the GAAP financial measures of net income and net cash provided by operating activities:

	Three Months Ended March 31,
(In millions, except per unit data)	2022	2021
Reconciliation of Adjusted EBITDA to net income:
Net income	$31.8	$5.6
Add backs:
Depreciation, depletion and amortization expense	6.5	8.7
Interest expense, net	1.1	1.3
Equity-based compensation expense, net of forfeitures	—	0.1
Adjusted EBITDA	$39.4	$15.7
Less: Adjusted EBITDA attributable to noncontrolling interest	19.7	8.0
Adjusted EBITDA attributable to Sisecam Resources LP	$19.7	$7.7

Reconciliation of distributable cash flow to Adjusted EBITDA attributable to Sisecam Resources LP:
Adjusted EBITDA attributable to Sisecam Resources LP	$19.7	$7.7
Less: Cash interest expense, net attributable to Sisecam Resources LP	0.5	0.5
Less: Maintenance capital expenditures attributable to Sisecam Resources LP	4.1	2.5
Distributable cash flow attributable to Sisecam Resources LP	$15.1	$4.7

Cash distribution declared per unit	$0.500	$—
Total distributions to unitholders and general partner	$10.1	$—
Distribution coverage ratio	1.50	N/A

Reconciliation of Adjusted EBITDA to net cash from operating activities:
Net cash provided by operating activities	$7.7	$(6.4)
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.2)
Net change in working capital	31.1	20.9
Interest expense, net	1.1	1.3
Other non-cash items	(0.4)	0.1
Adjusted EBITDA	$39.4	$15.7
Less: Adjusted EBITDA attributable to noncontrolling interest	19.7	8.0
Adjusted EBITDA attributable to Sisecam Resources LP	$19.7	$7.7
Less: Cash interest expense, net attributable to Sisecam Resources LP	0.5	0.5
Less: Maintenance capital expenditures attributable to Sisecam Resources LP	4.1	2.5
Distributable cash flow attributable to Sisecam Resources LP	$15.1	$4.7

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks and commodity price risks is discussed in Part II, Item 7A of our 2021 Annual Report. The uncertainty that exists with respect to the economic impacts of the global COVID-19 pandemic have introduced significant volatility in the financial markets. The impacts of such volatility on the Partnership cannot be predicted with confidence or reasonably estimated at this time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2022 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2021 Annual Report. There have been no material changes in that information.

Item 1A. Risk Factors
In addition to the information set forth in this Report, including under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor provided below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Report and our 2021 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
The impact of any current or future war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of any existing or future war are difficult to predict. We continue to monitor any adverse impact that any outbreak of war and any repercussions therefrom may have on the global economy in general, on our business and operations specifically and on the businesses and operations of our suppliers, customers and supply chains. For example, a prolonged conflict could result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs of raw materials. To the extent any war may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Units That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28 (1)	7,874	$20.31	—	—
March 1 - March 31	—	—	—	—
Total	7,874	$20.31	—	—

(1) Of the 21,171 performance units that vested on February 28, 2022, and converted to common units, 7,874 common units were purchased by the Partnership on February 28, 2022 at closing price of the Partnership’s common units on the NYSE on February 28, 2022, in satisfaction of certain employee tax withholding obligations.

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
3.1
Certificate of Limited Partnership of Sisecam Resources LP dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

3.2
Certificate of Amendment of the Certificate of Limited Partnership of Sisecam Resources LP effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.3
Certificate of Amendment of the Certificate of Limited Partnership of Sisecam Resources LP dated as of February 18, 2022 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022)

3.4
First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

3.5
Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)

3.6
Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.7
Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)

3.8
Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP, dated as of February 18, 2022 (incorporated by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022)

3.9
Certificate of Formation of Sisecam Resource Partners LLC, dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013).

3.10
Certificate of Amendment to the Certificate of Formation of Sisecam Resource Partners LLC effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.11
Certificate of Amendment of the Certificate of Formation of Sisecam Resource Partners LLC dated as of February 18, 2022 (incorporated by reference to Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022)

3.12	Amended and Restated Limited Liability Company Agreement of Sisecam Resources Partners LLC dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
3.13
Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Sisecam Resource Partners LLC dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)

3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sisecam Resource Partners LLC, dated as of December 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 14, 2021).

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sisecam Resource Partners LLC, dated as of February 18, 2022 (incorporated by reference to Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022).

10.1
Amendment No. 2 to Limited Liability Company Agreement of Sisecam Wyoming LLC dated as of February 10, 2022 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022).

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

SISECAM RESOURCES LP
		By:	Sisecam Resource Partners LLC, its General Partner

Date:	May 2, 2022
		By:	/s/ Ertugrul Kaloglu
Ertugrul Kaloglu President and Chief Executive Officer of Sisecam Resource Partners LLC, our General Partner (Principal Executive Officer)
Date:	May 2, 2022
		By:	/s/ Mehmet Nedim Kulaksizoglu
Mehmet Nedim Kulaksizoglu Chief Financial Officer of Sisecam Resource Partners LLC, our General Partner (Principal Financial Officer)

Date:	May 2, 2022
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Sisecam Resource Partners LLC, our General Partner (Principal Accounting Officer)