Form 10-Q
period 2022-06-30
Sisecam Resources LP
filed 2022-08-01
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 19,799,791 common units and 399,000 general partner units outstanding at July 26, 2022, the most recent practicable date.

SISECAM RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP and its subsidiary, Sisecam Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals") is 60% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC, the general partner of Sisecam Resources LP and a direct wholly-owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC"), which is a direct wholly-owned subsidiary of Sisecam Chemicals. Sisecam USA is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent") which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded in 1935, is based in Turkey and is one of the largest industrial publicly-listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam Parent is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
We include cross references to captions elsewhere in this Report where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SISECAM RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$3.4	$2.7
Accounts receivable—affiliates	51.2	49.3
Accounts receivable, net	170.6	116.9
Inventory	36.8	30.1
Other current assets	10.5	9.0
Total current assets	272.5	208.0
Property, plant and equipment, net	303.6	304.2
Other non-current assets	32.3	31.1
Total assets	$608.4	$543.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.7	$8.6
Accounts payable	30.8	21.9
Due to affiliates	5.8	2.3
Accrued expenses	46.3	41.0
Total current liabilities	91.6	73.8
Long-term debt	145.6	115.0
Other non-current liabilities	13.6	9.8
Total liabilities	250.8	198.6
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Sisecam Chemicals Wyoming LLC (19.8 units issued and outstanding at June 30, 2022 and December 31, 2021)	195.3	187.4
General partner unitholders - Sisecam Resource Partners LLC (0.4 units issued and outstanding at June 30, 2022 and December 31, 2021)	4.4	4.6
Accumulated other comprehensive income	1.5	3.0
Partners’ capital attributable to Sisecam Resources LP	201.2	195.0
Noncontrolling interest	156.4	149.7
Total equity	357.6	344.7
Total liabilities and equity	$608.4	$543.3
See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2022	2021	2022	2021
Net sales	$189.1	$120.7	$352.5	$248.5
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	141.6	99.1	259.0	205.7
Depreciation, depletion and amortization expense	7.2	7.7	13.7	16.4
Selling, general and administrative expenses—affiliates	4.1	4.2	9.5	7.8
Selling, general and administrative expenses—others	3.6	1.4	4.8	3.4
Total operating costs and expenses	156.5	112.4	287.0	233.3
Operating income	32.6	8.3	65.5	15.2
Other (expenses) income:
Interest expense	(1.4)	(1.5)	(2.5)	(2.8)
Total other expense, net	(1.4)	(1.5)	(2.5)	(2.8)
Net income	31.2	6.8	63.0	12.4
Net income attributable to noncontrolling interest	15.8	3.9	31.9	7.1
Net income attributable to Sisecam Resources LP	15.4	2.9	31.1	5.3
Other comprehensive income:
Income/(loss) on derivative financial instruments	(8.2)	5.1	(3.0)	6.6
Comprehensive income	23.0	11.9	60.0	19.0
Comprehensive income attributable to noncontrolling interest	11.8	6.4	30.4	10.3
Comprehensive income attributable to Sisecam Resources LP	$11.2	$5.5	$29.6	$8.7

Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.76	$0.15	$1.54	$0.27
Net income per limited partner unit (diluted)	$0.76	$0.15	$1.54	$0.27

Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.8	19.8	19.8	19.8
Weighted average limited partner units outstanding (diluted)	19.8	19.8	19.8	19.8

  See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In millions)	2022	2021
Cash flows from operating activities:
Net income	$63.0	$12.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	13.9	16.7
Loss on disposal of assets, net	1.7	—
Equity-based compensation expenses	0.3	0.4
Other non-cash items	0.3	0.2
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(1.9)	(4.4)
Accounts receivable, net	(53.7)	(13.7)
Inventory	(6.9)	2.3
Other current and non-current assets	(1.8)	(2.0)
Accounts payable	8.2	6.1
Due to affiliates	3.5	(0.7)
Accrued expenses and other liabilities	5.8	1.1
Net cash provided by operating activities	32.4	18.4
Cash flows from investing activities:
Capital expenditures	(15.0)	(17.1)
Net cash used in investing activities	(15.0)	(17.1)
Cash flows from financing activities:
Borrowings on Sisecam Wyoming Credit Facility	90.5	57.5
Borrowings on Sisecam Resources Credit Facility	—	1.0
Repayments on Sisecam Wyoming Credit Facility	(55.5)	(50.0)
Repayments on Sisecam Resources Credit Facility	—	(2.0)
Repayments of Sisecam Wyoming Equipment Financing Arrangement	(4.3)	(1.5)
Debt issuance costs	—	(0.3)
Distributions to common unitholders, general partner, and noncontrolling interest	(47.2)	(3.9)
Common units surrendered for taxes	(0.2)	(0.1)
Net cash (used in) provided by financing activities	(16.7)	0.7
Net increase in cash and cash equivalents	0.7	2.0
Cash and cash equivalents at beginning of period	2.7	0.5
Cash and cash equivalents at end of period	$3.4	$2.5

Supplemental disclosure of cash flow information:
Interest paid during the period	$2.2	$2.3
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$3.6	$1.4
 See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Attributable to Sisecam Resources LP Equity	Noncontrolling Interest	Total Equity
(In millions)
Balance at December 31, 2020	$170.0	$4.2	$—	$174.2	$131.1	$305.3
Net income	2.4	—	—	2.4	3.2	5.6
Other comprehensive income	—	—	0.8	0.8	0.7	1.5
Distributions	—	—	—	—	(3.9)	(3.9)
Balance at March 31, 2021	172.4	4.2	0.8	177.4	131.1	308.5
Net income	2.8	0.1	—	2.9	3.9	6.8
Other comprehensive income	—	—	2.6	2.6	2.6	5.2
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Balance at June 30, 2021	$175.5	$4.3	$3.4	$183.2	$137.6	$320.8

Balance at December 31, 2021	$187.4	$4.6	$3.0	$195.0	$149.7	$344.7
Net income	15.4	0.3	—	15.7	16.1	31.8
Other comprehensive income	—	—	2.7	2.7	2.5	5.2
Equity-based compensation plan activity	(0.2)	—	—	(0.2)	—	(0.2)
Distributions	(12.8)	(0.6)	—	(13.4)	(13.2)	(26.6)
Balance at March 31, 2022	189.8	4.3	5.7	199.8	155.1	354.9
Net income	15.1	0.3	—	15.4	15.8	31.2
Other comprehensive loss	—	—	(4.2)	(4.2)	(4.0)	(8.2)
Equity-based compensation plan activity	0.3	—	—	0.3	—	0.3
Distributions	(9.9)	(0.2)	—	(10.1)	(10.5)	(20.6)
Balance at June 30, 2022	$195.3	$4.4	$1.5	$201.2	$156.4	$357.6
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
Take Private Proposal
On July 6, 2022, the board of directors of Sisecam GP received a non-binding offer letter from Sisecam Chemicals to acquire all of our issued and outstanding common units not already owned by Sisecam Chemicals or its affiliates in exchange for $17.90 in cash per issued and outstanding publicly held common unit, which represents the thirty-day volume weighted average price per common unit as of July 5, 2022 (the "Proposal"). The board of directors of Sisecam GP has delegated authority to review, evaluate and negotiate the Proposal to its conflicts committee. The conflicts committee continues to evaluate the Proposal. The proposed transaction is subject to a number of contingencies, including the approval of the conflicts committee of the board of directors of Sisecam GP, and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that such definitive documentation will be executed or that any transaction will materialize on the terms described above or at all.
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three month and six month periods ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on March 15, 2022. There have been no material changes in the significant accounting policies followed by us during the three months and six months ended June 30, 2022 from those disclosed in the 2021 Annual Report.
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
Furthermore, we considered the impact of the COVID-19 pandemic on the use of estimates and assumptions used for financial reporting. While our production and demand for our product appears to have recovered from the COVID-19 pandemic’s negative impact, given we still cannot predict any future COVID-19 pandemic impact on our operations, the potential negative impact on our operations, the potential negative financial impact to our results cannot be reasonably estimated but could be material. As a result of these uncertainties, actual results could differ from those estimates and assumptions and our business, financial condition and results of operations may be further materially and adversely impacted.
Subsequent Events
We have evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q.

2. NET INCOME PER UNIT AND CASH DISTRIBUTION

Allocation of Net Income
Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income attributable to Sisecam Resources LP, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. There were no anti-dilutive units outstanding for the three months and six months ended June 30, 2022 and an immaterial amount for the three months and six months ended June 30, 2021.
The net income attributable to common unitholders and the weighted average units for calculating basic and diluted net income per common units were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income attributable to Sisecam Resources LP	$15.4	$2.9	$31.1	$5.3
Less: General partner’s distribution declared	0.2	—	0.4	—
Less: Limited partners’ distribution declared	9.9	—	19.8	—
Income in excess of distribution	$5.3	$2.9	$10.9	$5.3

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total	General Partner	Limited Partners’ common units	Total
Distribution declared	$0.2	$9.9	$10.1	$—	$—	$—
Income in excess of distribution	0.1	5.2	5.3	0.1	2.8	2.9
Net income attributable to partners	$0.3	$15.1	$15.4	$0.1	$2.8	$2.9
Weighted average limited partner units outstanding:
Basic		19.8			19.8
Diluted		19.8			19.8
Net income per limited partner unit:
Basic		$0.76			$0.15
Diluted		$0.76			$0.15

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total	General Partner	Limited Partners’ common units	Total
Distribution declared	$0.4	$19.8	$20.2	$—	$—	$—
Income in excess of distribution	0.2	10.7	10.9	0.1	5.2	5.3
Net income attributable to partners	$0.6	$30.5	$31.1	0.1	5.2	5.3
Weighted average limited partner units outstanding:
Basic		19.8			19.8
Diluted		19.8			19.8
Net income per limited partner unit:
Basic		$1.54			$0.27
Diluted		$1.54			$0.27

Quarterly Distribution

On July 29, 2022, the Partnership declared its quarterly distribution for the quarter ended June 30, 2022. The cash distribution for the quarter ended June 30, 2022 of $0.50 per unit will be paid on August 23, 2022 to unitholders of record on August 10, 2022.
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
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its 2.0% general partner interest if we issue additional units. Our general partner’s approximate 2.0% interest, and the percentage of our cash distributions to which our general partner is entitled from such approximate 2.0% interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon a reset of the Incentive Distribution Rights (“IDRs”), and our general partner does not contribute a proportionate amount of capital to us in order to maintain its approximate 2.0% general partner interest. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.
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

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner	Incentive Distributions Rights
$0.5000 or lower	98.0%	2.0%	—%
above $0.5000 up to $0.5750	98.0%	2.0%	—%
above $0.5750 up to $0.6250	85.0%	15.0%	13.0%
above $0.6250 up to $0.7500	75.0%	25.0%	23.0%
above $0.7500	50.0%	50.0%	48.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	June 30, 2022	December 31, 2021
Raw materials	$14.4	$10.5
Finished goods	11.6	9.3
Stores inventory - current portion	10.8	10.3
Total	$36.8	$30.1
4. DEBT
Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	June 30, 2022	December 31, 2021
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 001 with maturity date of March 26, 2028, fixed interest rate of 2.479%	$23.0	$24.6
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 002 with maturity date of December 17, 2026, fixed interest rate of 2.4207%	26.3	29.0
Sisecam Wyoming Credit Facility, secured principal expiring on October 28, 2026, variable interest rate as a weighted average rate of 2.98% and 1.82% at June 30, 2022 and December 31, 2021	105.0	70.0
Total debt	154.3	123.6
Less: Current portion of long-term debt	8.7	8.6
Total long-term debt	$145.6	$115.0

Aggregate maturities required on long-term debt at June 30, 2022 are due in future years as follows:

(In millions)	Amount
2022	$4.3
2023	8.8
2024	9.1
2025	9.3
2026	114.5
Thereafter	8.4
Total	$154.4

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
At June 30, 2022, Sisecam Wyoming was in compliance with all financial covenants of the Sisecam Wyoming Equipment Financing Arrangement.
The Sisecam Wyoming Equipment Financing Arrangement:
(1) incorporates all covenants in the Sisecam Wyoming Credit Facility (as defined below), now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii ) certain mergers or changes in control of Sisecam Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Equipment Financing Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Equipment Financing Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any Equipment Note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any Equipment Note, and to charge Sisecam Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Sisecam Wyoming Equipment Financing Arrangement.
Security Note Number 001:
•was executed on March 25, 2020;
•has an original principal amount of $30,000,000;
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
Sisecam Wyoming’s balance under the Sisecam Wyoming Equipment Financing Arrangement at June 30, 2022 was $23.2 million ($23.0 million net of financing costs).
Security Note Number 002:
•was executed on December 17, 2021;
•has an original principal amount of $29,000,000;
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
In connection with the CoC Transaction (as defined in Note 1 above), on December 17, 2021, Sisecam Wyoming entered into the First Amendment (“First Amendment”) to its $225.0 million senior secured revolving credit facility, dated as of October 28, 2021 (as amended, the “Sisecam Wyoming Credit Facility”), with each of the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. Pursuant to the First Amendment, the definition of “Change of Control” under the Credit Facility was revised to reflect that the updated indirect ownership of Sisecam Resources LP and Sisecam GP as contemplated by the CoC Transaction would not cause a Change of Control under the Sisecam Wyoming Credit Facility so long as the CoC Transaction occured prior to March 31, 2022. The CoC Transaction did not cause a change in control event under the Credit Facility.
At June 30, 2022, Sisecam Wyoming was in compliance with all financial covenants of the Sisecam Wyoming Credit Facility.
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
On July 27, 2020, the Prior Sisecam Wyoming Credit Facility was further amended (the “July 2020 Sisecam Wyoming Amendment”) to increase Sisecam Wyoming’s financial and liquidity flexibility due to COVID-19. The July 2020 Sisecam Wyoming Amendment, among other things, (i) increased, for a limited period, certain restrictive debt covenants that require Sisecam Wyoming and its subsidiaries to maintain certain leverage ratios and interest coverage ratios at the end of each period, (ii) provided a tiered interest rate structure based on applicable covenant ratios and established a 0.5% interest floor, (iii) effectuated changes to collateral restricted disbursements and covenanted to give security if covenant ratios are equal to or above certain levels. The July 2020 Sisecam Wyoming Amendment also provided for covenants to restrict certain payments and to give security in certain personal property of Ciner Wyoming following a fiscal quarter in which the leverage ratio is equal to or higher than 3.50:1.0, so long as the applicable leverage ratio limit is otherwise adhered to. Any such security would be released upon achievement of a leverage ratio less than 2.00:1.0 at the end of any quarter. The July 2020 Sisecam Wyoming Amendment also required quarterly maintenance of a certain leverage ratio and an interest coverage ratio of not less than 3.00:1.00. On October 28, 2021, Sisecam Wyoming terminated the Prior Sisecam Wyoming Credit Facility and entered into the Sisecam Wyoming Credit Facility as described above.
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
On March 8, 2021, the Partnership terminated the Ciner Resources Credit Facility and the Partnership repaid in full its obligations thereunder.
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
5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	June 30, 2022	December 31, 2021
Reclamation reserve	$8.3	$8.0
Accrued other taxes	5.0	—
Other	0.3	1.8
Total	$13.6	$9.8
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	June 30, 2022	December 31, 2021
Beginning reclamation reserve balance	$8.0	$7.3
Accretion expense	0.3	0.4
Reclamation adjustments (1)	—	0.3
Ending reclamation reserve balance	$8.3	$8.0

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
Retirement Plans - Benefits provided under the retirement plans for salaried employees and hourly employees (the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. The Retirement Plans cover substantially all full-time employees hired before May 1, 2001. Sisecam Chemicals’ Retirement Plans had a net liability balance of $31.0 million and $32.8 million as of June 30, 2022 and December 31, 2021, respectively. Sisecam Chemicals’ current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portions of the Retirement Plans’ net periodic pension benefit were $0.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and were $1.8 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan were $0.7 million for each of the three months ended June 30, 2022 and 2021, and were $2.4 million and $2.3 million for the six months ended June 30, 2022 and 2021, respectively.
Postretirement Benefits - Most of the Partnership’s employees hired before January 2, 2017 are eligible for postretirement benefits other than pensions if they reach age 58 while still employed with at least 10 years of service.
The postretirement benefits are accounted for by Sisecam Chemicals on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Sisecam Chemicals has the right to modify or terminate the plan. The Sisecam Chemicals post-retirement plan had a net unfunded liability of $10.6 million and $10.7 million as of June 30, 2022 and December 31, 2021, respectively.
The Partnership’s allocated portions of postretirement costs were $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and were $0.4 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan; provided, that as previously disclosed in 2020, the MLP Board approved an updated compensation policy for the general partner’s executive officers and other employees whereby the Partnership provides additional cash consideration as compensation to such executive officers and other employees of the general partner or its affiliates that provide services to the Partnership in lieu of participation in the Plan. As of June 30, 2022, a total of 0.6 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
There were 11,583 grants of non-employee director awards during the six months ended June 30, 2022. The grant date average fair value per unit of these awards was $19.43 for the six months ended June 30, 2022. The total fair value of these awards was approximately $0.2 million during the six months ended June 30, 2022. During the six months ended June 30, 2021, a total of 17,511 common units were granted and fully vested to non-employee directors. The grant date average fair value per unit of these awards was $13.20 for the six months ended June 30, 2021. The total fair value of these awards was approximately $0.2 million during the six months ended June 30, 2021.
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
As of June 30, 2022, there are no unvested time restricted unit awards and no unrecognized related compensation expense.
The following table presents a summary of activity on the Time Restricted Unit Awards for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	21,937	$17.57
Vested	—	—	(12,247)	18.46
Unvested at the end of the period	—	$—	9,690	$16.45

(1) Determined by dividing the aggregate grant date fair value of awards by the number of common units.

Total Return Performance Unit Awards
Historically, we have granted Total Returns (“TR”) Performance Unit Awards to certain employees. The TR Performance Unit Awards represent the right to receive a number of common units at a future date based on the achievement of market-based performance requirements in accordance with the TR Unit Performance Award agreement, and also include DERs. DERs are the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued upon vesting. The TR Performance Unit Awards vest at the end of the performance period, usually between two to three years from the date of the grant. Performance is measured on the achievement of a specified level of total return, or TR, relative to the TR of a peer group comprised of other limited partnerships. The potential payout ranges from 0-200% of the grant target quantity and is adjusted based on our total return performance relative to the peer group. For purposes of the table below the number of units are included at target quantity.
We utilized a Monte Carlo simulation model to estimate the grant date fair value of TR Performance Unit Awards granted to employees, adjusted for market conditions. This type of award requires the input of highly subjective assumptions, including expected volatility and expected distribution yield. Historical and implied volatilities were used in estimating the fair value of these awards.
The following table presents a summary of activity on the TR Performance Unit Awards for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	—	$—	7,678	$41.53
Vested	—	—	(7,678)	41.53
Unvested at the end of the period	—	$—	—	$—

(1) Determined by dividing the aggregate grant date fair value of awards by the number of common units.

2019 Performance Unit Awards
On September 23, 2019, the board of directors of our general partner approved a new form of performance unit award to be granted based upon the achievement of certain financial, operating and safety-related performance metrics (“2019 Performance Unit Awards”) pursuant to our LTIP, and the vesting of the 2019 Performance Unit Awards is linked to a weighted average consisting of internal performance metrics defined in the 2019 Performance Unit Award agreement (the “Performance Metrics”) during a three-year performance period (the “Measurement Period”). The vesting of the 2019 Performance Unit Awards, and number of common units of the Partnership distributable pursuant to such vesting, was dependent on our performance relative to a pre-established budget over the Measurement Period; provided, that the awardee remains continuously employed with our general partner or its affiliates or satisfies other service-related criteria through the end of the Measurement Period, except in certain cases of Changes in Control (as defined in our LTIP) or the awardee’s death or disability.
Vested 2019 Performance Unit Awards were settled in our common units, with the number of such common units payable under the award calculated by multiplying the target number provided in the corresponding 2019 Performance Unit Award agreement by a payout multiplier, which may range from 0%-200% in each case, as determined by aggregating the corresponding weighted average assigned to the Performance Metrics. The 2019 Performance Unit Awards also contained DERs and granted the recipient the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued. Upon vesting of the 2019 Performance Unit Awards, the award recipient was entitled to receive a cash payment equal to the sum of the distribution equivalents accumulated with respect to vested 2019 Performance Unit Awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. The 2019 Performance Unit Awards granted to award recipients during 2019 had a performance cycle that began on January 1, 2019 and ended on December 31, 2021.
As of June 30, 2022, there are no unvested 2019 Performance Unit Awards and no unrecognized awards related compensation expense.
The following table presents a summary of activity on the 2019 Performance Unit Awards for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)	Number of Common Units	Grant-Date Average Fair Value per Unit(1)
Unvested at the beginning of period	25,062	$16.45	29,057	$16.45
Vested (2)	(21,171)	16.45	—	—
Performance adjustments (2)	(3,891)	16.45	—	—
Unvested at the end of the period	—	$—	29,057	$16.45

(1) Determined by dividing the weighted average price per common unit on the date of grant.
(2) The actual number of shares awarded based on achievement of the Performance Metrics was approximately 84% of the grant target quantity, as approved by the Partnership’s Board of Directors in the in the six months ended June 30, 2022, and was adjusted accordingly.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income attributable to Sisecam Resources LP includes unrealized and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive income as of June 30, 2022 and December 31, 2021, and changes within the period, consisted of the following:

(In millions)	Income and (Losses) on Cash Flow Hedges
Balance at December 31, 2021	3.0
Other comprehensive income before reclassification	3.4
Amounts reclassified from accumulated other comprehensive loss	(4.9)
Net current period other comprehensive income	(1.5)
Balance at June 30, 2022	$1.5
Other Comprehensive Income (Loss)
Other comprehensive income (loss), including the portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized income (loss) on derivative financial instruments and the impact of discontinuation of any hedge accounting. The components of other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Unrealized income/(loss) on derivatives:
Mark to market and other adjustment on interest rate swap contracts	$0.3	0.1	$1.1	0.4
Mark to market adjustment on natural gas forward contracts	(8.5)	5.0	(4.1)	6.2
Income on derivative financial instruments	$(8.2)	$5.1	$(3.0)	$6.6

Reclassifications for the Period
The components of other comprehensive (loss) income attributable to Sisecam Resources LP that have been reclassified consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2022	2021	2022	2021
Details about other comprehensive (loss) income components:
Income and losses on cash flow hedges:
Interest rate swap contracts	$0.1	$0.1	$0.2	$0.2	Interest expense
Natural gas forward contracts	(3.2)	(0.3)	(5.1)	(0.5)	Cost of products sold
Total reclassifications for the period	$(3.1)	$(0.2)	$(4.9)	$(0.3)

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
Sisecam Chemicals enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the six months ended June 30, 2022 and 2021, the Partnership shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. If Sisecam Chemicals does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During 2021 and the six months ended June 30, 2022, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. Sisecam Chemicals renewed its agreement with the railroad company in October 2021, which expires on December 31, 2025.
In the six months ended June 30, 2022, the Partnership extended its gas transportation contract through 2031 with annual minimum requirements ranging from $1.5 million to $2.8 million over the life of the contract.
During the six months ended June 30, 2022, we entered into certain logistic services commitments with various third parties that expire during 2024 and have annual minimum contractual obligations by Sisecam Wyoming of approximately $16.5 million and $6.8 million in 2023 and 2024, respectively.
Mine Permit Bonding Commitment
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million at June 30, 2022 and December 31, 2021. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
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
Sisecam Chemicals was the exclusive sales agent for the Partnership and has responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. As previously disclosed, Sisecam Chemicals, an affiliate of the Partnership, terminated its membership in ANSAC effective December 31, 2020. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s export sales and marketing efforts. In 2021, Sisecam Chemicals leveraged the distributor network established by the Ciner Group and continues to evaluate the distribution network and independent third-party distribution partners to optimize our reach into each market. For the three months ended June 30, 2022 and 2021, total logistic services from affiliates were approximately $3.1 million and $0.7 million, respectively, and for the six months ended June 30, 2022 and 2021, were approximately $5.5 million and $2.2 million, respectively, which are included in cost of products sold, including freight costs.
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

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Sisecam Chemicals	$4.1	$4.2	$9.5	$7.8
Total selling, general and administrative expenses - affiliates	$4.1	$4.2	$9.5	$7.8

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
(In millions)	Accounts receivable from affiliates		Due to affiliates
Sisecam Chemicals	$51.2	49.3	$2.4	2.2
Other	—	—	3.4	0.1
Total	$51.2	$49.3	$5.8	$2.3

The amounts due from Sisecam Chemicals are primarily related to the funding, that the Partnership provides for pension and postretirement plans as contributions on behalf of Sisecam Chemicals, in excess of the amounts that have been allocated to the Partnership related to its participation in the plans.

11. REVENUE
We have two major international customers which individually account for over 10% of total net sales for the three and six months ended June 30, 2022. We had one major international customers for the six months ended June 30, 2021 and one major international customer for the three months ended June 30, 2021. Revenues from these major customers were approximately $62.7 million and $104.2 million for the three and six months ended June 30, 2022, respectively, and $27.1 million and $79.9 million for the three and six months ended June 30, 2021, respectively. The net sales by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Domestic	$79.0	$70.5	$148.5	$136.8
International	110.1	50.2	204.0	111.7
Total net sales	$189.1	$120.7	$352.5	$248.5

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
We have interest rate swap contracts designated as cash flow hedges to mitigate our exposure to possible increases in interest rates. The swap contracts had an aggregate notional value of $37.5 million at June 30, 2022 and December 31, 2021. The swaps have various maturities through 2024.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $32.2 million and $24.1 million at June 30, 2022 and December 31, 2021, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations as of June 30, 2022 and December 31, 2021:

		Assets			Liabilities
		June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current		$—	$—	Accrued Expenses	$—	$0.2
Natural gas forward contracts - current	Other current assets	5.5	5.9	Accrued Expenses	6.3	0.6
Interest rate swap contracts - non-current	Other non-current assets	0.8	0.1	Other non-current liabilities	—	0.2
Natural gas forward contracts - non-current	Other non-current assets	3.2	2.5	Other non-current liabilities	0.2	1.4
Total fair value of derivatives designated as hedging instruments		$9.5	$8.5		$6.5	$2.4
Financial Assets and Liabilities Not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.

13. SUBSEQUENT EVENTS
Q2 2022 Distribution
Effective as of July 28, 2022, the members of the Board of Managers of Sisecam Wyoming, approved a cash distribution to the members of Sisecam Wyoming in the aggregate amount of 21.4 million. This distribution is payable on [August 16, 2022].
On July 29, 2022, the Partnership declared a cash distribution approved by the board of directors of our general partner. The cash distribution for the quarter ended June 30, 2022 of $0.50 per unit will be paid on August 23, 2022 to unitholders of record on August 10, 2022.
On July 6, 2022, Sisecam Chemicals Resources LLC (“SCR”), delivered a non-binding proposal (the “Proposal”) to the Board of Directors of Sisecam Resource Partners LLC, the General Partner of Sisecam Resources LP (the “Issuer”) to acquire all of the outstanding common units, representing limited partner interests in the Issuer not already owned by SCR or its affiliates, in exchange for $17.90 per issued and outstanding publicly held common unit of the Partnership, which represents the thirty day volume weighted average per share, as of July 5, 2022.
There can be no assurance that any discussions that may occur between SCR and the Issuer with respect to the Proposal will result in the entry into a definitive agreement concerning a transaction or, if such a definitive agreement is reached, will result in the consummation of the transaction contemplated in such definitive agreement. Entry into a definitive agreement concerning a transaction and the consummation of any such transaction is subject to a number of contingencies that are beyond the control of SCR, including the satisfactory completion of due diligence, the approval of the conflicts committee of the Board of Directors of Sisecam Resource Partners LLC, the approval by holders of a majority of the outstanding common units of the Issuer (which would be satisfied upon receipt of the approval of its two largest stakeholders), and the satisfaction of any conditions to the consummation of a transaction set forth in any such definitive agreement.

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

•the outcome of the non-binding proposal made by Sisecam Chemicals to acquire all of our issued and outstanding common units not already owned by Sisecam Chemicals or its affiliates.
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
These factors should not be construed as exhaustive and we urge you to carefully consider the risks described in this Report, our most recent Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 15, 2022 (the “2021 Annual Report”) and subsequent reports filed with the United States Securities and Exchange Commission (the “SEC”). You may obtain these reports from the SEC’s website at www.sec.gov. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements. Unless required by law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
References
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP and its subsidiary, Sisecam Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals") is 60% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC, the general partner of Sisecam Resources LP and a direct wholly-owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC"), which is a direct wholly-owned subsidiary of Sisecam Chemicals. Sisecam USA is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent"), which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded in 1935, is based in Turkey and is one of the largest industrial publicly-listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam Parent is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
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
Recent Developments
Take Private Proposal

On July 6, 2022, the board of directors of our general partner received a non-binding offer letter from Sisecam Chemicals to acquire all of our issued and outstanding common units not already owned by Sisecam Chemicals or its affiliates in exchange for $17.90 in cash per issued and outstanding publicly held common unit of the Partnership, which represents the thirty day volume weighted average price per common unit, as of July 5, 2022 (the "Proposal"). The board of directors of our general partner has delegated authority to review, evaluate and negotiate the Proposal to its conflicts committee. The conflicts committee continues to evaluate the Proposal. The proposed transaction is subject to a number of contingencies, including the approval of the conflicts committee of the board of directors of our general partner, and the satisfaction of any conditions to the consummation of a transaction set forth in any definitive agreement concerning the transaction. There can be no assurance that such definitive documentation will be executed or that any transaction will materialize on the terms described above or at all.
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
In connection with the CoC Transaction, the new controlling ownership of our general partner continues to refine the financial, liquidity, capital expenditures and distribution strategy for the Partnership. The new controlling ownership is committed to maintaining a disciplined financial policy with a conservative capital structure that considers amongst other things current and anticipated investments and economic uncertainties. On July 29, 2022, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the second quarter of 2022 of 0.50 per unit will be paid on August 23, 2022 to unitholders of record on August 10, 2022. See Part I, Item 1, Financial Statements - Note 13, “Subsequent Events”, for more information
We intend to pay a sustainable quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. There is no guarantee that we will make quarterly cash distributions to our unitholders, however, and other than as set forth in our partnership agreement, we do not have a legal obligation to do so.
Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Supply chain disruption, however, continues to have acute impacts to the demand of select customers.
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

International Export Capabilities
As previously disclosed, Sisecam Chemicals, an affiliate of the Partnership, terminated its membership in ANSAC effective December 31, 2020. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s export sales and marketing efforts. In connection with the settlement agreement with ANSAC, Sisecam Chemicals continued to sell, at substantially lower volumes, product to ANSAC for export sales purposes in 2021 and the six months ended June 30, 2022, with a fixed rate per ton selling, general and administrative expense. In connection with the settlement agreement with ANSAC, there remains minor sales commitments to ANSAC in 2022 where Sisecam Chemicals will continue to sell, at substantially lower volumes than 2021, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense. The ANSAC exit allowed Sisecam Chemicals to improve access to customers and gain control over placement of its sales in the international marketplace beginning in 2021. This enhanced view of the global market allows Sisecam Chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as our business requires in certain target areas.
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
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Due to the historic volatility of natural gas prices, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. The Partnership has a natural gas-fired turbine co-generation facility that is capable of providing roughly one-third of our electricity and steam demands at our mine in the Green River Basin and that mitigates the Partnership’s exposure to volatile energy costs. In a normal production environment, the facility is expected to provide us over 180.0 million kWh of electricity annually.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore, which we refer to as our “ore grade,” is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.61 :1.0 and 1.58: 1.0 for the three and six months ended June 30, 2022, respectively, and 1.52: 1.0 and 1.58: 1.0 for the three and six months ended June 30, 2021, respectively.
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
Sisecam Chemicals enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the six months ended June 30, 2022 and 2021, the Partnership shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. The Partnership’s plant receives rail service exclusively from the railroad company and shipments by rail accounted for over 50% and over 60% of our total freight costs for three months ended June 30, 2022 and 2021, respectively, and over 50% and over 60% of our total freight costs for six months ended June 30, 2022 and 2021, respectively. The decrease in the percentage of freight that is related to the railroad company is due primarily to the increased ocean freight in the six months ended June 30, 2022 of direct international sales and their respective delivery locations.
If Sisecam Chemicals does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During 2021 and the six months ended June 30, 2022, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. Sisecam Chemicals renewed its agreement with the railroad company in October 2021, which expires on December 31, 2025.
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

Energy. A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $8.80. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three months ended June 30, 2022 and 2021 were $6.69 and $2.71 MMBtu, respectively and for the six months ended June 30, 2022 and 2021 were $6.23 and $2.86 MMBtu, respectively. The Partnership has a natural gas-fired turbine co-generation facility that provides roughly one-third of our electricity and steam demands at our mine in the Green River Basin. In order to mitigate the risk of gas price fluctuations, the Partnership expects to continue to hedge a portion of its forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next three years.
Employee Compensation. See Part I, Item 1. Financial Statements - Note 6, “Employee Compensation” for information on the various benefit plans offered and administered by Sisecam Chemicals.
Royalties. The Partnership pays royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility. We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
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
Effective as of the end of day on December 31, 2020, Sisecam Chemicals exited ANSAC. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s sales and marketing efforts for exports. In connection with the settlement agreement with ANSAC, Sisecam Chemicals continued to sell, at substantially lower volumes, product to ANSAC for export sales purposes in 2021 and the six months ended June 30, 2022, with a fixed rate per ton selling, general and administrative expense. In connection with the settlement agreement with ANSAC, there remains minor sales commitments to ANSAC in 2022 where Sisecam Chemicals will continue to sell, at substantially lower volumes than 2021, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.

Second Quarter 2022 Financial Highlights:

•Net sales of $189.1 million increased 56.7% from the prior-year second quarter; year-to-date net sales of $352.5 million increased 41.9% over the prior year for the same period. This increase is primarily attributable to a sales price increase of 45.7% and the sales volume increase of 7.5% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The higher sales price and volume were due to strong demand in the domestic and international markets.
•Soda ash volume produced increased 1.7% from the prior-year second quarter, and soda ash volume sold increased 7.5% from the prior-year second quarter; year-to-date soda ash volume produced increased 31.1% from the prior-year, and soda ash volume sold decreased 2.3% from the prior-year for the same period. During the first quarter of 2021, the Partnership experienced an increase in international sales volume associated with the initial impact of direct sales to international customers subsequent to our December 31, 2020 ANSAC exit.
•Net income of $31.2 million increased $24.4 million from the prior-year second quarter; year-to-date net income of $63.0 million increased $50.6 million over the prior year for the same period. The increases are primarily due to higher average sales price partly offset by inflationary impact on operating costs.
•Adjusted EBITDA of $40.1 million increased 146.0% from the prior-year second quarter; year-to-date Adjusted EBITDA of $79.5 million increased 148.4% over the prior year for the same period. This increase is primarily attributable to the operating income increase.
•Basic earnings per unit of $0.76 for the quarter increased 407% over the prior-year second quarter of $0.15; year-to-date basic earnings per unit of $1.54 increased 470% over the prior year for the same period.
•Net cash provided by operating activities of $24.7 million decreased $0.1 million over prior-year second quarter; year-to-date net cash provided by operating activities of $32.4 million increased $14.0 million over the prior year in the same period.
•Distributable cash flow of $16.1 million increased 973.3% compared to the prior-year second quarter; year-to-date distributable cash flow of $31.2 million increased 403.2% over the prior year for the same period.

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
The following table sets forth our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except for operating and other data section)	2022	2021	2022	2021
Net sales	$189.1	$120.7	$352.5	$248.5
Operating costs and expenses:
Cost of products sold	141.6	99.1	259.0	205.7
Depreciation, depletion and amortization expense	7.2	7.7	13.7	16.4
Selling, general and administrative expenses—affiliates	4.1	4.2	9.5	7.8
Selling, general and administrative expenses—others	3.6	1.4	4.8	3.4
Total operating costs and expenses	156.5	112.4	287.0	233.3
Operating income	32.6	8.3	65.5	15.2
Interest expense	(1.4)	(1.5)	(2.5)	(2.8)
Total other expense, net	(1.4)	(1.5)	(2.5)	(2.8)
Net income	31.2	6.8	63.0	12.4
Net income attributable to noncontrolling interest	15.8	3.9	31.9	7.1
Net income attributable to Sisecam Resources LP	$15.4	$2.9	$31.1	$5.3

Operating and Other Data:
Trona ore consumed (thousands of short tons)	1,076.1	998.5	2,133.3	2,065.4
Ore to ash ratio(1)	1.61 :1.0	1.52: 1.0	1.58: 1.0	1.58: 1.0
Ore grade(2)	86.7%	86.4%	86.7%	85.7%
Soda ash volume produced (thousands of short tons)	668.4	656.6	1,346.2	1,304.7
Soda ash volume sold (thousands of short tons)	698.9	650.2	1,338.8	1,370.1
Adjusted EBITDA(3)	$40.1	$16.3	$79.5	$32.0

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

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended June 30,		Six Months Ended June 30,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2022	2021	2022	2021	QTD	YTD

Net sales:
Domestic	$79.0	$70.5	$148.5	$136.8	12.1%	8.6%
International	110.1	50.2	204.0	111.7	119.3%	82.6%
Total net sales	$189.1	$120.7	$352.5	$248.5	56.7%	41.9%
Sales volumes (thousands of short tons):
Domestic	344.7	329.5	658.0	644.9	4.6%	2.0%
International	354.2	320.7	680.8	725.2	10.4%	(6.1)%
Total soda ash volume sold	698.9	650.2	1,338.8	1,370.1	7.5%	(2.3)%
Average sales price (per short ton) (1)
Domestic	$229.18	$213.96	$225.68	$212.13	7.1%	6.4%
International	$310.84	$156.53	$299.65	$154.03	98.6%	94.5%
Average	$270.57	$185.64	$263.30	$181.37	45.7%	45.2%
Percent of net sales:
Domestic net sales	41.8%	58.4%	42.1%	55.1%	(28.4)%	(23.6)%
International net sales	58.2%	41.6%	57.9%	44.9%	39.9%	29.0%
Total percent of net sales	100.0%	100.0%	100.0%	100.0%
Percent of sales volumes:
Domestic volume	49.3%	50.7%	49.1%	47.1%	(2.8)%	4.2%
International volume	50.7%	49.3%	50.9%	52.9%	2.8%	(3.8)%
Total percent of volume sold	100.0%	100.0%	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021
Consolidated Results
Net sales. Net sales increased by 56.7% to $189.1 million for the three months ended June 30, 2022 from $120.7 million for the three months ended June 30, 2021, primarily driven by an increase in international average sales price of 98.6% because the prices are generally negotiated on a quarterly basis with improving supply and demand fundamentals recognized for soda ash in the global market and particularly in Asia. Domestic average price also increased by 7.1% due to customer mix while also factoring in the overall annual market price increase as the market has experienced fundamental improvements. The higher sales price and volume were due to strong demand in the domestic and international markets. See “How We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 39.3% to $148.8 million for the three months ended June 30, 2022 from $106.8 million for the three months ended June 30, 2021, which was primarily due to increases in freight cost, more specifically due to significant ocean freight cost increases impacted by recent global supply chain constraints as well as price increases in fuel.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 37.5% to $7.7 million for the three months ended June 30, 2022, compared to $5.6 million for the three months ended June 30, 2021. The increase was primarily due to the loss on disposal of assets for the three months ended June 30, 2022 compared to three months ended June 30, 2021.
Operating income. As a result of the foregoing, operating income increased by approximately 293% to $32.6 million for the three months ended June 30, 2022 from a $8.3 million operating income for the three months ended June 30, 2021. The increase was due to higher net sales resulting from the higher average price for international customers.

Net income. As a result of the foregoing, net income increased by approximately 359% to $31.2 million for the three months ended June 30, 2022, from $6.8 million for the three months ended June 30, 2021. The increase was due to higher net sales resulting from the higher average price for international customers.
Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
Consolidated Results
Net sales. Net sales increased by 41.9% to $352.5 million for the six months ended June 30, 2022 from $248.5 million for the six months ended June 30, 2021, primarily driven by an increase in the average sales price by 45.2% due to both international and domestic higher demand. Additionally, the sales volume in the six months ended June 30, 2021, includes significant international sales volumes in the first quarter of 2021 associated with the initial impact of direct sales to international customers subsequent to the Partnership’s December 31,2020 ANSAC exit. See How “We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold. Cost of products sold, including depreciation, depletion and amortization expense and freight costs, increased by 22.8% to $272.7 million for the six months ended June 30, 2022 from $222.1 million for the six months ended June 30, 2021, which was primarily due to inflationary costs including ocean freight costs and energy costs.
Selling, general and administrative expenses.  Our selling, general and administrative expenses increased 27.7% to $14.3 million for the six months ended June 30, 2022, compared to $11.2 million for the six months ended June 30, 2021. The increase was primarily due to the loss on disposal of assets in the three months ended June 30, 2022.
Operating income. As a result of the foregoing, operating income increased by 330.9% to $65.5 million for the six months ended June 30, 2022 from $15.2 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, sales price has increased significantly and sales volume increased due to the strong demand in the international and domestic markets.
Net income. As a result of the foregoing, net income increased by 408.1% to $63.0 million for the six months ended June 30, 2022, from $12.4 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, sales price has increased significantly and sales volume increased due to the strong demand in the international and domestic markets.
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
Our sources of liquidity include:
•cash generated from our operations of which we had cash on hand of $3.4 million at June 30, 2022; and
•approximately $120.0 million ($225.0 million, less $105.0 million outstanding), was available for borrowing and undrawn under the Sisecam Wyoming Credit Facility (as defined herein) as of June 30, 2022 (during the six months ended June 30, 2022, we made repayments on the Sisecam Wyoming Credit Facility of $55.5 million, offset by borrowings of $90.5 million).
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
Working Capital Requirements

Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers and supplier cost inflation, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Sisecam Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of June 30, 2022, we had a working capital balance of $180.9 million as compared to a working capital balance of $134.2 million as of December 31, 2021. The primary driver for the increase in our working capital balance was due to a higher accounts receivable balance as of June 30, 2022 than December 31, 2021 primarily as a result of 119.3% higher international sales in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million at June 30, 2022 and December 31, 2021. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, see Part I, Item 1A, “Risk Factors - Risks Inherent in our Business and Industry - Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.” in our 2021 Annual Report.
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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Capital Expenditures:
Maintenance	$7.1	$8.5	$14.3	$16.0
Expansion	0.1	0.2	0.1	0.5
Total	7.2	$8.7	$14.4	$16.5
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

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Six Months Ended June 30,		Percent Increase/(Decrease)
(In millions)	2022	2021
Cash provided by (used in):
Operating activities	$32.4	$18.4	76.1%
Investing activities	$(15.0)	$(17.1)	(12.3)%
Financing activities	$(16.7)	$0.7	(2,485.7)%

Operating Activities
Our operating activities during the six months ended June 30, 2022 provided cash of $32.4 million, an increase of 76.1% from the $18.4 million cash provided during the six months ended June 30, 2021, primarily as a result of the following:
•an increase of 408.1% in net income of $63.0 million during the six months ended June 30, 2022, compared to $12.4 million for the prior-year period; and
•an offset by $35.5 million more cash used in working capital during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase of the cash used in working capital period over period was primarily due to a higher accounts receivable balance at June 30, 2022 primarily due to higher international sales during six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
Investing Activities
We used cash flows of $15.0 million in investing activities during the six months ended June 30, 2022, compared to $17.1 million used during the six months ended June 30, 2021, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $16.7 million during the six months ended June 30, 2022 decreased as compared to $0.7 million of cash provided by financing activities in the prior-year same period cash provided by financing activities, largely due to larger distributions to general partner and noncontrolling interest during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Borrowings under the Sisecam Wyoming Credit Facility were at variable interest rates.

As of and for the three months ended
(Dollars in millions)	June 30, 2022
Short-term borrowings from banks:
Outstanding amount at period end	$105.0
Weighted average interest rate at period end(1)	3.03%
Average daily amount outstanding for the period	$125.6
Weighted average daily interest rate for the period(1)	2.75%
Maximum month-end amount outstanding during the period	$150.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of June 30, 2022, the interest rate swap contracts had an aggregate notional value of $37.5 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.
Material Cash Requirements
During the six months ended June 30, 2022, there were no material changes with respect to the material cash requirements disclosed under the Section “Material Cash Requirements” in our 2021 Annual Report other than as described below.
–In the six months ended June 30, 2022 , the Partnership extended its gas transportation contract through 2031 with annual minimum requirements ranging from $1.5 million to $2.8 million over the life of the contract.
–In the six months ended June 30, 2022, the Partnership executed ocean freight contracts with annual minimum commitments of $16.5 million and $6.8 million in 2023 and 2024, respectively.
Critical Accounting Policies and Estimates
During the three months ended June 30, 2022, there were no material changes with respect to the critical accounting policies and estimates disclosed in our 2021 Annual Report.
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
The table below presents a reconciliation of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per unit data)	2022	2021	2022	2021
Reconciliation of net income to Adjusted EBITDA attributable to Sisecam Resources LP:
Net income	$31.2	$6.8	$63.0	$12.4
Add backs:
Depreciation, depletion and amortization expense	7.2	7.7	13.7	16.4
Interest expense, net	1.4	1.5	2.5	2.8
Equity-based compensation expense, net of forfeitures	0.3	0.3	0.3	0.4
Adjusted EBITDA	40.1	16.3	79.5	32.0
Less: Adjusted EBITDA attributable to noncontrolling interest	19.9	8.3	39.6	16.3
Adjusted EBITDA attributable to Sisecam Resources LP	20.2	8.0	39.9	15.7

Reconciliation of net cash from operating activities to Adjusted EBITDA and distributable cash flow attributable to Sisecam Resources LP:
Net cash provided by operating activities	$24.7	$24.8	$32.4	$18.4
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)	(0.2)	(0.3)
Net change in working capital	15.7	(9.6)	46.8	11.3
Interest expense, net	1.4	1.5	2.5	2.8
Other non-cash items and loss on disposal of assets, net	(1.6)	(0.3)	(2.0)	(0.2)
Adjusted EBITDA	40.1	16.3	79.5	32.0
Less: Adjusted EBITDA attributable to noncontrolling interest	19.9	8.3	$39.9	16.3
Adjusted EBITDA attributable to Sisecam Resources LP	20.2	8.0	39.9	15.7
Less: Cash interest expense, net attributable to Sisecam Resources LP	0.6	0.7	1.1	1.2
Less: Maintenance capital expenditures attributable to Sisecam Resources LP	3.5	5.8	7.6	8.3
Distributable cash flow attributable to Sisecam Resources LP	$16.1	$1.5	$31.2	$6.2

Cash distribution declared per unit	$0.50	$—	$1.00	$—
Total distributions to unitholders and general partner	$10.1	$—	$20.2	$—
Distribution coverage ratio	1.60	N/A	1.54	N/A

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of June 30, 2022 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have not been any changes in the Partnership’s internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 1A. Risk Factors
In addition to the information set forth in this Report, including under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors provided below, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report, which could materially affect our business, financial condition or future results. The risks described in this Report and our 2021 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
There can be no assurances that we will enter into a definitive agreement with Sisecam Chemicals related to Sisecam Chemicals’ proposal to acquire all of our common units that it or its affiliates do not already own, or that we will complete any transactions contemplated by such an agreement.
On July 6, 2022, the board of directors of our general partner received a non-binding offer letter from Sisecam Chemicals to acquire all of our issued and outstanding common units not already owned by Sisecam Chemicals or its affiliates in exchange for $17.90 in cash per issued and outstanding publicly held common unit of the Partnership, which represents the thirty day volume weighted average price per Partnership common unit, as of July 5, 2022 (the "Proposal"). While the board of directors of our general partner has delegated authority to review, evaluate and negotiate the Proposal and any potential transaction with Sisecam Chemicals related to the Proposal (the “Potential Transaction”) to its conflicts committee, there can be no assurances that we will enter into a definitive agreement with Sisecam Chemicals related to any Potential Transaction. Furthermore, should we enter into a definitive agreement with Sisecam Chemicals, we anticipate that the consummation of any Potential Transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that any Potential Transaction will be completed in a timely manner or at all.

Inflation could result in higher costs and decreased profitability.

Recent inflation, including increases in freight rates, prices for energy and other costs, has adversely impacted us. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers and to mitigate inflation-based cost increases from our vendors and suppliers of goods and services may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. Accordingly, substantial inflation may have a material adverse impact on our costs, profitability and financial results.

For the year ended December 31,2021 and the six months ended June 30, 2022, over 90% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2025. Interruptions of service on this rail line, including due to worker strikes or work stoppages, could adversely affect our results of operations and our ability to make cash distributions to our unit holders.

For each of the year ended December 31, 2021 and the six months ended June 30, 2022, we shipped over 90% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2025. For the year ended December 31, 2021 and 2020 and the six months ended June 30, 2022, we assisted the majority of our domestic customers in arranging their freight services. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. For example, recent disputes by railroad workers regarding the terms of labor agreements have increased the likelihood of a potential strike or work stoppage by certain railroad workers. In response to these increased tensions, President Biden recently took an executive action to temporarily prevent approximately 115,000 U.S. railroad workers from going on strike for sixty days. It is uncertain at this time whether negotiations will be successful in preventing a strike or work stoppage by railroad workers. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 135 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During the years ended December 31, 2021 and 2020, we had no shortfall payments under the transportation agreement.
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

SISECAM RESOURCES LP
		By:	Sisecam Resource Partners LLC, its General Partner

Date:	July 29, 2022
		By:	/s/ Ertugrul Kaloglu
Ertugrul Kaloglu President and Chief Executive Officer of Sisecam Resource Partners LLC, our General Partner (Principal Executive Officer)
Date:	July 29, 2022
		By:	/s/ Mehmet Nedim Kulaksizoglu
Mehmet Nedim Kulaksizoglu Chief Financial Officer of Sisecam Resource Partners LLC, our General Partner (Principal Financial Officer)

Date:	July 29, 2022
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Sisecam Resource Partners LLC, our General Partner (Principal Accounting Officer)