Form 10-K
period 2022-12-31
Sisecam Resources LP
filed 2023-03-31
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value, as of June 30, 2022, of the common units held by non-affiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date ($17.30 per common unit), was approximately $88.7 million.

The registrant had 19,799,791 common units and 399,000 general partner units outstanding at March 28, 2023, the most recent practicable date.
Documents Incorporated by Reference: None

SISECAM RESOURCES LP
ANNUAL REPORT ON FORM 10-K

References in this Annual Report on Form 10-K (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP (formerly known as Ciner Resources LP) and its subsidiary, Sisecam Wyoming LLC (formerly known as Ciner Wyoming LLC), which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals" formerly known as Ciner Resources Corporation) is 60% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC (formerly known as Ciner Resource Partners LLC), the general partner of Sisecam Resources LP and a direct wholly owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC" formerly known as Ciner Wyoming Holding Co.), which is a direct wholly owned subsidiary of Sisecam Chemicals. Sisecam Chemicals is a 60%-owned subsidiary of Sisecam USA, which is a direct wholly owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent") which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded over 87 years ago, is based in Turkey and is one of the largest industrial publicly listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
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

PART I
Item 1. Business

Overview
The Partnership was formed in April 2013 by SCW LLC. The Partnership owns a controlling interest comprised of 51.0% membership interest in Sisecam Wyoming, which is one of the largest and lowest cost producers of natural soda ash in the world, serving a global market from our facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 60 years.
The following table sets forth certain operating data regarding our business:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Operating and Other Data:	(thousands of short tons, except for ratio data)
Trona ore consumed	4,373.7	4,251.2	3,653.8	4,157.0	4,018.3
Ore to ash ratio (1)	1.58: 1.0	1.56: 1.0	1.60: 1.0	1.51: 1.0	1.54: 1.0
Ore grade (2)	86.8%	86.3%	86.6%	86.6%	85.8%
Soda ash volume produced	2,760.7	2,720.5	2,279.3	2,752.0	2,613.4
Soda ash volume sold	2,660.1	2,813.5	2,221.9	2,759.1	2,613.2

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
Our principal executive offices are located at Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328, and our telephone number is (770) 375-2300. We make available, free of charge on our website at www.sisecamusa.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (“SEC”). A hard copy of this annual report on Form 10-K may also be requested free of charge by emailing scus-ir@sisecam.com.
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
Take Private Transaction

On February 1, 2023, the Partnership, our general partner, SCW LLC and Sisecam Chemicals Newco LLC, a Delaware limited liability company and a wholly owned subsidiary of SCW LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our general partner and SCW LLC (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit of the Partnership, other than those held by SCW LLC and its permitted transferees, will be converted into the right to receive $25.00 per common unit in cash without any interest thereon. Immediately following the execution of the Merger Agreement, SCW LLC, which indirectly owns approximately 74% of our common units, delivered to us an irrevocable written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger. As a result, we are not soliciting approval of the transaction by any other holders of our common units. Instead, we will distribute an information statement to our unitholders describing the terms and conditions of the transaction. Upon closing of the transaction, our common units will cease to be listed on the New York Stock Exchange and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended.

Change in Control of Sisecam Chemicals
On December 21, 2021, Ciner Enterprises (which was the indirect owner of approximately 74% of the common units in the Partnership and 100% of the general partner) completed the following transactions pursuant to the definitive agreement which Ciner Enterprises entered into with Sisecam USA, a direct subsidiary of Sisecam Parent on November 20, 2021 (“Purchase Agreement”):
•Ciner Enterprises converted Ciner Resources Corporation into Sisecam Chemicals Resources LLC, a Delaware limited liability company (“Sisecam Chemicals”), and Ciner Wyoming Holding Co., a direct wholly owned subsidiary of Sisecam Chemicals, into Sisecam Chemicals Wyoming LLC (“SCW LLC”), with SCW LLC in turn then directly owning approximately 74% of the common units in the Partnership and 100% of the general partner (collectively, the “Reorganization Transactions”);
•subsequent to the Reorganization Transactions, Ciner Enterprises sold to Sisecam USA, and Sisecam USA purchased, 60% of the outstanding units of Sisecam Chemicals owned by Ciner Enterprises for a purchase price of $300 million (the “Sisecam Chemicals Sale”); and
•at the closing of the Sisecam Chemicals Sale, Sisecam Chemicals, Ciner Enterprises, and Sisecam USA entered into a unitholders and operating agreement (the “Sisecam Chemicals Operating Agreement”) (collectively such transactions, the “CoC Transaction”).
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
In 2022, the Partnership obtained the right to appoint an additional Sisecam USA designee to the Wyoming Board and the Ciner Enterprises designee on the Wyoming Board was eliminated.
Our Competitive Strengths
We believe that the following competitive strengths better enable us to execute our business strategies and to achieve our objective of generating and growing cash available for distribution to our unitholders:
Safety Is a Value and the Most Important Part of Our Business. We pride ourselves on our safety record, and we are continually one of the leaders in the U.S. mining industry in relation to low incident rates and workplace injuries. We maintain a rigorous safety program, which includes training, site audits and hazard identification. Sisecam Chemicals and its affiliates, our employees and all contractors who operate our assets or work at our facility are involved in our safety programs. As a direct result of this commitment, we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, the Industrial Minerals Association-North America Safety Achievement Award (Large Category) six times, most recently in May 2022 at the Spring Industrial Minerals Association-North America Conference, Safe Sam Award by the Wyoming Mining Association two times, most recently in June 2021, and the Wyoming State Mine Inspector’s Large Mine award multiple times, most recently at the summer 2022 annual conference. We also boast and support some of the best rescue teams in the country. In 2022, our two Mine Rescue teams competed in the National Mine Rescue Contest in Lexington, Kentucky. With 25 teams in attendance, Sisecam’s Mine Rescue team represented well in placing first in team tech, and first and third in bench. During the year ended December 31, 2022, our facility had two lost workday injuries and four recordable injuries as reported by Mine Safety and Health Administration (“MSHA”).
Cost Advantages of Producing Soda Ash from Trona. We believe that as a producer of soda ash from trona, we have a significant competitive advantage compared to the synthetically produced soda ash manufactured in other parts of the world. The manufacturing and processing costs for producing soda ash from trona are lower than other manufacturing techniques partly because the costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona for trona-based production. In addition, trona-based production consumes less energy per ton of soda ash produced and generates fewer undesirable by-products than synthetic production. We believe the average cost of production per short ton of soda ash (before freight and logistics costs) from trona, directly in relationship with the production methods, has a significant cost advantage when compared to synthetic production. In addition, synthetic producers of soda ash incur additional costs associated with storing or disposing of, or attempting to resell, the by-products the synthetic processes produce. Even after taking into account the higher freight costs associated with our soda ash exports, we believe we can be cost competitive with synthetic soda ash operations in most parts of the world, which are typically located closer to customers than we are. Today, we estimate that roughly 30% of global production is produced from trona-based sources, while the remainder is produced using various synthetic methods.
Manufacturing natural soda ash in the United States has the benefit of relatively stable energy prices, for both internal generation using natural gas as well as energy purchased from the power grid which is attributed to multiple sources. The recent conflict in Ukraine has revealed vulnerabilities of producing soda ash in regions of the world where energy is far more volatile. Other manufacturing technologies including synthetic and solution mining have greater dependency of energy per ton of soda ash produced than the energy required for trona based soda ash, which is mechanically mined.
Synergies created with Sisecam Group.  Sisecam Group has undertaken major efforts to become an international company with its growing production power, reputable brand image, high product quality and value-creating sustainable growth approach. Sisecam Group is currently one of the world's leading glass and soda ash producers with production operations located in 14 countries on four continents and more than 20,000 employees. Sisecam Group records sales in over 150 countries around the globe.
In 1969, Sisecam Group began producing soda ash and has made significant inroads to expand its investment portfolio in existing and adjacent markets ever since. Today, Sisecam Group has 2.5 million tons of soda production capacity excluding the Partnership. Sisecam Group has more than 50 years of soda production experience and nearly 85 years of industrial mining experience. It also has more than 16 years of cogeneration plant knowledge. Research and development activities conducted by Sisecam Group regarding soda and its derivatives can be utilized in the Partnership, and we believe those efforts could provide a competitive advantage for our U.S. operations. We also believe that the lean operations and continuous improvement activities of Sisecam Group can create synergies and opportunities for further optimization in the U.S.
Sisecam Group has long-standing relationships with many global customers and regional partners as an established seller of soda ash from its three plants located in Bosnia, Bulgaria and Turkey. Sisecam Group generates 70% of its soda ash revenue, excluding from the Partnership, through international sales of soda ash and soda ash derivatives such as glass and chromates. With such extensive access to global soda markets and downstream segments, we believe Sisecam Group will significantly contribute to building and amplifying the sales capabilities of the Partnership. The Partnership’s customer relationships can be expanded by leveraging Sisecam Group’s existing sales networks and customer portfolios, which we believe will facilitate securing and servicing accounts, especially those in the international market.
With its extensive experience in the soda market and technical fields, along with the Sisecam Group’s significant investment history in various forms (e.g., greenfield, joint venture and sole ownership), we believe that Sisecam Group will positively contribute to the U.S. operations.
Substantial Reserve Life from Significant Reserves.  Our reserve estimate, as of December 31, 2022, was prepared by Hollberg Professional Group (“HPG”), an independent mining and geological consulting firm. As of December 31, 2022, HPG estimated we had proven and probable reserves of approximately 215.6 million short tons of trona (of which the Partnership’s interest is 110.0 million short tons), which is equivalent to 116.7 million short tons of soda ash (of which the Partnership’s interest is 59.5 million short tons of soda ash). Based on our current mining rate of approximately 4 million short tons of trona per year, we believe we have enough proven and probable trona reserves to continue mining trona using current methods for approximately 50 years. Please see Item 1, Business, “Summary of Trona Resources and Trona Reserves” and “Risk Factors-Risks Inherent in our Business and Industry - Our reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves and resources” for more information.
Certain Operational Advantages Compared to Other U.S-Based Trona Producers. We believe we have certain operational advantages over other soda ash producers in the Green River Basin due to the operational characteristics of our facilities as described below. These advantages are manifested in our high productivity and efficiency rates.
•Location of our mining beds and high purity trona.  Our mining beds are located 800 to 850 feet below the surface near our shaft locations, which is significantly closer to the surface than the mining beds of other operators in the Green River Basin. The relatively shallow depth of our beds compared to other Green River Basin trona mines contributes to favorable ground conditions and improved mining efficiency. We have a competitive advantage because we can mine the trona and roof bolt simultaneously on our continuous miner equipment. In addition, the trona in our mining beds has a higher concentration of soda ash as compared to the trona mined at other locations in the Green River Basin, which is typically embedded or mixed with greater amounts of halite and other impurities. Our trona ore is generally composed of approximately 80% to 89% pure trona.

•Advantageous facility layout.  Our surface site includes a high-capacity network of ponds that we use to recapture soda ash lost in processing trona through a process we introduced in 2009 called deca rehydration (“deca”). While other producers in the Green River Basin also utilize deca rehydration, our pond complex enables us to spread deca-saturated water over a large surface area, which facilitates evaporation and access to the resulting deca. Additionally, we can transfer water from one pond to another, a process we call “de-watering,” leaving the first pond dry. De-watering enables us to use front loaders and other hauling equipment to move dry deca from that “de-watered” pond to our processing facility. Other producers in the area instead need to utilize costly dredging techniques to extract deca from their ponds, and the recovered deca is wet, and therefore requires more energy to process than dry deca. Introducing dry deca into our process has also reduced our energy consumption per short ton of soda ash produced. At our current utilization rates, we will deplete our deca supply in 2024. Please read “Risk Factors-Risks Inherent in Our Business and Industry-Our deca stockpiles will substantially deplete by 2024 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments or otherwise execute on one or more initiatives to prevent such decline” for more information about this process.
Partly due to these operational advantages over other domestic producers, we believe we have the most efficient soda ash production facility in the Green River Basin both in terms of short tons of soda ash produced per employee and in energy consumed per short ton of soda ash produced. In 2022, we used approximately 4.0 MMBtus of energy per short ton of soda ash processed, as compared to an average of 5.5 MMBtus of energy for the other three operators in the Green River Basin according to the Wyoming Department of Environmental Quality (“WDEQ”) and our internal estimates. For the year ended December 31, 2022, we produced approximately 6,037 short tons of soda ash per employee.
Stable Domestic Customer Relationships.  We have more than 80 domestic customers in industries such as flat glass, container glass, detergents, chemicals and other consumer and industrial products. We have long-term relationships with many of our customers due to our competitive pricing, reliable shipping and high-quality soda ash. For the year ended December 31, 2022, the majority of our domestic net sales were made to customers with whom we have done business for over ten years and their contracts are typically for one to three year periods. We believe that these relationships promote more stable cash flows.
Experienced Management and Workforce.   Our facility has been in continuous operation for more than 60 years. We are able to build on the collective knowledge gained from our experience during this period to continually improve our operations and introduce innovative processes. In addition, many members of Sisecam Wyoming’s senior management team have more than 15 years of relevant industry experience. Our executives lead a highly productive workforce with an average tenure of approximately 9 years. We believe our institutional knowledge, coupled with the relative seniority of our workforce, engenders a strong sense of teamwork and collegiality, which has led to one of the safest and most efficient operations in the industry today.
Our Business Strategies
Our primary business objective is to generate stable cash flows through consistent growth in the production of soda ash, allowing us to make quarterly cash distributions to our common unitholders while growing our business. To achieve our objective, we intend to execute the following key business strategies:
Capitalize on Expected Growth in Demand for Soda Ash. Since 2013, we have invested just over $79.3 million for debottlenecking projects that have improved our annual production capacity by approximately 320,000 tons of soda ash per year. In connection with the CoC Transaction, we believe we have further opportunities to debottleneck our facility. We believe that as one of the leading low-cost producers of trona-based soda ash, we are well-positioned to capitalize on the expected worldwide growth of soda ash. While consumption of soda ash within the United States is expected to remain relatively flat in the near future, overall worldwide demand for soda ash, based on third-party historical production statistics and estimates, was 64.6 million metric tons (equivalent to approximately 71.2 million short tons) in 2022 and was forecasted to be 66.1 million metric tons (equivalent to approximately 69.1 million short tons) in 2023. Despite concerns of recessionary pressures in the near term, the soda ash market is expected to grow to almost 72.0 million metric tons (equivalent to approximately 79.4 million short tons) in 2026, which represents a compounded annual growth rate of 2.8%. Sisecam Chemicals continues to recognize additional benefits since departing ANSAC with improved access to customers and control over placement of its sales in the international marketplace. This enhanced view of the global market allows Sisecam Chemicals to better understand supply and demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as our business requires in certain target areas. Please read “Customers” below for a discussion about the evolution of our international sales since withdrawing from ANSAC.
Continuous Improvement Initiatives to Lower our Operating Expenses and Increase Utilization. We have been building a culture of continuous improvement.  For example, several initiatives have been undertaken to reduce our overall costs to produce soda ash and increase the overall output of the facility. In 2022, the continuous improvement initiatives were able to transform ideas from employees into multiple projects throughout the site that resulted in an overall savings of approximately $2.9 million.
Leverage Sisecam Group and Ciner Group (collectively, “Sponsors”) Capability to Build a Global Soda Ash Brand. Both of our Sponsors’ platforms include unique low cost technology, logistics assets including ports and bulk ships, and world class cost competitive production assets geographically located to serve most key markets around the world. In addition, upon Sisecam

Chemicals’ termination from ANSAC (as discussed further under “Customers” below), Sisecam Chemicals is marketing soda ash directly into international markets that are currently being served by ANSAC and is utilizing the logistics expertise and extensive global presence and network that has already been established by the Sponsors.
Build a Global Soda Ash Brand.  Sisecam Chemicals’ distribution network continues to develop since the ANSAC exit at the end of 2020. Sisecam Chemicals adopted a model to best serve its own requirements in the target markets of our soda ash sales. Sisecam Chemicals built relationships and established its own reputation as a seller in these markets by negotiating agreements and demonstrating supply capabilities with large and midsize consumers directly selling through distribution. These direct relationships allowed Sisecam Chemicals to establish its customer base for current and future sales.
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
Our Organizational Structure
The following chart depicts our ownership structure as of March 31, 2023 and approximate ownership percentages:

Turkiye Is Bankasi Turkiye Is Bankasi
("Isbank")
(51% of Şişecam Parent)
Akkan Enerji ve Madencilik Anonim Sirketi
("Akkan")
(100% of KEW Soda and Imperial)
KEW Soda Ltd.
("KEW Soda")
(100% of WE Soda)
Türkiye Şişe ve Cam Fabrikalari A.Ş
("Şişecam Parent")
(100% of Sisecam USA)
WE Soda Ltd.
("WE Soda")
(100% of Ciner Enterprises)
Sisecam Chemicals USA Inc.
("Sisecam USA")
(60% of Sisecam Chemicals)
Ciner Enterprises Inc.
("Ciner Enterprises")
(40% of Sisecam Chemicals)
Sisecam Chemicals Resources LLC
("Sisecam Chemicals")
(100% of SCW LLC)
Public
(Approximately 26% Limited Partner Interest)
Sisecam Chemicals Wyoming LLC
("SCW LLC")
(Approximately 72% Limited Partner Interest and 100% of Sisecam GP)
Sisecam Resource Partners LLC
("Sisecam GP")
(Approximately 2% General Partner Interest and Incentive Distribution Rights)
Natural Resources Partner LP
(100% of NRP LLC)
Sisecam Resources LP
("the Partnership")
(51% of Sisecam Wyoming)
Sisecam Wyoming LLC
("Sisecam Wyoming")
NRP Trona LLC
("NRP LLC")
(49% of Sisecam Wyoming)

Our Operations
Our Green River Basin surface operations are situated on approximately 2,360 acres in Wyoming (of which, 880 acres are owned), and our mining operations consist of approximately 24,000 acres of leased and licensed subsurface mining area. Our facility is accessible by both road and rail. We use seven large continuous mining machines and fourteen underground shuttle cars in our mining operations. Our processing assets consist primarily of material sizing units, conveyors, calciners, dissolver circuits, thickener tanks, drum filters, evaporators and rotary dryers.
Wyoming is a split estate state. In relation to the 2,360 acres of surface operations, we own the surface 880-acres in fee, and we have surface rights from the other owners (Bureau of Land Management (“BLM”) and Rock Springs Grazing Association) for the balance of those surface operations. This is a different right and acreage number from the subsurface mineral acreage.
The following map provides an aerial overview of our surface operations:

Washington
Montana
Oregon
Idaho
Wyoming
Nevada
Utah
California
Colorado
AREA OF DETAIL
State of Wyoming| Rivers and County Lines
ŞİŞECAM
Sisecam WYOMING LLC | SODA ASH OPERATIONS SITE MAP
SCALE
1 MILE
1 KILOMETER
AREA OF DETAIL
REFINERY
POND
POND STACKER
RAILROAD

The following map shows the known sodium leasing area within the Green River Basin, including the boundaries of our leased and licensed subsurface mining area:

KNOWN SODIUM LEASING AREA
GREEN RIVER BASIN WYOMING
CD --- Church and Dwight Company, Inc.
Genesis --- Genesis Alkali
Genesis --- Genesis Alkali
TATA --- Tata Chemical Corp.
Sublease -- FMC to GC
SISECAM -- WYOMING LP
SM --- Solvay Minerals, Inc.
JW --- John S. Wold
WT --- Wold Trona Co., Inc.
SM --- Saline Minerals, Inc.
UP --- Sweetwater Royalties, LLC
ATL – Atlantic Soda, LLC
PCF– Pacific Soda, LLC
Federal Sodium Lease
Occidental
State of Wyoming
R 111 W
R 110 W
R 109 W
R 108 W
R 107 W
T 21 N
T 20 N
T 19 N
T 18 N
T 17 N
T 16 N
T 15 N
T 14 N
T 13 N
T 12 N
R 112 W
R 111 W
R 110 W
R 109 W
R 108 W
R 107 W
SISECAM WYOMING
GENESIS GRANGER SOLUTION MINE
Known Sodium Leasing Area (KSLA)
TATA CHEMICALS LTD
GENESIS WESTVACO
Mechanically Mineable Trona Area (MMTA)
SOLVAY MINERALS
PACIFIC SODA, LLC.
WYOMING
UTAH
ŞIŞECAM
P.O. Box 513
254 County Road 4-6
Green River Wyoming, 82935
KNOWN SODIUM LEASE AREA
GREEN RIVER BASIN, WY
CURRENT SODIUM LEASES
BUREAU OF LAND MANAGEMENT
Scale 1" = 24,000'
0
24000
48000
72000
KSLA BOUNDARY
GREEN RIVER
FLAMING GORGE NATURAL RESOURCE AREA
MECHANICAL MINING TRONA AREA
WYOMING STATE LEASES
FEDERAL LEASES
SWEETWATER ROYALTIES LEASES

The Green River Basin geological formation holds the largest, and one of the highest purity, known deposits of trona ore in the world. Our reserves contain trona deposits having a purity between 80% to 89% by weight, which means that insoluble impurities and water make up approximately 11% to 20% of our trona.
Our mining leases and license are located in two mining beds, designated by the U.S. Geological Survey as beds 24 and 25, at depths of 850 to 800 feet near our shaft locations, respectively, below the surface. Mining these beds affords us several competitive advantages. First, the depth of our beds is shallower than other actively mined beds in the Green River Basin, which allows us to use a continuous mining technique to mine trona and roof bolt the ceiling simultaneously. In addition, mining two beds that are on top of one another allows for production efficiencies because we are able to use a single hoisting shaft to service both beds.
The following graphic shows a cross-section of the strategic areas of the Green River Basin where we mine trona:

BED No.
DEPTH
MINE OPERATOR
SOFT, LARGE CRYSTALLINE TRONA
HARD, FINE GRAIN, AMORPHOUS TRONA INTERBEDDED OR MIXED WITH HALITE
Sandstones and Siltstones
Marlstones and Oil Shales
BASE OF TRONA DEPOSITION
25
24
20
19
17
15
5
4
3
2
1
800ft
244M
850ft
260M
1370ft
1420ft
1600ft TO 1700ft
488-520M
2200ft
670M
ŞİŞECAM
Genesis Granger
Genesis TATA SOLVAY
Pacific
(SOLUTION MINE)

Source: Management.
We remove insoluble materials and other impurities by thickening and filtering the liquor. We then add activated carbon to our filters to remove organic impurities, which can cause color contamination in the final product. The resulting clear liquid is then crystallized in evaporators, producing sodium carbonate monohydrate. The crystals are then drawn off and passed through a centrifuge to remove excess water. We then dry the resulting material in a product dryer to form anhydrous sodium carbonate, or soda ash. The resulting processed soda ash is then stored in on-site storage silos to await shipment by bulk rail or truck to distributors and end customers. Our storage silos can hold up to 58,900 short tons of processed soda ash at any given time. Our facility is in good working condition and has been in service for more than 60 years.
Deca Rehydration.    The evaporation stage of our trona ore processing produces a precipitate and natural by-product called deca. Deca, short for sodium carbonate decahydrate, is one part soda ash and ten parts water. Solar evaporation causes deca to crystallize and precipitate to the bottom of the four main surface ponds at our Green River Basin facility. In 2009, we implemented a process called deca rehydration, which enables us to recover soda ash from the deca-rich purged liquor as a by-product of our refining process. We capture the soda ash contained in deca by allowing the deca crystals to evaporate in the sun and separating the dehydrated crystals from the soda ash. We then blend the separated deca crystals with partially processed trona ore at the dissolving stage of our production process described above. This process enables us to reduce our waste storage needs and convert what is typically a waste product into a usable raw material. Please read “Risk Factor-Risks Inherent in Our Business and Industry-Our deca stockpiles will substantially deplete by 2024 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments or otherwise execute on one or more initiatives to prevent such decline” for more information about this process.
Energy Consumption.    We believe we have one of the most efficient mining and soda ash production surface operations in the world. During 2022, we used approximately 4 MMBtus of energy in the form of electricity and natural gas to produce each short ton of soda ash. In addition, we believe this to be the lowest energy consumption of any soda ash producer in North America. We and other producers of soda ash in the Green River Basin benefit from relatively low cost and stable supply of natural gas in Wyoming, which further enhances our competitive cost advantage over other regions of the world. To reduce the impact of the volatility in natural gas prices, we hedge a portion of our natural gas consumption requirements, which enables us to set the price for a portion of our forecasted natural gas purchases. The Partnership utilizes a natural gas-fired turbine co-generation facility that is capable of providing roughly one-third of our electricity and steam demands at our mine in the Green River Basin. This co-generation facility provided approximately 175 million kWh of electricity which saved the Partnership approximately $4 million in 2022 based on average purchased electricity costs and gas costs. In a normal production environment, the facility is expected to provide us over 180.0 million kWh of electricity annually.

Shipping and Logistics.    For the year ended December 31, 2022, we assisted the majority of our domestic customers in arranging their freight services. All of our soda ash is shipped by rail or truck from our Green River Basin operations. For the year ended December 31, 2022, we shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by Union Pacific Railroad Company (“Union Pacific”), and our plant receives rail service exclusively from Union Pacific. Our agreement with Union Pacific expires on December 31, 2025 and there can be no assurance that it will be renewed on terms favorable to us or at all. If we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During 2022, we had no shortfall payments and do not expect to make any such payments in the future.  Sisecam Chemicals leases a fleet of more than 2,200 hopper cars that serve as dedicated modes of shipment to our domestic and international customers. The railcar expense is allocated and directly charged to the Partnership. For exports, we ship our soda ash on unit trains primarily out of Longview, Washington for bulk shipments. We have contracts securing our export capacity in bulk vessels and container vessels. From these ports, our soda ash is loaded onto ships for delivery to ports all over the world. We ship to customers on Cost and Freight (“CFR”) and Cost, Insurance, and Freight (“CIF”) basis where we pay for the ocean freight and charge the customer directly for these freight costs. We have yearly and multiyear contracts for a portion of our ocean freight with vessel owners and carriers securing capacity and reducing market risk fluctuation.
Customers
We generate approximately half of our gross revenue from export sales, which consist of both consumers as well as distributors who serve as our channel partners in certain markets. The two largest customers in our portfolio are distributors in our export network who, on a combined basis, make up 26% of our total gross revenue.
For customers in North America, Sisecam Chemicals, on our behalf, typically enters into contracts, having terms ranging from one to three years. Under these contracts, our customers generally agree to purchase either minimum estimated volumes of soda ash or a certain percentage of their estimated soda ash requirements at a fixed price for a given calendar year. Although we do not have a “take or pay” arrangement with our customers, substantially all of our sales are made pursuant to written agreements and not through spot sales. In 2022, we had more than 80 domestic customers and in general, we have long-term relationships with the majority of our customers, meaning we have been a supplier to them for more than ten years.
Our customers consist primarily of:
•Glass manufacturing companies, which account for 50% or more of the consumption of soda ash around the world; and
•The majority of the remainder is comprised of chemical and detergent manufacturing companies.
Sisecam Chemicals has now completed two full years directly managing its international sales, marketing and logistics activities since exiting ANSAC at the end of 2020. Sisecam Chemicals took direct control of these activities to improve access to customers and gain control over placement of its sales in the international marketplace. This enhanced view of the global market allows Sisecam Chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as our business requires in certain target areas.
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

The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. Sisecam Wyoming’s License Agreement, dated July 18, 1961 and amended June 28, 2018, with Sweetwater Royalties LLC (the “License Agreement”), provides among other things, (i) the term of the License Agreement through July 18, 2061 and for so long thereafter as Sisecam Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduced the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. This 4% rate reduction saved over $10.2 million in royalty fees based on our mining operations on U.S. Government leases in 2022.
The following is a summary of the material terms of our leases and our license as of December 31, 2022:

Name of Lessor or Licensor	Number of Leases or Licenses as of December 31,2022	Total Approximate Acreage as of December 31, 2022	Expiration Date Range	Renewals (1)	Year of Commencement	Royalty Rate
License with Sweetwater Royalties LLC	1	12,439 acres	2061	License will renew so long as we continuously conduct operations to mine and remove sodium minerals from the licensed premises in commercial quantities.	1961	8% of net sales
Leases with the U.S. Government	4	7,934 acres	2027-2028	These leases will renew so long as we file an application for renewal with the Department of the Interior, Bureau of Land Management, within 90 days of expiration of the leases (1)	1961	2% of gross output
Leases with the State of Wyoming	5	3,079 acres	2029	No contractual right to renewal, but leases have been historically renewed for consecutive 10-year periods	1969	6% of gross value
Other small leases	3	640 acres	Various	Various	2022	<1%

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
Trona Resources and Trona Reserves
Information concerning our mining property and estimated mineral resources and mineral reserves in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, Subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, at our mining property as of the end of our most recently completed fiscal year. The information that follows is derived, for the most part, from, and in some instances is an extract from the technical report summary prepared by Hollberg Professional Group (“HPG”) in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K completed on March 13, 2022 (the “2021 TRS”), as updated by HPG’s review and confirmation on January 17, 2023 of the validity of the estimates of remaining trona resources and trona reserves, based on the material assumptions and information in the 2021 TRS. Portions of the following information are based on assumptions, qualifications and procedures, that are not fully described herein. Reference should be made to the full text of the technical report summary prepared by HPG attached as Exhibit 96.1 and incorporated herein by reference and made a part of this Report on Form 10-K. We have used the term “trona” as in “trona resources” and “trona reserves” interchangeably with “mineral.”
HPG has conducted an independent technical review of the lands held by Sisecam Chemicals referred to as the “Big Island Mine,” which is located in the area commonly referred to as the Known Sodium Lease Area (the “KSLA”) near the town of Green River, Sweetwater County. The KSLA is where trona thickness exceeds 1-meter, extends for over 300 km2, and is greater than 80% grade. The U.S. Geological Survey recognizes 25 trona beds of economic importance (at least 1 meter in thickness and 300 km2 in areal extent) within the Green River Basin. Identified in ascending order, the trona beds are numbered 1 through 25 from the oldest (stratigraphically lowest) to the youngest (stratigraphically highest). Sisecam Wyoming has approximately 24,000 acres of trona under lease made up of approximately 7,934 Federal acres, 3,079 State acres, 640 acres of 3 small acquisitions and 12,439 private acres. Sisecam Chemicals has mineral resources and mineable reserves in the shallowest mechanically mineable Trona beds 24 and 25, at depths of 850 and 800 feet below the surface, respectively, at our mine shaft locations. See also certain maps and graphics of our property set forth under “Our Operations.”

HPG estimated the total of the Big Island Mine’s remaining leased and licensed proven and probable trona reserves as 215.6 million short tons (of which the Partnership’s interest is 110.0 million short tons) as of December 31, 2022, compared to 220.0 million short tons (of which the Partnership’s interest was 112.2 million short tons) as of December 31, 2021, and the total of the measured and indicated in-place trona resources exclusive of reserves as 162.3 million short tons (of which the Partnership’s interest is 82.8 million short tons) as of December 31, 2022. There has not been a change from December 31, 2021. As of December 31, 2022, the decrease of 4.4 million short tons of the Big Island Mine’s proven and probable trona reserves, or 1.9%, as compared to December 31, 2021 is due to depletion of the reserves by the 2022 mined trona production as reported to the leaseholders. The cutoff grade of greater than 75% trona and thickness greater than 6 feet is applied to estimate the trona resources based upon successful mining and processing of the lower grade trona beds 19, 20 and 21 which were considered viable mining prospects by Texas Gulf Soda Ash (“TGSA”). The mineral resource inclusive of the mineral reserves is that portion of the ore body that is considered either economically viable for mining and can be converted to reserves or of economic interest but considered outside the current economic limits. This is the material considered of economic interest that has the potential to be converted to reserves. Our trona resources are categorized as “Measured mineral resources,” “Indicated mineral resources,” and “Inferred mineral resources,” which are defined as follows:
•Measured mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
• Indicated mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply the modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve. (The modifying factors are the factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include but are not restricted to mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.)
•Inferred mineral resources - Mineral resources for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.
The following is a summary of the recoverable trona reserves for beds 24 and 25 as of December 31, 2022:
(In millions of short tons except percentages) (1,2)

Reserve Category	Proven mineral reserves		Probable mineral reserves		Total mineral reserves
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)
Lower Bed 24	63.4	86.0%	83.2	85.8%	146.6	85.9%
Upper Bed 25	29.6	83.7%	39.3	84.1%	69.0	83.9%
Total (3, 4, 5)	93.0	85.2%	122.6	85.2%	215.6	85.2%

(1)Numbers have been rounded; totals may not sum due to rounding.
(2)Based on a 7-foot minimum thickness and an 85% minimum grade cut-off.
(3)The point of reference is run-of-mine (ROM) ore delivered to the processing facilities including mining losses and dilution.
(4)Mineral reserves are current as of December 31, 2022, using depletion and the definitions in SK1300.
(5)Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by Sisecam Resources and 49% by NRP.

Our reserves are subject to leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Sweetwater Royalties LLC. See “Leases and License” above for a summary of these leases and our license, including expiration date ranges.
The following table presents our estimated proven and probable trona reserves by license and leases as of December 31, 2022:
(In millions of short tons except percentages) (1,2)

Reserve Category	Proven mineral reserves		Probable mineral reserves		Total mineral reserves
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)
License with Sweetwater Royalties LLC	46.8	85.3%	59.4	85.2%	106.2	85.3%
Leases with the U.S. Government	38.3	84.9%	44.5	85.0%	82.8	85.0%
Leases with the State of Wyoming	7.9	86.8%	18.6	86.1%	26.5	86.4%
Total (3, 4, 5)	93.0	85.2%	122.6	85.2%	215.5	85.2%

(1)Numbers have been rounded; totals may not sum due to rounding.
(2)Based on a 7-foot minimum thickness and an 85% minimum grade cut-off.
(3)The point of reference is ROM ore delivered to the processing facilities including mining losses and dilution.
(4)Mineral reserves are current as of December 31, 2022, using depletion and the definitions in SK1300.
(5)Mineral reserves are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by Sisecam Resources and 49% by NRP.
The following is a summary of the measured, indicated, and inferred mineral resources exclusive of reserves for trona beds 24 and 25 as of December 31, 2022:
(In millions of short tons except percentages and thickness) (1,2)

Resource Category	Measured mineral resources		Indicated mineral resources		Measured + Indicated mineral resources			Inferred mineral resources
	Amount	Grade (1)	Amount	Grade (1)	Amount	Grade (1)	Thickness (ft)	Amount	Grade (1)
Lower Bed 24	44.8	88.7%	54.1	86.9%	98.9	87.7%	8.5	0.05	90.0%
Upper Bed 25	29.4	85.0%	34.1	87.3%	63.4	86.2%	7.5	—	—%
Total (3, 4, 5)	74.2	87.2%	88.2	87.0%	162.3	87.1%	16.0	0.05	90.0%

(1)Numbers have been rounded; totals may not sum due to rounding.
(2)Based on a 6-foot minimum thickness and a 75% minimum grade cut-off.
(3)The point of reference is in-place inclusive of impurities and insoluble content.
(4)Mineral resources are current as of December 31, 2022, by depletion using depletion and the definitions in SK1300.
(5)Mineral resources are reported on a 100% ownership basis. Sisecam Wyoming is owned 51% by Sisecam Resources and 49% by NRP.

HPG estimated proven and probable reserves of approximately 215.6 million short tons of trona (of which the Partnership’s interest is 110.0 million short tons), which is equivalent to 116.7 million short tons of soda ash as of December 31, 2022 (of which the Partnership’s interest is 59.5 million short tons of soda ash). Based on our current mining rate of approximately 4.5 million short tons of trona per year, we have enough proven and probable trona reserves to continue mining trona using current methods for approximately 50 years.
The mineral reserve is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Our trona reserves are categorized as “Proven mineral reserves” and “Probable mineral reserves,” which are defined as follows:
•Proven mineral reserves - The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
•Probable mineral reserves - The economically mineable part of an indicated and, in some cases, a measured mineral resource.
In determining the reserve parameters and assumptions HPG considered the following circumstances:
•Sisecam Wyoming’s 60-year long history and economics of mining the deposit and producing soda ash;
◦The 174.5 million short tons (“Mst”) of trona ore produced from these two beds;
•The projected long life of the mine and resulting likely change in economics, mining, and processing methods over its projected 40 plus-year mine life (considering increased production over the current production rates) used in this technical summary. This 40 plus-year mine life consideration is based on the specific assumptions in this technical summary, including assumptions related to projected timing and estimated cost of two-seam mining, timing of related capital expenditures and sales price projections and estimates related to future availability of deca;
•Sisecam Wyoming’s current processing facilities’ capabilities and projected future changes to these facilities;
•The economics associated with Sisecam Wyoming’s current mining equipment and history of “high grading” the thickest portions of the deposit;
•Sisecam Wyoming’s current mining equipment limitations and required future changes to these systems; and
•HPG’s knowledge of operating and managing other trona and potash mines.
In determining whether the reserves meet these economic standards, HPG made certain assumptions regarding the remaining life of the Big Island Mine, including, among other things, that:
•the cost of products sold per short ton will remain consistent with Sisecam Wyoming’s cost of products sold for the five years ended December 31, 2022;
•the weighted average net sales per short ton of $204/ton will remain consistent with Sisecam Wyoming’s average net sales for the five years ended December 31, 2022;
•Sisecam Wyoming’s mining costs will remain consistent with 2022 levels with two-seam mining costs 30% higher for the two-seam production (the Partnership estimates that this increase would not impact its overall production cost by more than 1% and thus would not have a material overall impact to the Partnership’s production costs);
•Sisecam Wyoming’s processing costs will remain consistent with 2022 levels and rise in 10-years to account for lower grade material;
•Sisecam Wyoming will achieve an annual mining rate of approximately 4.5 million short tons of trona in 2024 and beyond;
•Sisecam Wyoming will process soda ash with a 90% rate of recovery, without accounting for the deca rehydration process;
•the ore to ash ratio for the stated trona reserves is 1.835:1.0 (short tons of trona run-of-mine to short tons of soda ash);
•The run-of-mine ore estimate contains dilution from the mining process;
•Sisecam Wyoming will continue to conduct only conventional mining using the room and pillar method and a non-subsidence mine design;
•Sisecam Wyoming will, in approximately 10 years, make necessary modifications to the processing facilities to allow localized mining of 75% ore grade in areas where the floor seam or insoluble disruptions have moved up into the mining horizon causing mining to be halted early due to processing facility limitations;
•Sisecam Wyoming will, within one year, conduct two-seam mining, in production panels which means to perform continuous mining on bed 24 beneath historically mined production panels of bed 25 with interburden thickness of approximately 35-feet;
•Sisecam Wyoming will, in approximately 20 years, make necessary equipment modifications to operate at a seam height of 7-feet, the current mining limit is 9-feet;
•Sisecam Wyoming has and will continue to have valid leases and license in place with respect to the reserves, and that these leases and license can be renewed for the life of the mine based on their extensive history of renewing leases and license;
•Sisecam Wyoming has and will continue to have the necessary permits to conduct mining operations with respect to the reserves; and
•Sisecam Wyoming will maintain the necessary tailings storage capacity to maintain tailings disposal between the mine and surface placement for the life-of-mine.
Our estimates of mineral resources and mineral reserves will change from time to time as a result of mining activities, analysis of new engineering and geologic data, modification of mining plans or mining methods and other factors. For additional information, see Item 1A, Risk Factors, “Risks Inherent in our Business and Industry” for more information regarding risks surrounding our reserves.
Internal Controls Disclosure over Trona Resources and Trona Reserves
We have internal controls over the trona resources and trona reserves estimation processes that result in reasonable and reliable estimates aligned with industry practice and reporting regulations. Annually, qualified persons and other employees review the estimates of trona resources and trona reserves and the supporting documentation, and based on their review of such information recommend approval to use the trona resources and trona reserves estimates to our senior management. Our controls utilize management systems, including, but not limited to, standardized procedures, workflow processes, supervision and management approval, internal and external reviews and audits, reconciliations, and data security covering record keeping, chain of custody and data storage. Our systems also cover sample preparation and analysis, data verification, trona processing, metallurgical testing, recovery estimation, mine design and sequencing, and trona resource and reserve evaluations, with environmental, social and regulatory considerations.
These controls and other methods help to validate the reasonableness of the estimates. The effectiveness of the controls is reviewed periodically to address changes in conditions and the degree of compliance with policies and procedures. For additional information regarding the risks associated with our estimates of trona resources and reserves, see Item 1A, Risk Factors, “Risks Inherent in our Business and Industry-Our reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves and resources.”
Competition
Soda ash is a natural resource commodity traded globally with numerous producers and consumers worldwide. We compete with both North American and international soda ash producers. There are two ways to consider how we compete: (1) versus our fellow North American competitors; and (2) versus our worldwide competitors. Against our principal North American competitors, which include subsidiaries of Genesis, Solvay and Tata in the Green River Basin and Searles Valley Minerals in California, we believe we have a number of competitive advantages, including operational advantages that improve our relative cost position, life of our mineral reserves, our strong safety record, customer relationships and an experienced management team and workforce. Against our principal worldwide competitors, Solvay and various Chinese producers virtually all of their production is manufactured from synthetic processes and we believe, as a producer of soda ash from trona, we have competitive advantages when compared to synthetic producers, even after considering the fact that we generally have higher logistics costs to move the soda ash from Wyoming to regions around the world. The costs associated with procuring the materials needed for synthetic production are greater than the costs associated with mining trona. In addition, trona-based production consumes less energy and produces fewer undesirable by-products than synthetic production. See “Our Competitive Strengths” above for additional information.
Insurance
Because all of our operations are conducted at a single facility, an event such as an explosion, fire, equipment malfunction or severe weather conditions could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. These hazards can also cause personal injury and loss of life, pollution or environmental damage and suspension of our surface and subsurface operations. To mitigate this risk, our Sponsors and/or their affiliates maintain, on our behalf, property, casualty and business interruption insurance in amounts and with coverage and deductibles that we believe are adequate for our current operations. We regularly evaluate our policy limits and deductibles as they relate to the overall cost and scope of our insurance coverage to account for changes or growth in our business.
Environmental Matters
Our mining and processing operations, which have been conducted at our Green River Basin facility since 1962, are subject to strict regulation by federal, state, and local authorities with respect to protection of the environment. We have a rigorous compliance program to ensure that our facilities comply with environmental laws and regulations. However, we are involved from time to time in administrative and judicial proceedings and inquiries relating to environmental matters. Modifications or changes in enforcement of existing laws and regulations or the adoption of new laws and regulations in the future, particularly with respect to environmental or climate change, or changes in the operation of our business or the discovery of additional or unknown environmental contamination, could require expenditures that might be material to our results of operations or financial condition.
We summarize below certain environmental laws applicable to us that regulate discharges of substances into the air and water, the management and disposal of hazardous and non-hazardous substances and wastes, the clean-up of contaminated sites, the protection of groundwater quality and availability, plant and wildlife protection, and climate change. Our failure to comply with any of the below laws may result in the assessment of administrative, civil and criminal penalties, the imposition of clean-up and site restoration costs and liens, the issuance of injunctions to limit or cease operations, the suspension or revocation of permits and other enforcement measures that could have the effect of limiting production from our operations.
Wyoming Department of Environmental Quality (“WDEQ”)
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million on December 31, 2022, which amount will remain $41.8 million until the annual recalculation is approved by WDEQ. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
Clean Air Act
The federal Clean Air Act and comparable state laws restrict the emission of air pollutants from many sources. Under the Clean Air Act, our facility has been issued a Title V operating permit, which regulates emissions to air from our operations. In particular, our operations are subject to technology-based standards pursuant to the Clean Air Act’s New Source Performance Standards for Nonmetallic Mineral Processing Plants, which limit particulate matter emissions. Under associated Clean Air Act regulations our operation is also subject to Best Available Control Technology (“BACT”) requirements. In addition, our boilers are subject to technology-based standards pursuant to the Clean Air Act’s National Emission Standards for Hazardous Air Pollutants for Major Source: Industrial, Commercial and Institutional Boilers and Process Heaters, which were published in final form in November 2015. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements and utilize specific equipment or technologies to control emissions of certain pollutants.
Clean Water Act
The Federal Water Pollution Control Act, which we refer to as the Clean Water Act, and comparable state laws impose restrictions and controls regarding the discharge of pollutants into regulated waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the federal Environmental Protection Agency (“EPA”) or the state. We do not discharge any wastewater or stormwater from our operations into the Green River, the nearest river system to our Green River Basin facility. The facility operates under a general permit for storm water which requires our compliance with a Storm Water Pollution Prevention Plan. We periodically monitor groundwater wells at our processing facility, most of which are proximate to our surface pond complex, for salinity, conductivity and other parameters pursuant to permits issued by the WDEQ. Permitted interceptor trenches are used to collect saline groundwater to minimize impact to the Green River.
Resource Conservation and Recovery Act
The federal Resource Conservation and Recovery Act (“RCRA”), and analogous state laws, impose requirements for the careful generation, handling, storage, treatment and disposal of nonhazardous and hazardous solid wastes. Based on the amount of hazardous waste our operations generate (less than 100 kilograms per month), we have been classified under RCRA as a very small quantity generator.
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
Climate Change Legislation and Regulations
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from specified sources, including soda ash processors like us. We are monitoring and reporting GHG emissions from our operations, and we believe we are in compliance with the rules. In the past, the U.S. Congress has considered, but not enacted, legislation that would impose requirements to reduce emissions of GHGs. The State of California has enacted regulations establishing a so-called GHG “cap-and-trade” system designed to reduce GHG emissions. Our operations are not currently subject to any federal or state requirement to reduce GHG emissions. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations limiting, or otherwise imposing a tax or financial penalty for, emissions of GHGs from our equipment and operations might be material to our results of operations or financial condition.

Mining and Workplace Safety
We believe our commitment to safety and reliability is an integral component to our fulfillment of our corporate responsibility and long-term success. Through rigorous training, sharing of expertise within the Partnership, continuous monitoring and promoting a culture of excellence in operations, we continuously strive to keep our workforce, the communities in which we operate and the environment safe.
Our focus on safety is also evident in our response to pandemics such as COVID-19. We closely monitor the impact of pandemic outbreaks and all governmental actions in response thereto on all aspects of our business, including how it impacts our employees. We have taken strong proactive steps to keep the safety of our teams and their families as the priority, during a pandemic. As we transition out of a pandemic, we maintain an emphasis on testing, self-monitoring, and staying home when sick. We continue to educate our employees, and the importance and value of vaccinations. We ask our employees when applicable to stay home if showing symptoms, test and we follow Center for Disease Control and Prevention guidelines for isolation and return to work. We continue to actively monitor and adhere to applicable local, state, federal, and international governmental guidelines and actions to better ensure the safety of our employees.
The MSHA is the primary regulatory organization governing safety matters associated with trona ore mining. Accordingly, MSHA regulates underground mines and the industrial mineral processing facilities associated with trona ore mines. MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections annually for our entire facility, as well as spot check every five days in our underground facility due to our Green River Basin facility being classified as a gassy mine. During the year ended December 31, 2022, our facility had four recordable injuries as reported by MSHA, of which two were lost workday injuries.
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
Our Green River Basin facility maintains a rigorous safety program. Sisecam Chemicals and its affiliates’ employees and contractors who operate our assets are required to complete 40 hours of initial training, as well as eight-hour annual refresher sessions. These training programs cover all of the potential site-specific hazards present at the facility. As a direct result of our commitment to safety, we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, The Industrial Minerals Association-North America Safety Achievement Award (Large Category) six times, most recently in May 2022 at the Spring Industrial Minerals Association-North America Conference, Safe Sam Award by the Wyoming Mining Association two times, most recently in June 2021, and the Wyoming State Mine Inspector’s Large Mine award multiple times, most recently at the summer 2022 annual conference.
Human Capital
The success of our company is a direct result of our people, our values, and our culture. We believe in the potential of each individual, and we grow our potential into results through training and development.
Employees/Labor Relations
The personnel who operate our assets are employees of Sisecam Chemicals and its affiliates; and the Partnership does not have any employees. Under the joint venture agreement governing Sisecam Wyoming, Sisecam Wyoming reimburses us for the time and cost of employees who operate our assets and for support provided to Sisecam Wyoming. As of December 31, 2022 and 2021, Sisecam Chemicals and its U.S. affiliates had approximately 503 and 499 full-time employees, of which 450 and 448 are employees who operate the mine at our facility in the Green River Basin, respectively. None of these employees were covered by a collective bargaining agreement as of December 31, 2022. We consider our relations with our employees to be favorable.
In addition, under the Services Agreement, dated October 25, 2015, among the Partnership, our general partner and Sisecam Chemicals (the “Services Agreement”), Sisecam Chemicals has agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Sisecam Chemicals an annual management fee and reimburse Sisecam Chemicals for certain third-party costs incurred in connection with providing such services.
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
•Skills Development: Skills development has 3 subcategories:
• Career Progression
• Maintenance Apprenticeships
• Education Assistance
Safety
We pride ourselves on our safety record, and we are continually one of the leaders in the U.S. mining industry in relation to low incident rates and workplace injuries. We maintain a rigorous safety program, which includes training, site audits and hazard identification. Sisecam Chemicals and its affiliates, our employees and all contractors who operate our assets or work at our facility are involved in our safety programs. As a direct result of this commitment, we have achieved many recognitions such as the Sentinels of Safety by the National Mining Association, The Industrial Minerals Association-North America Safety Achievement Award (Large Category) six times, most recently in May 2022 at the Spring Industrial Minerals Association-North America Conference, Safe Sam Award by the Wyoming Mining Association two times, most recently June 2021, and the Wyoming State Mine Inspector’s Large Mine award multiple times, most recently at the summer 2022 annual conference. In 2022, our Mine Rescue team competed in the National Mine Rescue Contest in Lexington, Kentucky. With 25 teams in attendance, Sisecam’s two Mine Rescue teams represented well in placing first in team tech and first and third in bench. During the year ended December 31, 2022, our facility had four recordable injuries, of which two were lost workday injuries, as reported by MSHA.
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

Summary of Risk Factors Described Herein

Risks Inherent in our Business and Industry
•Soda ash prices have been, and in the future, may be volatile, which may negatively affect our financial position and operations. A significant portion of the demand for soda ash comes from glass manufacturers and other industrial end users whose businesses can be adversely affected by economic downturns.
•Increases in freight costs or natural gas prices or interruptions in our supply could increase our costs significantly and adversely affect our results of operations and negatively impact our competitive cost position.
•All of our operations are conducted at one facility and due to our lack of product diversification, adverse developments in the soda ash industry would adversely affect our business.
•For the year ended December 31, 2022, over 90% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2025.
•Our deca stockpiles will be substantially depleted by 2024 and our production rates will decline by approximately 200,000 short tons per year if we do not make further investments or otherwise execute on one or more initiatives to prevent such decline.
•Sisecam Chemicals, on our behalf, typically enters into contracts and arrangements with our customers that have terms of one to three years, and our customers are not obligated to purchase any specific amount of soda ash from us; we are also exposed to trade credit risk in the ordinary course of business activities.
•Increased use of glass substitutes and recycled glass may affect demand for soda ash, which could adversely affect our business. We face intense competition, including from companies that have greater capital resources and more diversified operations.
•Our reserve data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, and we may record impairment charges in the future, any of which could materially and adversely affect the quantities and value of our reserves.
•A cyber-attack on or other failure of our technology infrastructure could negatively affect our operations.
•The extent to which any pandemic, including the COVID-19 pandemic, may directly or indirectly impact us is uncertain and cannot be predicted with confidence but could have a material adverse effect on our business.
•Mining development, exploration, and processing operations pose numerous hazards and uncertainties and we may be unable to obtain, maintain, or renew permits necessary for our operations .
•A shortage of skilled workers could reduce our labor productivity and increase our costs.
•Our business is subject to inherent risk, including risk relating to natural disasters or other severe weather conditions, and our insurance coverage for such risks may not be adequate or available to us.
•We may be subject to litigation, which could have a material adverse effect on our results of operations.
•Expansion or improvement of our existing facilities may not result in revenue increases and will be subject to regulatory, environmental, political, legal, and economic risks.
•We conduct our operations through a joint venture, which subjects us to additional risks.
•We are subject to stringent environmental laws and regulations that may expose us to significant costs and liabilities, and the adoption of climate change legislation could result in increased operating costs and reduced demand for the soda ash we produce.
•We are subject to strict laws and regulations regarding employee and process safety, and failure to comply therewith or maintain effective quality control systems at our facilities could have a material adverse effect on our results of operations, financial condition and ability to distribute cash to unitholders.
•Our inability to acquire, maintain, or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business.
•Federal and state regulatory agencies have the authority to order our mine to be temporarily or permanently closed under certain circumstances, and defects in title or loss of leasehold interests in our property could limit our operations, each of which could materially and adversely affect our ability to meet our customers’ demands.
•The impact of any current or future war on the global economy, energy supplies and raw materials is uncertain, but may negatively impact our business and operations. Inflation could result in higher costs and current inflation and the U.S. Federal Reserve’s interest rate increases in response, may decrease profitability.

Risks Related to Our Indebtedness and Liquidity

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
•Restrictions in the agreements governing Sisecam Wyoming’s indebtedness could limit our operations and adversely affect our business. Our level of indebtedness may increase, reducing our financial flexibility.

Risks Inherent in an Investment in Us

•The Merger Agreement is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our business and financial results and the trading prices of our common units.
•CoC Transaction could significantly and adversely affect our results of operations because of difficulties related to integration, the achievement of synergies and other challenges.
•Sisecam Chemicals, which is owned by Sisecam USA and Ciner Enterprises, indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates have conflicts of interest with us and our unitholders, and our general partner and its indirect equity holders are not restricted in their ability to compete with us.
•We currently do not have a majority of independent directors on the board of directors of our general partner. Holders of our common units have limited voting rights and are not entitled to appoint our general partner or its directors. The NYSE does not require a partnership like us to comply with certain governance requirements.
•Operating performance and current and anticipated capital needs may affect the amount distributed to unitholders and our partnership agreement does not contain a requirement for us to pay distributions to our unitholders.
•Our partnership agreement restricts the remedies available to unitholders for certain actions taken by our general partner and our general partner intends to limit its liability regarding our obligations.
•Cost reimbursements due to our general partner and its affiliates for services provided to us or on our behalf will reduce our earnings and therefore our ability to distribute cash to our unitholders.
•Unitholders may have liability to repay distributions and may be liable for the obligations of the partnership. Your liability may not be limited if a court finds that unitholder action constitutes control of our business.
•Our unitholders who fail to furnish certain information requested by our general partner or are not eligible citizens are not entitled to receive distributions or allocations of income or loss on their common units, which will be subject to redemption.
•We have identified a material weakness in our internal controls over financial reporting. Our failure to maintain effective internal controls over financial reporting could harm us.

Tax Risks to Common Unitholders

•Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states; the tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
•Unitholders are required to pay taxes on their respective shares of our income even if they do not receive any cash distributions. Tax gain or loss on the disposition of our common units could be more or less than expected.
Risks Inherent in our Business and Industry
Soda ash prices have been and in the future may be volatile, and lower soda ash prices will negatively affect our financial position and results of operations.
Our only product is soda ash, and the market price of soda ash directly affects the profitability of our operations. If the market price for soda ash declines, our revenue may decrease. Historically, the global market and, to a lesser extent, the domestic market for soda ash have been volatile, and those markets are likely to remain volatile in the future. In the past, we have reduced production to mitigate the impact of low soda ash prices. Volatility in soda ash prices can make it difficult to predict the cash we may have on hand at any given time, and a prolonged period of low soda ash prices may materially and adversely affect our financial position, liquidity (including our borrowing capacity under the $225.0 million senior secured revolving credit facility to which Sisecam Wyoming is a party (as amended, the “Sisecam Wyoming Credit Facility”)), ability to finance planned capital expenditures and results of operations.

Prices for soda ash may fluctuate in response to relatively minor changes in the supply of and demand for soda ash, market uncertainty and other factors beyond our control. These factors include, among other things:
•overall economic conditions;
•additional supply from suppliers selling into markets that we serve, including potential additional soda ash from affiliates of the Partnership;
•the level of customer demand, including in the glassmaking industry;
•changes to our customer relationships and customer sales as a result of the CoC Transaction (as defined above);
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
A significant amount of soda ash is sold inclusive of transportation costs, which make up a substantial portion of the total delivered cost to the customer. We transport our soda ash by rail and/or truck and, for exports, ocean vessel. As a result, our business and financial results are sensitive to increases in rail freight, trucking and ocean vessel rates. Increases in transportation costs, including increases resulting from emission control requirements, port taxes and fluctuations in the price of fuel, could make soda ash a less competitive product for glass manufacturers when compared to glass substitutes or recycled glass, or could make our soda ash less competitive than soda ash produced by competitors that have other means of transportation or are located closer to their customers. Our rail freight rates may increase year-over-year. Also, we may be unable to pass on our freight and other transportation costs in full because market prices for soda ash are generally determined by supply and demand forces.
An increase in natural gas prices, or an interruption in our natural gas supply, would negatively impact our competitive cost position when compared to other foreign and domestic soda ash producers.
We rely on natural gas as the main energy source in our soda ash production process, and therefore the cost of natural gas is a significant component of the total production cost for our soda ash. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $11.39 per MMBtu. For the years ended December 31, 2022, 2021, and 2020, the average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices were $6.95, $3.90, and $2.07 per MMBtu, respectively. Furthermore, the price of natural gas could increase as a result of reduced domestic drilling and production activity. Drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning, among other things, emissions of pollutants and greenhouse gases, hydraulic fracturing, and the handling of natural gas and other substances used in connection with natural gas operations, such as drilling fluids and wastewater. In addition, natural gas operations are subject to extensive federal, state and local taxation. More stringent legislation, regulation or taxation of natural gas drilling activity in the United States could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore increased natural gas prices.
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
Because all of our operations are conducted at a single facility, an event such as an explosion, substantial gas leak such as methane, fire, equipment malfunction or severe weather conditions that adversely affect our facility could significantly disrupt our trona mining or soda ash production operations and our ability to supply soda ash to our customers. While our affiliates maintain business interruption insurance on our behalf, our policy includes a time element deductible, per occurrence, and is subject to customary limitations and exclusions. Any sustained disruption in our ability to meet our obligations under our sales agreements could have a material adverse effect on our results of operations and therefore our ability to distribute cash to unitholders.

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
For the year ended December 31, 2022, over 90% of our soda ash was shipped via rail, and we rely on one rail line to service our facility under a contract that expires in 2025. Interruptions of service on this rail line, including due to worker strikes or work stoppages, could adversely affect our results of operations and our ability to make cash distributions to our unitholders.
For the year ended December 31, 2022, we shipped over 90% of our soda ash from our facility on a single rail line owned and controlled by Union Pacific. Our current transportation contract with Union Pacific expires on December 31, 2025. For the years ended December 31, 2022 and 2021, we assisted the majority of our domestic customers in arranging their freight services. Rail operations are subject to various risks that may result in a delay or lack of service at our facility, including mechanical problems, extreme weather conditions, work stoppages, labor strikes, terrorist attacks and operating hazards. For example, disputes by railroad workers regarding the terms of labor agreements increased the likelihood of a potential strike or work stoppage by certain railroad workers in 2022. In response to these increased tensions, President Biden took an executive action in 2022 to temporarily prevent approximately 115,000 U.S. railroad workers from going on strike for sixty days. While those negotiations ended successfully it is uncertain at this time whether future strikes or work stoppages by railroad workers will occur. Moreover, if Union Pacific’s financial condition were adversely affected, it could decide to cease or suspend service to our facility. If we are unable to ship soda ash by rail, it would be impracticable to ship all of our soda ash by truck and it would be cost-prohibitive to construct a rail connection to the closest alternative rail line that is approximately 135 miles from our facility. Any delay or failure in the rail services on which we rely could have a material adverse effect on our financial condition and results of operations and our ability to make distributions to our unitholders. Moreover, if we do not ship at least a significant portion of our soda ash production on the Union Pacific rail line during a twelve-month period, we must pay Union Pacific a shortfall payment under the terms of our transportation agreement. During the years ended December 31, 2022 and 2021, we had no shortfall payments under the transportation agreement.
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
For the year ended December 31, 2022, our international sales of soda ash as a percentage of total sales was 57.6%. Our gross margin for international sales has historically been lower and more volatile than our gross margin for domestic sales most of the time because our average price of soda ash sold internationally has historically been more volatile and lower than our average price of soda ash sold domestically. Lower margins could adversely affect our financial position and our ability to distribute cash to our unitholders.
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
Our deca stockpiles will be substantially depleted by 2024 and our production rates will decline by approximately 200,000 short tons per year if we do not make further investments or otherwise execute on one or more initiatives to prevent such decline.

In 2024, our deca stockpiles will be substantially depleted.  In connection with the CoC Transaction, we are evaluating whether and when to pursue one or more initiatives at the site that could offset this decline as well as provide additional soda ash production above our current rates.  We cannot guarantee that any such initiatives or investments will be executed successfully, in a timely manner or if at all to enable us to maintain our current rates of production.
Sisecam Chemicals, on our behalf, typically enters into contracts and arrangements with our customers that have terms of one to three years, and our customers are not obligated to purchase any specific amount of soda ash from us.
The terms of our customer contracts vary, including by geography. Most of our domestic contracts have terms of one to three years. Our international contracts are typically for one year or less. Moreover, some of our customer contracts are not exclusive dealing and almost none are take-or-pay arrangements. Additionally, we may lose a customer for any number of reasons, including as a result of a merger or acquisition, the selection of another provider of soda ash, business failure or bankruptcy of the customer or dissatisfaction with our performance or pricing. Loss of any of our major customers could adversely affect our business, results of operations and cash flow.
Increased use of glass substitutes and recycled glass may affect demand for soda ash, which could adversely affect our results of operations.
Increased use of glass substitutes or recycled glass in the container industry could have a material adverse effect on our results of operations and financial condition. Container glass production is one of the principal end markets for soda ash. Competition from increased use of glass substitutes, such as plastic and recycled glass, has had a negative effect on demand for soda ash. Demand for soda ash by the U.S. glass container industry has generally declined over the last ten years. However, international demand for glass containers is growing at close to World Gross Domestic Product rate. We believe that the use of containers made with alternative materials such as plastic and aluminum will continue to negatively affect the growth in domestic demand for soda ash in the U.S.
We are exposed to trade credit risk in the ordinary course of our business activities.
We extend credit to our customers as a normal part of our business and as such are subject to the credit risk of our customers, including the risk of loss resulting from nonpayment or nonperformance. Standard industry contract terms are net 30 days from the date of shipment for domestic U.S. customers and 120-150 days from the date of shipment for international customers. We have experienced nonperformance by our customers and counterparties in the past, and we may take reserves for accounts more than 90 days past due. Some of our customers and counterparties may be highly leveraged and subject to their own operating and regulatory risks. Our credit procedures and policies do not eliminate customer credit risk of existing or future customers. In addition, even if our procedures work as designed, our customers may experience unanticipated deterioration of their creditworthiness. Material nonpayment or nonperformance by our customers could have a material adverse effect on our financial condition and results of operations and on our ability to distribute cash to our unitholders.
We face intense competition, including from companies that have capital resources greater than ours and that have more diversified operations.
We face competition from a number of soda ash producers in the United States, Europe and Asia, some of which have greater market share and greater financial, production and other resources than we do. Some of our competitors are diversified global corporations that have many lines of business. For example, our affiliates are in the early stages of entering into agreements and evaluating opportunities that may result in producing new soda ash from one or more separate facilities in the U.S. in the future which may increase competition if developed. Some of our competitors have greater capital resources and may be in a better position to withstand a long-term deterioration in the soda ash market. Other competitors, even if smaller in size, may have greater experience and stronger relationships in their local markets. Competitive pressures could make it more difficult for us to retain our existing customers and attract new customers, which could have a material adverse effect on our business, financial condition, results of operations and ability to distribute cash to our unitholders. Competition could also intensify the negative impact of factors that decrease demand for soda ash in the markets we serve, such as adverse economic conditions, weather, higher fuel costs and taxes or other governmental or regulatory actions that directly or indirectly increase the cost or limit the use of soda ash. In addition, China is the largest producer of synthetic soda ash in the world and historically has exported only a small percentage of its production. If Chinese producers, which we believe are supported by government subsidies, and other producers were to begin producing significantly more quantities of soda ash than are produced today then the supply of soda ash in the global market could materially increase and put downward pressure on pricing.
Unfavorable economic conditions may reduce demand for our products, which could adversely affect our results of operations.
Worldwide soda ash demand correlates to global economic growth. Worsening economic conditions or factors that negatively affect the economic health of the United States and other parts of the world into which we sell soda ash could reduce our revenues and adversely affect our results of operations. For example, during the COVID-19 pandemic in 2020, global economic growth and soda ash demand slowed and we experienced adverse results that resulted in our board of directors approving a suspension of our quarterly distribution for each of the quarters ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021. We believe that deterioration of economic conditions or a prolonged period of economic weakness would have an adverse impact on our results of operations, business and financial condition, as well as our ability to distribute cash to our unitholders.
Our reserve and resource data are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future, which could materially and adversely affect the quantities and value of our reserves and resources.
Our reserve and resource estimates may vary substantially from the actual amounts of minerals we are able to recover economically from our reserves. There are numerous uncertainties inherent in estimating quantities of reserves and resources, including many factors beyond our control. Estimates of reserves and resources necessarily depend upon a number of variables and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions relate to, among other aspects:
•future prices of soda ash, mining and production costs, capital expenditures and transportation costs;
•future mining technology and processes;
•the effects of regulation by governmental agencies; and
•geologic and mining conditions, which may not be identified by available exploration data and may differ from our experiences in areas where we currently mine.
Please read Item 1, “Business-Summary of Trona Resources and Trona Reserves” for more information including pertinent additional assumptions regarding our reserve estimates in this Report. Actual production, revenue and expenditures with respect to our reserves will likely vary from our estimates, and these variations may be material.
A cyber-attack on or other failure of our technology infrastructure could affect our business and assets, and have a material adverse effect on our financial condition, results of operations and cash flows.
We are becoming increasingly dependent on our technology infrastructure and certain critical information systems which process, transmit and store electronic information, including information we use to safely and effectively operate our respective assets and business. These information systems include data network and telecommunications, internet access, our websites, and various computer hardware equipment and software applications, including those that are critical to the safe operation of our soda ash production facility and other facilities and assets that we utilize. We have invested, and expect to continue to invest, significant time, manpower and capital in our technology infrastructure and information systems. These information systems are subject to damage or interruption from a number of potential sources including natural disasters, software viruses or other malware, power failures, cybersecurity threats to gain unauthorized access to sensitive information, cyber-attacks, which may render data systems unusable, and physical threats to the security of our assets and infrastructure or third-party facilities and infrastructure.
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
The potential for such security threats or system failures has subjected our operations to increased risks that could have a material adverse effect on our business. To the extent that these information systems are under our control, we have implemented measures such as virus protection software, vulnerability scans, 24/7 monitoring of network services and operating enterprise resource planning, payroll, and logistics systems in the cloud. However, security measures for information systems cannot be guaranteed to be failsafe and implemented measures may not prevent delays or other complications that could arise from an information systems failure. If a key system was hacked or otherwise interfered with by an unauthorized user, or was to fail or experience unscheduled downtime for any reason, even if only for a short period, or any compromise of our data security or our inability to use or access these information systems at critical points in time could unfavorably impact the timely and efficient operation of our business, damage our reputation and subject us to additional costs and liabilities.
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
Our business may continue to be adversely affected by the COVID-19 outbreak or the outbreak of other contagious diseases.
Public health epidemics, pandemics or outbreaks of contagious diseases could adversely impact our business. For example, the impact of the ongoing COVID-19 pandemic (including the Delta and Omicron variants), continue to cause certain disruptions and volatility to the economy throughout the world, including markets to which our products have historically been exported, affecting changes in consumer behavior, pandemic fears and market downturns, and restrictions on business and individual activities. There have been extraordinary actions taken by international authorities to contain and combat the outbreak and spread of COVID-19, including travel bans, quarantines, “stay-at-home” orders, and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations.
The extent to which COVID-19 will continue to impact our future financial condition, results of operations, liquidity and ability to make distributions to unitholders will depend on future developments, which are uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the COVID-19 outbreak and government mandated actions, requests or orders taken to contain the spread of COVID-19 or treat its impact, among others.
In addition, the COVID-19 outbreak may continue to impact our ability to timely develop and execute, or to ultimately realize the expected benefits from, potential expansion efforts (if undertaken), due to, among other things, a decline in the worldwide demand for soda ash, the cost or availability of debt financing or reduced cash flows from our operations to fund the project or any inability to procure the services, materials and equipment necessary to complete the project. Further, a prolonged period of disruption in worldwide economic and financial markets could constrain our available sources of liquidity to fund our operations, negatively impact our ability to service our financial obligations to lenders under our credit facilities and financing arrangements and pay distributions to our unitholders.
Any resulting financial impacts to the Partnership as a result of COVID-19, or other similar outbreaks of contagious diseases, including impacts to our results of operations, liquidity and ability to make distributions to our unitholders, are not reasonably estimable and cannot be predicted with confidence, but could be material.
If we are not able to renew our leases and licenses, it will have a material adverse effect on us. Under the terms of our subsurface mining leases, we are required to make minimum royalty payments or annual rentals, and the royalty rates we are required to pay may change with little or no notice to us.
All of our reserves are held under leases with the State of Wyoming and the U.S. Bureau of Land Management and a license with Sweetwater Royalties LLC. As of December 31, 2022, none of our leases covering our acreage expire prior to 2027. If we are not able to renew our leases, it will have a material adverse effect on our results of operations and cash available for distribution to unitholders. Each of those leases and the license requires that minimum royalties or annual rentals be paid regardless of production levels. If our operations do not meet production goals, then it could have an adverse effect on our ability to pay cash distributions due to the ongoing requirement to pay minimum royalty payments despite a lack of production and the corresponding net sales.
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

All of our trona reserves are leased or licensed. A title defect in our leased, licensed or owned property or the loss of any lease or license upon expiration of its term, upon a default or otherwise could adversely affect our ability to mine the associated reserves and/or process the trona that we mine. In some cases, we rely on title information or representations and warranties provided by our lessors, licensor or grantor. We cannot rely on any such representations or warranties with respect to the surface land on which our facility is located because we acquired the surface land in 1991 by quitclaim deed. We have no title insurance for our interests in this property. Any challenge to our title or leasehold interests could delay our operations and could ultimately result in the loss of some or all of our interest in the property. From time to time, we also may be in default with respect to leases or the license for properties on which we have mining operations. In such events, we may have to close down or alter significantly the sequence of such mining operations, which may adversely affect our future soda ash production and future revenues. If we mine on property that we do not own, lease or license, we could incur liability for such mining and be subject to regulatory sanction and penalties. Also, in any such case, the investigation and resolution of title issues would divert management’s time from our business, and our results of operations could be adversely affected. As a result, our results of operations, business and financial condition, as well as our ability to pay distributions to our unitholders may be materially adversely affected.
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
As our mine ages and we deplete our trona reserves, in order to maintain current production rates in the near term, we expect to need to utilize a two seam mining technique, which could increase our mining cost slightly for the relevant portion of the production. In addition, our maintenance capital expenditures do not include actual or estimated capital expenditures for replacement of our trona reserves.
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
We are covered by insurance policies maintained by our affiliates on our behalf. These insurance policies provide limited coverage for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we do not maintain insurance policies if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and certain types of insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew applicable existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, we cannot insure against certain environmental, safety and pollution risks. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our insurance coverage may not be adequate to cover us against losses we incur, and coverage under these policies may be depleted or may not be available to us to the extent that we otherwise exhaust its coverage limits. Our results of operations, and therefore our ability to distribute cash to unitholders, could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds or the failure by insurers to make payments.
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
One of the ways we may grow our business is through the expansion or improvement of our existing facility. The construction of additions or modifications to our existing facility involve numerous regulatory, environmental, political, legal and economic uncertainties that are beyond our control. Such expansion or improvement projects may also require the expenditure of significant amounts of capital, and financing may not be available on economically acceptable terms or at all. If we undertake expansion or improvement projects, any such projects may not be completed on schedule, at the budgeted cost, or at all. Moreover, our revenue may not increase immediately upon the expenditure of funds on a particular project. As a result, we may not be able to realize our expected investment return, which could adversely affect our results of operations and financial condition.
We conduct our operations through a joint venture, which subjects us to additional risks that could have a material adverse effect on our financial condition and results of operations.
The Partnership is a holding company that conducts its primary operations through Sisecam Wyoming, a joint venture with an affiliate of NRP. The amount of cash Sisecam Wyoming can distribute to the Partnership depends primarily on cash flows generated from Sisecam Wyoming’s operations, which may fluctuate depending on, among other things, revenues it receives and costs it incurs, including for capital expenditure projects undertaken by Sisecam Wyoming.

We may also enter into other joint venture arrangements with third parties in the future. NRP has, and these third parties may have, obligations that are important to the success of the joint venture, such as the obligation to pay their share of capital and other costs of the joint venture. The performance of these third-party obligations, including the ability of our joint venture partner in Sisecam Wyoming, to satisfy their respective obligations, is outside our control. If these parties do not satisfy their obligations under the arrangement, our business may be adversely affected.
Our joint venture arrangement may involve risks not otherwise present without such partner, including, for example:
•our joint venture partner shares certain blocking rights over transactions between Sisecam Wyoming and its affiliates, including us and potential arrangements between us and Sisecam Chemicals, Ciner Enterprises and/or Sisecam USA and their respective affiliates, including Sisecam Chemicals’ ability to market our soda ash directly into international markets;
•our joint venture partner may propose changes to our capital expenditure programs;
•our joint venture partner may take actions contrary to our instructions or requests or contrary to our policies or objectives;
•although we control Sisecam Wyoming, we owe contractual duties to Sisecam Wyoming and its other owners, which may conflict with our interests and the interests of our unitholders; and
•disputes between us and our joint venture partner may result in delays, litigation or operational impasses.
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
The adoption of climate change legislation or enhanced scrutiny on environmental matters at the global, federal, state or local level could result in increased operating costs and reduced demand for the soda ash we produce.
Many nations have agreed to limit emissions of “greenhouse gases,” or GHGs, pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a by-product of the burning of coal, oil, natural gas and refined petroleum products, are GHGs regulated by the Kyoto Protocol. The United States signed, but did not ratify, the Kyoto Protocol. In August 2015, the Obama administration announced the Clean Power Plan (the “CPP”), which sets limits on GHG emissions from power plants. Further, in December 2015, the United States was one of 195 countries to sign the so-called Paris Agreement, committing to work towards addressing climate change and agreeing to a monitoring and review process for greenhouse gas emissions. The Paris Agreement came into effect in November 2016. Although the United States withdrew from the Paris Agreement in November 2020, the United States officially rejoined the Paris Agreement in February 2021 following the change in Presidential administrations and may in the future choose to join other international agreements targeting greenhouse gas emissions. In addition, in January 2021, President Biden issued an executive order directing all federal agencies to review and take action to address any federal regulations, orders, guidance documents, policies, and any similar agency actions promulgated during the prior administration that may be inconsistent with the current administration’s policies and to confront the climate crisis. President Biden also issued an executive order solely targeting climate change.
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
Enhanced scrutiny on environmental matters and increasing public expectations on companies to address climate change may result in increased costs, changed demand for our soda ash, increased regulations and litigation and adverse impacts on our unit price and access to capital.
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
We provided such alternate assurances by timely securing a third-party surety bond effective October 15, 2020 (the “Surety Bond”) for the then-applicable full self-bond amount. After we secured the Surety Bond, the self-bond agreement was terminated. As of December 31, 2020, the amount of our Surety Bond was $36.2 million (for the 2018 operating year), which increased to $41.8 million (for the 2019 operating year) effective March 1, 2021 and the required Surety Bond amount was $41.8 million (for the 2020 operating year) effective January 7, 2022. As of the date of this Report, the impact on our net income and liquidity due to securing the Surety Bond is immaterial and we anticipate that to continue to be the case. The amount of such assurances that we are required to provide is subject to change upon periodic re-evaluation by the WDEQ’s Land Quality Division.
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
The impact of any current or future war on the global economy, energy supplies and raw materials is uncertain, but may negatively impact our business and operations.

The short and long-term implications of any existing or future war are difficult to predict. We continue to monitor any adverse impact that any outbreak of war and any repercussions therefrom may have on the global economy in general, on our business and operations specifically and on the businesses and operations of our suppliers, customers and supply chains. For example, a prolonged conflict could result in increased inflation, escalating energy prices and constrained availability, and increasing costs of raw materials. To the extent any war may adversely affect our business, it may also have the effect of heightening many of the other risks described in our risk factors, such as those relating to data security, supply chain, volatility in prices of inputs, and market conditions, any of which could negatively affect our business and financial condition.
Inflation could result in higher costs and current inflation and the U.S. Federal Reserve’s interest rate increases in response, may decrease profitability.
Recent inflation, including increases in freight rates, prices for energy and other costs, has adversely impacted us. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers and to mitigate inflation-based cost increases from our vendors and suppliers of goods and services may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. In addition, the U.S. Federal Reserve has already increased interest rates multiple times in 2022 and has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb the upward inflationary pressure on the cost of goods and services across the U.S. As the U.S. Federal Reserve continues to increase interest rates, the result could be a recession which would slow demand for our soda ash and hinder our sales growth, or cause sales to decline in future periods. Accordingly, substantial inflation and the U.S. Federal Reserve’s interest rate increases in response may have a material adverse impact on our costs, profitability and financial results.
Risks Related to Our Indebtedness and Liquidity
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay any quarterly distribution on our units.
We may not have sufficient available cash each quarter to pay the quarterly distribution at the current distribution level of $0.50 per unit, or $2.00 per unit on an annualized basis or at all. For example, in an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, our board of directors approved a suspension of quarterly distributions to our unitholders for each of the quarters ended June 30, 2020, September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021. In order to pay the quarterly distribution at the current distribution level, we will require available cash of approximately $10.1 million per quarter, or $40.4 million per year, based on the number of common and general partner units currently outstanding.
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
•the creditworthiness of our customers;
•a cybersecurity event;
•the short and long-term impact of the COVID-19 pandemic (including existing or future variants), including the impact of government orders on our employees, suppliers, customers and operations;

•the impact of the CoC Transaction and our transition to the utilization of our own global distribution network;
•regulatory action affecting the supply of, or demand for, soda ash, our ability to mine trona ore, our transportation logistics, our operating costs and our operating flexibility;
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
Restrictions in the agreements governing Sisecam Wyoming’s indebtedness, including the Sisecam Wyoming Credit Facility and the Sisecam Wyoming Equipment Financing Arrangement, could limit its operations, and therefore ours, and adversely affect our business, financial condition, results of operations and ability to make quarterly cash distributions to our unitholders.
Sisecam Wyoming is party to a $225.0 million senior secured revolving credit facility (as amended, the “Sisecam Wyoming Credit Facility”), with each of the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and an equipment financing arrangement (the “Ciner Wyoming Equipment Financing Arrangement”) with Banc of America Leasing & Capital, LLC, as lender (the “Equipment Financing Lender”) including a Master Loan and Security Agreement, dated as of March 25, 2020 (as amended to date, the “Master Agreement”) and an Equipment Security Note Number 001, dated as of March 25, 2020 (the “Initial Secured Note”), and an Equipment Security Note Number 002, dated as of December 17, 2021 (the “Second Secured Note”), which provides the terms and conditions for the debt financing of certain equipment related to Sisecam Wyoming’s new natural gas-fired turbine co-generation facility that became operational in March 2020 and certain other equipment related to Ciner Wyoming’s operations.
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
•in addition to the aforementioned revolving borrowings, an ability to incur up to $225 million of additional term loan facility indebtedness to finance Sisecam Wyoming’s capacity expansion capital expenditures; (subject to certain conditions);
•a pledge by Sisecam Wyoming of substantially all of Sisecam Wyoming’s assets (subject to certain exceptions), including: (i) all present and future shares of any subsidiaries of Sisecam Wyoming (whether now existing or hereafter created) and (ii) all personal property of Sisecam Wyoming (subject to certain conditions);
•contains various covenants and restrictive provisions that limit (subject to certain exceptions) Sisecam Wyoming’s ability to: (i) incur certain liens or permit them to exist; (ii) incur or guarantee additional indebtedness; (iii) make certain investments and acquisitions related to Sisecam Wyoming’s operations in Wyoming; (iv) merge or consolidate with another company; (v) transfer, sell or otherwise dispose of assets, (vi) make distributions; (vii) change the nature of Sisecam Wyoming’s business; and (viii) enter into certain transactions with affiliates;
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
For more information please read Part II, Item 8, “Financial Statements and Supplementary Data—Note 9—Debt—Sisecam Wyoming Credit Facility.”
With respect to the Sisecam Wyoming Equipment Financing Arrangement, in order to secure the payment and performance of Sisecam Wyoming’s obligations thereunder and other debt obligations owed by Sisecam Wyoming to the Equipment Financing Lender, Sisecam Wyoming granted to the Equipment Financing Lender a continuing security interest in all of Sisecam Wyoming’s right, title and interest in and to the Equipment (as defined in the Master Agreement) and certain related collateral. The Sisecam Wyoming Equipment Financing Arrangement (1) incorporates all covenants in the Sisecam Wyoming Credit Facility, now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii) certain mergers or changes in control of Sisecam Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Equipment Financing Lender is a party or (b) to third parties in excess of $10 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Equipment Financing Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any equipment note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any equipment note, and to charge Sisecam Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Sisecam Wyoming Equipment Financing Arrangement.
The provisions of the Sisecam Wyoming Credit Facility and the Sisecam Wyoming Equipment Financing Arrangement may affect Sisecam Wyoming’s ability to obtain future financing and pursue attractive business opportunities and flexibility in planning for, and reacting to, changes in business conditions. In addition, Sisecam Wyoming’s failure to comply with the provisions of the Sisecam Wyoming Credit Facility could result in an event of default, which could enable its lenders, subject to the terms and conditions thereof, to terminate all outstanding commitments and declare any outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If the payment of the Sisecam Wyoming Credit Facility’s debt is accelerated, the assets of Sisecam Wyoming may be insufficient to repay such debt in full. As a result, our results of operations and, therefore, our ability to distribute cash to unitholders, could be materially and adversely affected, and our unitholders could experience a partial or total loss of their investment. Please read Part II, Item 8, “Financial Statements and Supplementary Data—Note 9—Debt—Sisecam Wyoming Credit Facility” for more information.
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
Risks Inherent in an Investment in Us
The Merger Agreement is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect our business and financial results and the trading prices of our common units.

The completion of the Merger is not assured and is subject to certain risks, including the risk that certain conditions of the Merger Agreement, some of which are beyond our control, are not satisfied or waived, which may prevent, delay or otherwise result in the Merger not occurring. If the Merger is not completed, or if there are significant delays in the Merger, our future business and financial results and the trading price of our common units could be negatively affected.

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger on employees of our general partner and those that do business with us may have an adverse effect on the Partnership. These uncertainties may impair our general partner’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause those that transact with us to seek to change their existing business relationships with us.

We may incur substantial transaction-related costs in connection with the Merger Transaction.

We expect to incur substantial nonrecurring expenses in connection with completing the Merger Transaction, including fees paid to legal, financial and accounting advisors, filing fees and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

We may in the future be a target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the closing of the Merger Transaction.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements in an effort to enjoin the relevant merger or seek monetary relief. We may in the future be a defendant in one or more lawsuits relating to the Merger Agreement and the Merger Transaction. We cannot predict the outcome of these lawsuits, or others, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the Merger Transaction could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our favor, could be substantial, and such litigation could divert management time and resources from pursuing the consummation of the Merger Transaction and other potentially beneficial business opportunities.

The Merger Transaction should be a taxable transaction and the precise U.S. federal income tax consequences of the Merger Transaction will depend on the common unitholders’ particular tax situations. Common unitholders should consult their tax advisors regarding the U.S. tax consequences of the Merger Transaction in light of their particular circumstances.

The receipt of cash in exchange for our publicly traded common units in the Merger Transaction will be a taxable transaction to such common unitholders for U.S. federal income tax purposes. In general, gain or loss recognized on the receipt of cash in exchange for common units will be taxable as capital gain or loss. However, a portion of this gain or loss, which portion could be substantial, will be separately computed and taxed as ordinary income or loss to the extent attributable to assets giving rise to depreciation recapture or other “unrealized receivables” or to “inventory items” owned by the Partnership and its subsidiaries. Suspended passive losses that were not deductible by a holder of common units in prior taxable periods may become available to offset all or a portion of the gain recognized by such holder. However, the precise U.S. federal income tax consequences of the Merger Transaction will depend on the holder’s particular tax situation. Accordingly, each holder of common units should consult its tax advisor regarding the tax consequences of the exchange of common units for cash in the Merger Transaction in light of its particular circumstances (including the application and effect of any state, local or foreign income and other tax laws). Additional disclosure relating to the tax risks associated with the transaction will be included in an information statement to be filed with the SEC and mailed to all holders of common units. Refer to the section titled “Tax Risks to Common Unitholders” in Item 1A, herein, for a general discussion of the tax risks associated with an investment in the Partnership.
The CoC Transaction could significantly and adversely affect our results of operations because of difficulties related to integration, the achievement of synergies and other challenges.
•Prior to the completion of the CoC Transaction, Sisecam Chemicals was solely controlled and operated by Ciner Group, and there can be no assurances that Sisecam Chemicals, and its owners Sisecam USA and Ciner Enterprises (or their respective successors), will operate in a manner that allows for the achievement of substantial benefits to us. Further, it is possible that there could be a loss of our key customers, disruption of our ongoing businesses or unexpected issues, higher than expected costs and an integration process that takes longer than originally anticipated. Potential difficulties that may be encountered in the integration process include, among others:
•not retaining existing customer or logistics relationships or commercial arrangements, including in the Ciner Group’s global logistics network;
•difficulty obtaining new customer or logistics relationships and the terms of new commercial arrangements related thereto;
•not realizing anticipated operating synergies;
•integrating personnel from the two companies and the loss of key employees;
•potential unknown liabilities and unforeseen expenses or delays associated with and following the completion of the CoC Transaction;
•integrating relationships with customers, vendors and business partners; and
•the disruption of, or the loss of momentum in our ongoing business or inconsistencies in standards, controls, procedures and policies.
•In addition, at times the attention of certain members of our management and resources may be focused on integration of Sisecam Chemicals and diverted from our day-to-day business operations, which may disrupt our ongoing business.
Sisecam Chemicals, which is owned by Sisecam USA and Ciner Enterprises, indirectly owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates and related parties, including Sisecam Chemicals, Sisecam USA and Ciner Enterprises, have conflicts of interest with us and our unitholders and limited duties to us and our unitholders, and they may favor their own interests to the detriment of us and our unitholders.
Sisecam Chemicals, which is owned 60% by Sisecam USA and 40% by Ciner Enterprises, indirectly owns and controls our general partner and the owners of Sisecam Chemicals have agreed that (i) Sisecam USA and Ciner Enterprises have a right to designate six directors and four directors, respectively, to the board of directors of Sisecam Chemicals, (ii) the board of directors of our general partner shall consist of six designees from Sisecam USA, two designees from Ciner Enterprises and three independent directors for as long as our general partner is legally required to appoint such independent directors and (iii) our right to appoint four managers to the board of managers of Ciner Wyoming shall be comprised of four designees from Sisecam USA. In turn, the directors of our general partner appoint all of our general partner’s officers. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors of our general partner who are appointed to represent Sisecam USA or Ciner Enterprises have a fiduciary duty to perform their duties in a manner beneficial to Sisecam USA or Ciner Enterprises, respectively. Therefore, conflicts of interest could arise between Sisecam Chemicals, Sisecam USA, Ciner Enterprises or any of their respective affiliates, including our general partner, on the one hand, and us or any of our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of Sisecam Chemicals, Sisecam USA and Ciner Enterprises over the interests of our common unitholders. These conflicts include, among others, the following situations:
•neither our partnership agreement nor any other agreement requires Sisecam Chemicals, Sisecam USA or Ciner Enterprises to pursue a business strategy that favors us, and the directors and officers of Sisecam USA and Ciner Enterprises have a fiduciary duty to make these decisions in the best interests of the stockholders of their respective companies, which may be contrary to our interests. Sisecam USA or Ciner Enterprises may choose to shift the focus of their respective investment and growth to areas not served by our assets;
•our general partner is allowed to take into account the interests of parties other than us, such as Sisecam Chemicals, Sisecam USA and Ciner Enterprises, in exercising certain rights under our partnership agreement, which may effectively limit its duty to our unitholders;
•all of the officers and eight of the directors of our general partner are also officers and/or directors of either Sisecam Chemicals, Sisecam USA and/or Ciner Enterprises or their respective affiliates and will owe fiduciary duties to their respective companies. These individuals may also devote some or a significant amount of their time to the businesses of Sisecam USA, Ciner Enterprises or their affiliates and will be compensated by such other parties accordingly;
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
•dispute may arise under any commercial agreements between us and Şişecam LLC, Sisecam USA and/or Ciner Enterprises and their respective affiliates;
•Sisecam Chemicals, Sisecam USA and Ciner Enterprises and their respective other affiliates are not limited in their ability to compete with us and may directly or indirectly compete with us for acquisition opportunities and customers. For example, we face competition from Sisecam USA and its affiliates and Ciner Group’s trona-based soda ash production in Turkey and prospective soda ash production in the U.S. through a joint venture among affiliates of both Sisecam USA and Ciner Enterprises;
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
•our general partner controls the enforcement of obligations that it and its affiliates owe to us, including Sisecam Chemicals’ obligations under the Services Agreement and its commercial agreement with us;
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
Pursuant to the Sisecam Chemicals Operating Agreement, the board of directors of our general partner shall consist of six designees from Sisecam USA, two designees from Ciner Enterprises and three independent directors for as long as our general partner is legally required to appoint such independent directors. As a publicly traded limited partnership, the NYSE rules do not require, and the board of directors of our general partner does not currently have, a majority of independent directors or a compensation committee or a nominating and corporate governance committee comprised of independent directors. In addition, while our partnership agreement permits our general partner to seek review by the conflicts committee comprised of independent directors of matters involving conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, our general partner is not required or obligated to seek conflicts committee approval for any such matter. As a result, the lack of control of the independent directors on the board of directors of our general partner may create the potential for conflicts of interest and deprive us of the benefits of having entirely independent director approval of various decisions. Accordingly, unitholders do not have the same protections afforded to equity holders of entities that have a board of directors comprised of a majority of independent directors or are otherwise subject to all of the NYSE corporate governance requirements.
Operating performance and current and anticipated capital needs, including investments in expansion capital expenditures and acquisitions, may affect the amount distributed to unitholders.
We intend to pay a quarterly distribution to our unitholders to the extent we have sufficient cash from our operations after establishment of cash reserves, which may include current and anticipated expansion capital expenditures and acquisitions. While we have decided not to proceed with the Green River Expansion Project at this time, we continue to remain focused on increasing our production capacity and therefore are evaluating and exploring various projects to increase the productivity of the existing facility. If we decide to proceed with any such projects, it will likely require capital expenditures materially higher than have recently been incurred by Sisecam Wyoming. The timing of any such expansion capital expenditures will depend on global market condition and may also be impacted by the Partnership’s financial results. To maintain a disciplined financial policy and what we believe is a conservative capital structure, we may pay for any future investment should we decide to proceed with any in part through cash generated by the business and in part through debt.
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
For example, in an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, our board of directors approved a suspension of quarterly distributions to our unitholders for the quarter ended June 30, 2020, that continued for each of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021.
To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to the common units. The occurrence of additional commercial borrowings or other debt to finance our growth strategy will increase our interest expense, which, in turn, may impact the cash that we have available to distribute to our unitholders.
Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay the minimum quarterly distribution (as defined in our partnership agreement) or any distribution on the units in any quarter.
Our partnership agreement does not contain a requirement for us to pay distributions to our unitholders, and we do not guarantee that we will pay any distribution on the units in any quarter. For example, in an effort to achieve greater financial and liquidity flexibility during the COVID-19 pandemic, our board of directors approved a suspension of quarterly distributions to our unitholders for the quarter ended June 30, 2020, that continued for each of the quarters ended September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021.
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.
Our partnership agreement contains provisions that eliminate and replace the fiduciary standards to which our general partner would otherwise be held by Delaware law regarding fiduciary duty and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing, which means that a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:
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
◦determined by the board of directors of our general partner to be on terms no less favorable to us than those generally being provided to or available from unrelated third parties.
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
Our general partner and its indirect equity holders, including Sisecam USA and Ciner Enterprises, are not restricted in their ability to compete with us.
Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. Affiliates of our general partner, and its other indirect equity owners, including Sisecam USA and Ciner Enterprises and their respective other subsidiaries and affiliates, are not prohibited from owning assets or engaging in businesses that compete directly or indirectly with us. Sisecam USA and Ciner Enterprises and their respective other subsidiaries and affiliates may make investments in and purchases of entities that acquire, own and operate other soda ash producing assets and that may compete with us.
As a result, under the circumstances described above, each of Sisecam Chemicals, Sisecam USA and/or Ciner Enterprises and their respective related parties have the ability to construct or acquire assets that directly compete with our assets. Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers and directors and Sisecam USA and/or Ciner Enterprises. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our common unitholders.
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
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders will have no right on an annual or ongoing basis to appoint our general partner or its board of directors. Pursuant to the Sisecam Chemicals Operating Agreement, the board of directors of our general partner shall consist of six designees from Sisecam USA, two designees from Ciner Enterprises and three independent directors for as long as our general partner is legally required to appoint such independent directors, and not by our unitholders. As a result of these limitations, the secondary market price at which the common units will trade could decline because of the absence or reduction of a takeover premium in the trading price. Unlike publicly traded corporations, we will not conduct annual meetings of our unitholders to appoint directors or to conduct other matters routinely conducted at annual meetings of stockholders of corporations. Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.
Even if holders of our common units are dissatisfied, they cannot initially remove our general partner without its consent.
If our unitholders are dissatisfied with the performance of our general partner, they will have limited ability to remove our general partner. The vote of the holders of at least 66-2/3% of all outstanding common units voting together as a single class is required to remove our general partner. As of March 28, 2023, SCW LLC owned 14,551,000 common units, which constitutes an aggregate of 74% of the common units in us.
Our general partner interest or the control of our general partner may be transferred to a third party without unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets or otherwise without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of Sisecam Chemicals, Sisecam USA, Ciner Enterprises or, another entity that controls any such entity, to transfer or otherwise dispose of the corresponding indirect ownership interest in our general partner to a third party. In such a situation, the new owner of our general partner could be in a position to replace the board of directors and executive officers of our general partner with its own designees and thereby exert significant control over the decisions taken by the board of directors and executive officers of our general partner. This effectively permits a “change of control” without the vote or consent of our unitholders. For example, in connection with the CoC Transaction, Ciner Enterprises transferred a 60% interest in our U.S. sponsor to Sisecam USA, and Ciner Enterprises and Sisecam agreed that Sisecam shall have the right to designate six directors to our board of directors.
The incentive distribution rights held by our general partner, or indirectly held by Sisecam Chemicals, may be transferred to a third party without unitholder consent.
Our general partner or its equity holders may transfer the incentive distribution rights to a third party at any time without the consent of our unitholders. If Sisecam Chemicals transfers the incentive distribution rights to a third party but retains its ownership interest in our general partner, our general partner may not have the same incentive to grow our partnership and increase quarterly distributions to unitholders over time as it would if Sisecam Chemicals had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by Sisecam Chemicals could reduce the likelihood of Sisecam Chemicals accepting offers made by us to purchase assets owned by it, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.
Our general partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of the common units, our general partner will have the right, which it may assign to any of its affiliates or to us, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. We refer to this right in this Report as the limited call right. As a result, unitholders may be required to sell their common units at an undesirable time or price and may receive no return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its limited call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently deregistered, we would no longer be subject to the reporting requirements of the Exchange Act. As of March 28, 2023, SCW LLC owned an aggregate of 74% of our common units.
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
The New York Stock Exchange does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.
Our common units are listed on the NYSE under the symbol “SIRE.” Because we are a publicly traded partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.

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
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations.
In connection with its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, management identified a material weakness in the design and operation of its internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Management concluded that the Partnership has multiple control deficiencies in its revenue process, including inadequate record retention of evidence of an arrangement with customers for the first three quarters of 2022 and inadequate review of the manual invoicing process, that in the aggregate could cause the Partnership to have material errors in revenue. Based on the aggregated control deficiencies, the Partnership’s management concluded that at December 31, 2022, a material weakness in the internal control over financial reporting existed and was not remediated. Based on this assessment, the Partnership’s management has determined that the Partnership’s internal control over financial reporting was not effective at December 31, 2022 because of such unremediated material weaknesses in our internal control over financial reporting.

Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that due to the material weakness described above, the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The implementation of any remediation efforts to address the material weakness can only be accomplished over time, and there are no assurances that such remediation efforts will have their intended effects or such control deficiencies will be remediated. If we are not able to comply with the applicable requirements of the Sarbanes-Oxley Act of 2002 or if we are unable to maintain effective internal control over financial reporting, we may not be able to produce timely and accurate financial statements or guarantee that information required to be disclosed by us in the reports that we file with the SEC, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Any failure of our internal control over financial reporting or disclosure controls and procedures could cause our investors to lose confidence in our publicly reported information, cause the market price of our common units to decline, expose us to sanctions or investigations by the SEC or other regulatory authorities, or impact our results of operations.
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
Our ability to deduct business interest expense is limited for federal income tax purposes to an amount equal to the sum of our business interest income and a specified percentage of our “adjusted taxable income” during the taxable year computed without regard to any business interest income or expense, and in the case of taxable years beginning before 2022, any deduction allowable for depreciation, amortization, or depletion. Business interest expense that we are not entitled to fully deduct will be allocated to each unitholder as excess business interest and can be carried forward by the unitholder to successive taxable years and used to offset any excess taxable income allocated by us to the unitholder. Any excess business interest expense allocated to a unitholder will reduce the unitholder’s tax basis in its partnership interest in the year of the allocation even if the expense does not give rise to a deduction to the unitholder in that year.
Tax-exempt entities face unique tax issues from owning common units that may result in adverse tax consequences to them.
Investment in common units by tax-exempt entities, such as employee benefit plans and individual retirement accounts, or “IRAs,” raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Tax-exempt entities with multiple unrelated trades or businesses cannot aggregate losses from one unrelated trade or business to offset income from another to reduce total unrelated business taxable income. As a result, it may not be possible for tax-exempt entities to utilize losses from an investment in us to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our common units.
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
Moreover, the transferee of an interest in a partnership that is engaged in a United States trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a non-U.S. person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, Treasury Regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury Regulations and recent guidance from the IRS further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Non-U.S. persons should consult a tax advisor before investing in our common units.
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

ITEM 1B. Unresolved Staff Comments

       None.
ITEM 2. Properties
In addition to the information provided below, information regarding our properties is included in Item 1. “Business — Our Operations,” “Leases and License” and “Summary of Trona Resources and Trona Reserves,” and “Internal Controls Disclosure over Trona Resources and Trona Reserves” and is incorporated by reference in this Item.
Our Green River Basin facility is situated on approximately 880 owned acres in the Green River Basin of Wyoming. We own the surface land and its improvements in fee, which we acquired pursuant to a quitclaim deed in 1991. See Item 1A, “Risk Factors—Risks Inherent in our Business and Industry—Defects in title or loss of any leasehold interests in our properties could limit our ability to conduct mining operations on these properties or result in significant unanticipated costs” for more information. We have operated our facility since 1996, prior to which Rhône-Poulenc was the operator. In addition, we have approximately 24,000 acres of subsurface leased/licensed mining areas. Four ponds on the property of our Green River Basin facility enable us to store the by-products from our refining process. We draw the water necessary for our refining processes from the nearby Green River. Our mining assets consist of two mining beds with five active mining faces at any one given time. The mine is served by four separate mine shafts.
Wyoming is a split estate state. In relation to the 2,360 acres of surface operations, we own the surface 880 acres, and we have surface rights from the other owners (BLM and Rock Springs Grazing Association) for the balance of those surface operations. This is a different right and acreage number from the subsurface mineral acreage.
Sisecam Chemicals leases 12,234 square feet of office space for its headquarters in Atlanta, Georgia which it utilizes to provide management and other shared services to the Partnership, pursuant to the various shared services agreements.
We believe that the size of our facilities is adequate for our current and anticipated needs.
Item 3. Legal Proceedings
From time to time, we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any legal proceedings to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome thereof and whether any damages resulting from them will be covered by insurance.
Item 4. Mine Safety Disclosures
Information regarding mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Report.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common units are listed on the NYSE under the symbol “SIRE.” As of March 28, 2023, SCW LLC owned 14,551,000 common units. The closing sales price of our common units on NYSE on March 28, 2023 was $25.15. SCW LLC has approximately 74% ownership interest in the common units and the public owned 5,248,791 common units which constitutes an approximately 26% ownership interest in us. There were 7 record holders of our outstanding common units as of March 28, 2023.
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
•comply with applicable law, any of our debt instruments or other agreements; or
•provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units);
plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter, resulting from working capital borrowings made subsequent to the end of such quarter.
The purpose and effect of the above is to allow our general partner, if it so decides, to use cash received by us after the end of the quarter but on or before the date of determination of available cash for the quarter, including cash on hand from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter, to pay distributions to unitholders. Under our partnership agreement, working capital borrowings are generally borrowings that are made under a credit facility, commercial paper facility or similar financing arrangement, and in all cases are used solely for working capital purposes or to pay distributions to partners, and with the intent of the borrower to repay such borrowings within 12 months with funds other than from additional working capital borrowings.
Any distributions we make will be characterized as made from “operating surplus” or “capital surplus.” Distributions of available cash from operating surplus are made differently than distributions of available cash that we would make from capital surplus. Operating surplus distributions will be made first to our unitholders. If our quarterly distributions exceed the first target distribution level described below, then operating surplus distributions will also be made to the holder of our incentive distribution rights. We do not anticipate that we will make any distributions from capital surplus. If we do make any capital surplus distribution, however, we will distribute such amount pro rata to all unitholders. The holder of the IDRs would generally not participate in any capital surplus distributions with respect to those rights.
In determining operating surplus and capital surplus, we will only take into account our proportionate share of our interest in our consolidated subsidiaries, so long as they are not wholly owned, as well as our proportionate share of entities accounted for under the equity method.
Operating Surplus
We define operating surplus as:
•$20.0 million; plus
•all of our cash receipts, including amounts received by us from OCI Enterprises under the Omnibus Agreement for periods prior to the consummation of Ciner Enterprises’ indirect acquisition of approximately 72% limited partner interests in us, as well as, our approximate 2.0% general partner interest and all of our incentive distribution rights (the “OCI Transaction”), and, by us from Sisecam Chemicals under the Services Agreement for periods subsequent to the consummation of the OCI Transaction, in each case, to the extent such amounts offset operating expenditures or lost revenue, and excluding cash from interim capital transactions (as defined below) and, under certain circumstances, the termination of hedge contracts; plus

•working capital borrowings, if any, made after the end of a period but on or before the date of determination of operating surplus for the period; plus
•cash distributions paid in respect of equity issued (including incremental distributions on IDRs), to finance all or a portion of replacement, improvement or expansion capital expenditures in respect of the period from such financing until the earlier to occur of (1) the date the related capital improvement commences commercial service and (2) the date that it is abandoned or disposed of; plus
•cash distributions paid in respect of debt or equity issued (including incremental distributions on IDRs) to pay the construction period interest on debt incurred, or to pay construction period distributions on equity issued, to finance the expansion capital expenditures referred to above, in each case, in respect of the period from such financing until the earlier to occur of (1) the date the capital asset is placed in service and (2) the date that it is abandoned or disposed of; less
•all of our operating expenditures (as defined below); less
•the amount of cash reserves or our proportionate share of cash reserves in the case of subsidiaries that are not wholly owned established by our general partner to provide funds for future operating expenditures; less
•all working capital borrowings not repaid within twelve months after having been incurred, or repaid within such twelve-month period with the proceeds of additional working capital borrowings; less
•any cash loss realized on disposition of an investment capital expenditure.
We will include in operating surplus, when collected, cash receipts equal to our proportionate share of accounts receivable that are retained by Sisecam Chemicals.
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
On February 1, 2023, the Partnership declared its fourth quarter 2022 quarterly distribution. On February 23, 2023, we paid a quarterly cash distribution of $0.50 per unit to unitholders of record on February 13, 2023. The total distribution paid was $10.1 million.
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
During the year ended December 31, 2022, the Partnership did not repurchase any of its equity securities.

Item 6. [RESERVED]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References
References in this Annual Report on Form 10-K (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP (formerly known as Ciner Resources LP) and its subsidiary, Sisecam Wyoming LLC (formerly known as Ciner Wyoming LLC), which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals" formerly known as Ciner Resources Corporation) is 60% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC (formerly known as Ciner Resource Partners LLC), the general partner of Sisecam Resources LP and a direct wholly owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC" formerly known as Ciner Wyoming Holding Co.), which is a direct wholly owned subsidiary of Sisecam Chemicals. Sisecam Chemicals is a 60% owned subsidiary of Sisecam USA, which is a direct wholly owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent") which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Sisecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded over 87 years ago, is based in Turkey and is one of the largest industrial publicly listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
Effective as of the end of day on December 31, 2020, Sisecam Chemicals exited ANSAC. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Sisecam Chemicals was able to establish business relationships with distributors by leveraging the Ciner Group’s distributor network and offering its customers an improved level of service and greater certainty of supply to the Partnership’s end customers. In connection with the settlement agreement with ANSAC, the Partnership met its 2022 and 2021 sales commitments to ANSAC. There are no commitments to ANSAC beyond 2022. These 2022 and 2021 sales to ANSAC were for export sales purposes, and required a fixed rate per ton selling, general and administrative expense. Through in part, the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.
You should read the following management's discussion and analysis of financial condition and results of operations (“MD&A”) in conjunction with the historical consolidated financial statements, and notes thereto, included elsewhere in this Report. The Partnership has omitted from this MD&A a detailed discussion of the year-over-year changes from the Partnership’s fiscal year 2020 to the fiscal year 2021, which can be found in the MD&A section in the Partnership’s annual report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission on March 15, 2022.
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
We are a Delaware limited partnership that owns a 51% membership interest in, and operates the trona ore mining and soda ash production business of, Sisecam Wyoming. Sisecam Wyoming is currently one of the world’s largest producers of soda ash, serving a global market from its facility in the Green River Basin of Wyoming. Our facility has been in operation for more than 60 years.

NRP Trona LLC, a wholly owned subsidiary of Natural Resource Partners L.P. ("NRP"), currently owns a 49% membership interest in Sisecam Wyoming.
Recent Developments
Take Private Transaction
On February 1, 2023, the Partnership, our general partner, SCW LLC and Sisecam Chemicals Newco LLC, a Delaware limited liability company and a wholly owned subsidiary of SCW LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our general partner and SCW LLC (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit of the Partnership, other than those held by SCW LLC and its permitted transferees, will be converted into the right to receive $25.00 per common unit in cash without any interest thereon. Immediately following the execution of the Merger Agreement, SCW LLC, which indirectly owns approximately 74% of our common units, delivered to us an irrevocable written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger. As a result, we are not soliciting approval of the transaction by any other holders of our common units. Instead, we will distribute an information statement to our unitholders describing the terms and conditions of the transaction. Upon closing of the transaction, our common units will cease to be listed on the New York Stock Exchange and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended.
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
On February 1, 2023, the Partnership declared its fourth quarter 2022 quarterly distribution. On February 23, 2023, we paid a quarterly cash distribution of $0.50 per limited partner unit to unitholders of record on February 13, 2023. The total distribution paid was $10.1 million paid to our limited partners and general partner for its general partner interests.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality (“WDEQ”)
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million on December 31, 2022 which amount will remain $41.8 million until the recalculation is approved by WDEQ. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, see Part I, Item 1A, “Risk Factors - Risks Inherent in our Business and Industry - Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.” for additional information.

Expansion Opportunities

While we have decided not to proceed with the Green River Expansion Project at this time, we continue to remain focused on increasing our production capacity and therefore are evaluating and exploring various projects to increase the productivity of the existing facility. To the extent that we decide to proceed with any expansion projects in the future, they will likely require capital expenditures materially higher than have been recently incurred by Sisecam Wyoming. The timing of any such expansion capital expenditures will depend on global market conditions and may also be impacted by the Partnership’s financial results. If we do not make further investments in the near term or otherwise execute on one or more related initiatives, we anticipate that our deca stockpiles will be substantially depleted and our production rates will decline by approximately 200,000 short tons per year. Please read “Risk Factors-Risks Inherent in Our Business and Industry-Our deca stockpiles will substantially deplete by 2024 and our production rates will decline approximately 200,000 short tons per year if we do not make further investments or otherwise execute on one or more initiatives to prevent such decline” for more information.

Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. Global demand is growing in select segments, notably lithium carbonate used to manufacture lithium-ion batteries and photovoltaic glass, which is flat glass for solar panel applications. These two relatively new demand segments will be responsible for much of the growth the industry will enjoy in coming years. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Currently, and in the near mid-term we expect some impact to the global demand balance due to recessionary pressures, directly related to increasing interest rates. The supply of global soda ash was limited in 2022, while multiple projects by third parties are scheduled to begin production in 2023.
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
International Commercial Restructuring and Expansion
As previously disclosed, Sisecam Chemicals, an affiliate of the Partnership, terminated its membership in ANSAC effective December 31, 2020. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. In connection with the settlement agreement with ANSAC, there was a sales commitment to ANSAC in 2022 where Sisecam Chemicals continued to sell, at substantially lower volumes than 2021 and 2020, product to ANSAC for export sales purposes, with a fixed rate per ton selling, general and administrative expense. Further, in 2023 and beyond there are no required sales to ANSAC. The ANSAC exit allowed Sisecam Chemicals to improve access to customers and gain control over placement of its sales in the international marketplace. This enhanced view of the global market allows Sisecam Chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business. Sisecam Chemicals continues to optimize its distribution network leveraging strengths of existing distribution partners while expanding as our business requires in certain target areas.
    Although ANSAC has historically been our largest customer, the impact of Sisecam Chemicals' exit from ANSAC on our net sales, net income and liquidity was limited. With a low-cost position and improved access to international customers and control over placement of its sales in the international marketplace and logistics, we have adequately replaced these net sales made under the former agreement with ANSAC. Sisecam Chemicals’ distribution network continues to develop since the ANSAC exit at the end of 2020. Sisecam Chemicals adopted a model to best serve its own requirements in the target markets of our soda ash sales. Sisecam Chemicals built relationships and established its own reputation as a seller in these markets by negotiating agreements and demonstrating supply capabilities with large and midsize consumers directly selling through distribution. These direct relationships allowed Sisecam Chemicals to establish its customer base for current and future sales.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Due to the historic volatility of natural gas prices, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. During the first quarter of 2020, we completed construction of a natural gas-fired co-generation facility that provides roughly one-third of our electricity and steam demands at our mine in the Green River Basin. This co-generation facility began operating in March 2020 and provided approximately 175.0 million kWh of electricity in 2022, saving the Partnership approximately $4.0 million during 2022 based on average purchased electricity costs and gas costs. In a normal production environment, the facility is expected to provide us over 180.0 million kWh of electricity annually.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore, which we refer to as our “ore grade,” is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Our ore grade for the years ended December 31, 2022 and 2021 was 86.8% and 86.3%, respectively. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio for the years ended December 31, 2022 and 2021 was 1.58: 1.0 and 1.56: 1.0, respectively.
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
Sisecam Chemicals enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the year ended December 31, 2022 and 2021, the Partnership shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. The Partnership’s plant receives rail service exclusively from the railroad company and shipments by rail accounted for over 50% and over 60% of our total freight costs for the year ended December 31, 2022 and 2021, respectively. The decrease in the percentage of freight that is related to the railroad company is due primarily to the increased ocean freight in the year ended December 31, 2022 of direct international sales and their respective delivery locations.
If Sisecam Chemicals does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During the year ended December 31, 2022 and 2021, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. Sisecam Chemicals renewed its agreement with the railroad company in October 2021, which now expires on December 31, 2025.
Net Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when we satisfy the performance obligation defined in the contract with the customer. The performance obligation is typically met when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset. The time at which delivery and transfer of title occurs is the point when the product leaves our facilities for domestic customers , the point when the product reaches the port of loading for ANSAC sales, and the point when the product is placed on a vessel for other international customers, thereby rendering our performance obligation fulfilled. Until the ANSAC exit on December 31, 2020, the time at which delivery and transfer of title occurred for ANSAC sales had been the same as domestic customers. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Sisecam Chemicals. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
Until the end of 2020, sales prices for sales through ANSAC included the cost of freight to the ports of embarkation for overseas export or to Laredo, Texas for sales to Mexico. Sales prices for other international sales may include the cost of rail freight to the port of embarkation and the cost of ocean freight to the port of disembarkation for import by the customer.
Cost of products sold
Expenses relating to employee compensation, energy, including natural gas and electricity, royalties and maintenance materials constitute the greatest components of cost of products sold. These costs generally increase in line with increases in sales volume.

Energy.    A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $11.39. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the years ended December 31, 2022 and 2021, were $6.95 and $3.90 per MMBtu, respectively. In early 2020, we constructed a new natural gas-fired turbine co-generation facility that is expected to provide roughly one-third of our electricity and steam demands at our mine in the Green River Basin. This co-generation facility began operating in March 2020 and provided 175 million kWh of electricity in 2022. In a normal production environment the facility is expected to provide us over 180.0 million kWh of electricity annually. In order to mitigate the risk of gas price fluctuations, the Partnership expects to continue to hedge a portion of its forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 50% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next three years. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk - Commodity Price Risks,” for additional information.
Employee Compensation. See Item 8, Financial Statements and Supplementary Data—Note 11, “Employee Compensation,” for information on the various benefit plans offered and administered by Sisecam Chemicals.
Royalties. During the year ended December 31, 2022, we paid royalties to the State of Wyoming, the U.S. Bureau of Land Management and Sweetwater Royalties LLC. The royalties are calculated based upon a percentage of the value of soda ash and related products sold at a certain stage in the mining process. These royalty payments may be subject to a minimum domestic production volume from our Green River Basin facility.  We are also obligated to pay annual rentals to our lessors and licensor regardless of actual sales. In addition, we pay a production tax to Sweetwater County, and trona severance tax to the State of Wyoming that is calculated based on a formula that utilizes the volume of trona ore mined and the value of the soda ash produced.
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. Sisecam Wyoming’s License Agreement, dated July 18, 1961 and amended June 28, 2018, with Sweetwater Royalties LLC (the “License Agreement”), provides among other things, (i) the term of the License Agreement through July 18, 2061 and for so long thereafter as Sisecam Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) sets the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduced the rates on our mineral leases with the U.S. Government from 6% to 2% as of January 1, 2021 and for the following ten years. This 4% rate reduction saved over $10.2 million in royalty fees based on our mining operations in 2022.
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
Effective as of the end of day on December 31, 2020, Sisecam Chemicals exited ANSAC. As of January 1, 2021, Sisecam Chemicals began managing the Partnership’s sales and marketing efforts for exports with the ANSAC exit being complete. Sisecam Chemicals was able to establish business relationships with distributors by leveraging the Ciner Group’s distributor network and offering its customers an improved level of service and greater certainty of supply to the Partnership’s end customers. In connection with the settlement agreement with ANSAC, the Partnership satisfied its 2022 and 2021 sales commitments to ANSAC which were at substantially lower volumes than prior years. These 2022 and 2021 sales to ANSAC were for export sales purposes, and required a fixed rate per ton selling, general and administrative expense. There is no further commitment to sell tons to ANSAC beyond 2022. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.

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
The following tables set forth our results of operations for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
($ in millions; except for operating and other data section)	2022	2021
Net sales	$720.1	$540.1
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	515.2	425.0
Cost of Product Sold - Affiliates	15.1	3.5
Depreciation, depletion and amortization expense	27.9	31.6
Total cost of products sold	558.2	460.1
Gross profit	161.9	80.0
Operating expenses:
Selling, general and administrative expenses—affiliates	20.0	17.2
Selling, general and administrative expenses—others	8.0	6.3
Total operating expenses	28.0	23.5
Operating income	133.9	56.5
Other income/(expenses):
Interest expense	(5.8)	(5.0)
Other - net	(0.1)	(0.1)
Total other expense, net	(5.9)	(5.1)
Net income	$128.0	$51.4
Net income attributable to noncontrolling interest	64.7	27.0
Net income attributable to Sisecam Resources LP	$63.3	$24.4

Operating and other data:
Trona ore consumed (thousands of short tons)	4,373.7	4,251.2
Ore to ash ratio (1)	1.58: 1.0	1.56: 1.0
Ore grade (2)	86.8%	86.3%
Soda ash volume produced (thousands of short tons)	2,760.7	2,720.5
Soda ash volume sold (thousands of short tons)	2,660.1	2,813.5
Adjusted EBITDA (3)	$162.0	$88.5

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

Analysis of Results of Operations

The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods:

	Year Ended December 31,		Percent Increase/(Decrease)
($ in millions, except per ton data)	2022	2021	2022 vs 2021
Net sales:
Domestic	$305.0	$276.8	10.2%
International	415.1	263.3	57.7%
Total net sales	$720.1	$540.1	33.3%
Sales volumes (thousands of short tons):
Domestic (thousands of short tons)	1,336.5	1,300.6	2.8%
International (thousands of short tons)	1,323.6	1,512.9	(12.5)%
Total soda ash volume sold (thousands of short tons)	2,660.1	2,813.5	(5.5)%
Average sales price (per short ton):
Domestic	$228.20	$212.82	7.2%
International	$313.06	$174.04	79.9%
Average	$270.42	$191.97	40.9%
Percent of net sales:
Domestic sales	42.4%	51.2%	(17.2)%
International sales	57.6%	48.8%	18.0%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	50.2%	46.2%	8.7%
International volume	49.8%	53.8%	(7.4)%
Total percent of volume sold	100.0%	100.0%

Consolidated Results
Net sales. Net sales increased by 33.3% to $720.1 million for the year ended December 31, 2022 from $540.1 million for the year ended December 31, 2021, primarily driven by an increase in average sales price per short ton of 40.9% due to both international and domestic sales average price increases from 2021 to 2022. The net sales were impacted by an increase in non-ANSAC international sales which include ocean freight in both net sales and cost of product sold. The higher sales prices were due to strong demand in the domestic and international markets. The decline in soda ash volumes sold versus produced in the year ended December 31, 2022, was due to operational challenges in loading export volumes during the year ended December 31, 2022. We expect these unsold volumes will be loaded and sold in the first quarter of 2023.
Cost of products sold, including depreciation, depletion and amortization and affiliates. Cost of products sold, including depreciation, depletion and amortization expense and affiliates, increased by 21.3% to $558.2 million for the year ended December 31, 2022 from $460.1 million for the year ended December 31, 2021, primarily due to significant increases in gas prices, higher Wyoming production tax, and higher production volumes. The increase in cost of products sold is also due to supplier cost inflation as well as significant increases in ocean freight rates primarily from the high demand in the global supply chain. In addition, the increases from 2021 to 2022 are also attributable to an increase in non-ANSAC international sales which include ocean freight in both net sales and cost of product sold. These increases are partly offset by lower sales volume in the year ended December 31, 2022 versus the year ended December 31, 2021.
Selling, general and administrative expenses and affiliates. Our selling, general and administrative expenses and affiliates increased 19.1% to $28.0 million for the year ended December 31, 2022, compared to $23.5 million for the year ended December 31, 2021. The increase was primarily due to loss on disposal of assets partly offset by the decline in sales volume to ANSAC and therefore lower related charge per ton for the year ended December 31, 2022, compared to the year ended December 31, 2021.
Operating income. Operating income increased by 137.0% to $133.9 million for the year ended December 31, 2022, compared to $56.5 million for the year ended December 31, 2021. During the year ended December 31, 2022, sales price has increased significantly due to the strong demand in the international and domestic markets.

Net income. As a result of the foregoing, net income increased by 149.0% to $128.0 million for the year ended December 31, 2022, compared to $51.4 million for the year ended December 31, 2021. The increase in operating income for the year ended December 31, 2022 was primarily due to the significant increase in sale prices and demand.
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
Our sources of liquidity include:
•cash generated from our operations;
•Approximately $133.0 million ($225.0 million, less $92.0 million outstanding) was available for borrowing and undrawn under the Sisecam Wyoming Credit Facility as of December 31, 2022, subject to availability; during the year ended December 31, 2022, we had borrowings of $158.0 million under the Sisecam Wyoming Credit Facility, offset by repayments of $136.0 million. Please read Part II, Item 8, Financial Statements - Note 9, “Debt,” for details.
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
Working Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers, and supplier cost inflation, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Sisecam Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of December 31, 2022, we had a working capital balance of $229.9 million as compared to a working capital balance of $134.2 million as of December 31, 2021. The primary driver for the increase in our working capital balance was an increase in accounts receivable related to increases in sales in the fourth quarter ended December 31, 2022 in comparison to sales in the fourth quarter ended December 31, 2021.
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
The following table summarizes our capital expenditures, on an accrual basis:

	Years Ended December 31,
($ in millions)	2022	2021
Maintenance	$26.7	$27.0
Expansion	0.2	0.8
Total	$26.9	$27.8

The reduction in expansion capital expenditures for the year ended December 31, 2022 compared to the year ended December 31, 2021 was a result of certain projects that were put on hold due to the Partnership’s reassessment of long term strategic plans and goals.

Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Years Ended December 31,		Percent Increase/(Decrease)
($ in millions)	2022	2021	2022 vs 2021
Cash provided by (used in):
Operating activities	$122.2	$54.2	125.5%
Investing activities	$(28.3)	$(24.9)	13.7%
Financing activities	$(75.3)	$(27.1)	177.9%

Operating Activities
Cash provided by operating activities increased to $122.2 million during the year ended December 31, 2022 compared to $54.2 million of cash provided during the year ended December 31, 2021 primarily due to:
•an increase of 149.0% of net income of $128.0 million during the year ended December 31, 2022, compared to $51.4 million during the year ended December 31, 2021, partly offset by
•an increase of $8.8 million in working capital used by operating activities to $39.2 million during the year ended December 31, 2022 from $30.4 million for the year ended December 31, 2021. The increase was primarily due to higher accounts receivable balance at December 31, 2022 as a result of higher net sales for the three months ended December 31, 2022 compared to the same period ended December 31, 2021. It is partly offset by the higher balances of accounts payable and accrued expenses as of December 31, 2022.
Investing Activities
We used cash flows of $28.3 million in investing activities during the year ended December 31, 2022, compared to $24.9 million used the year ended December 31, 2021, primarily related to capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities was $75.3 million during the year ended December 31, 2022, compared to $27.1 million used for the year ended December 31, 2021. The increase in cash used in financing activities is primarily due to the higher distributions in 2022 compared to 2021. This increase was partly offset by higher net borrowing during the year ended December 31, 2022, versus the prior year.

Borrowings under the Prior Sisecam Wyoming Credit Facility were at variable interest rates.

($ in millions)	As of and for the quarter ended	As of and for the year ended
	December 31, 2022	December 31, 2022	December 31, 2021
Short-term borrowings from banks:
Outstanding amount at period ending	$92.0	$92.0	$70.0
Weighted average interest rate at period ending (1)	4.86%	4.86%	2.69%
Average daily amount outstanding for the period	$101.6	$111.0	$114.3
Weighted average daily interest rate for the period (1)	4.48%	2.71%	2.94%
Maximum month-end amount outstanding during the period	$150.5	$150.5	$122.5

(1)Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of December 31, 2022, the interest rate swap contracts had an aggregate notional value of $25.0 million.
Debt
See Part II, Item 8, Financial Statements and Supplementary Data - Note 9, “Debt,” for details of our outstanding debt.
Material Cash Requirements
The following table sets forth a summary of our material cash requirements related to our significant contractual obligations as of December 31, 2022:

	Payments Due by Period
	2023	2024	2025	2026	2027	Thereafter	Total
($ in millions)
Long-term debt	$8.8	$9.1	$9.3	$101.5	$3.5	$4.9	$137.1
Purchase obligations (1)	65.3	21.7	1.5	1.5	1.5	6.0	97.5
Interest payments (2)	6.3	6.1	5.8	4.7	0.3	0.2	23.4
Lease obligations (3)	0.1	0.1	0.1	0.1	0.1	1.1	1.6
Asset retirement obligation (4)	—	—	—	—	—	178.1	178.1
Total	$80.5	$37.0	$16.7	$107.8	$5.4	$190.3	$437.7

(1) Purchase obligations primarily include agreement to purchase goods or services that are enforceable and legally binding and that specify all significant terms. We have certain long-term utility contracts with various terms extending through 2024 with year-to-year renewal options thereafter. These commitments are designed to mitigate price volatility and assure source of supply for our normal requirements. The amounts include financial gas swap commitments, as well as, purchase obligations under a contract for the transportation of gas and the contract for the transportation of gas may be cancelled by either party upon twelve months advance written notice to the other party. Purchase obligations also include ocean freight contracts primarily for vessels, with annual minimum commitments of $29.8 million and $14.5 million in 2023 and 2024, respectively.
(2) Long-term debt interest payments set forth in the table above are based on our contractual rates, or in the case of variable interest rate obligations, the weighted average interest rates as of December 31, 2022.
(3) Minimum contractual rental commitments of various operating leases, including renewal periods. Not included in the table above are the operating lease contracts that Sisecam Chemicals typically enters into with various lessors for railcars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Sisecam Chemicals’ obligation related to these rail car leases are $9.4 million in 2023, $7.9 million in 2024, $6.5 million in 2025, $5.2 million in 2026, $2.1 million in 2027 and $0.8 million thereafter.
(4) Asset retirement obligations are the liability for the present value of cost we estimate we will incur to retire certain assets. The amount reported in the Contractual Obligations table above, represents the undiscounted estimated cost to retire such assets. The estimated average timing of these obligations is in excess of thirty years. Based on the information about the reclamation liability recently obtained from WDEQ, the current estimated reclamation cost of $41.8 million is used to calculate the asset retirement obligation estimate. See Part II, Item 8, Financial Statements and Supplementary Data - Note 14, Commitments and Contingencies - “Mine Permit Bonding Commitment,” for more information regarding our off-balance-sheet arrangements.
Impact of Inflation
The impact of inflation became more significant during 2022 and in the U.S. economy and may increase our cost to acquire or replace properties, plant and equipment. Inflation may also increase our costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we pass along increased costs to our customers in the form of higher selling prices, and we expect to continue this practice.
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
Distributable cash flow and distribution coverage ratio are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess the Partnership’s liquidity, including:
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders and
•our ability to incur and service debt and fund capital expenditures.
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
The table below presents a reconciliation of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow:

	Year Ended December 31,
($ in millions, except per unit data)	2022	2021
Reconciliation of net income to Adjusted EBITDA attributable to Sisecam Resources LP:
Net income	$128.0	$51.4
Add backs:
Depreciation, depletion and amortization expense	27.9	31.6
Interest expense, net	5.8	5.0
Equity-based compensation expense	0.3	0.5
Adjusted EBITDA	162.0	88.5
Less: Adjusted EBITDA attributable to noncontrolling interest	80.9	44.6
Adjusted EBITDA attributable to Sisecam Resources LP	$81.1	$43.9

Reconciliation of net cash from operating activities to Adjusted EBITDA and distributable cash flow attributable to Sisecam Resources LP:
Net cash provided by operating activities	$122.2	$54.2
Add/(less):
Amortization of long-term loan financing	(0.4)	(0.6)
Net change in working capital	39.2	30.4
Interest expense, net	5.8	5.0
Other non-cash items and disposal of assets, net	(4.8)	(0.5)
Adjusted EBITDA	162.0	88.5
Less: Adjusted EBITDA attributable to noncontrolling interest	80.9	44.6
Adjusted EBITDA attributable to Sisecam Resources LP	81.1	43.9
Less: Cash interest expense, net attributable to Sisecam Resources LP	2.6	2.3
Less: Maintenance capital expenditures attributable to Sisecam Resources LP	14.3	12.6
Distributable cash flow attributable to Sisecam Resources LP	$64.2	$29.0

Cash distribution declared per unit	$2.00	$0.99
Total distributions to limited partner unitholders and general partner	$40.4	$20.3
Distribution coverage ratio (a)	1.59	1.43

(a) Distribution coverage ratio is calculated as distributable cash flow attributable to Sisecam Resources LP divided by total distributions to limited partners unitholders and general partners.

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
For instance, Sisecam Chemicals, an upstream affiliate of the Partnership, acts as a shared service center for a variety of functions, including logistics and retirement benefits for Sisecam Wyoming and its affiliates. Sisecam Chemicals is the exclusive sales agent for the Partnership and allocates costs to the Partnership for ocean freight cost, selling, general and administrative expenses, retirement and postretirement benefits, and railcar leases. For more information related to these expenses see Item 8, “Financial Statements and Supplementary Data” Note 15, “Agreements and Transactions with Affiliates.”
There may be certain items that affiliates are in the process of evaluating how the Partnership may benefit or participate in the development, including participating in the related expenditures. In addition, the general partner may contract and/or develop certain transactions or assets on its own or through affiliates. Further upstream affiliates of the Partnership, including affiliates of Şişecam Parent may enter into agreements that limit or otherwise adversely impact the Partnership.
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
Interest Rate Risks
The aggregate principal amount of variable rate debt we had outstanding under our debt instruments as of December 31, 2022 was $92.0 million (as of December 31, 2021: $70.0 million). We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of two individual $12.5 million swaps with an aggregate notional value of $25.0 million at December 31, 2022 and three individual $12.5 million swaps with an aggregate notional value of $37.5 million at December 31, 2021. The swaps have various maturities through 2024. The net fair value asset of these interest rate swaps was $1.0 million as of December 31, 2022. The Partnership’s variable rate debt had a weighted average interest rate, inclusive of designated interest rate swap contracts, of 4.86% as of December 31, 2022 (as of December 31, 2021: 2.69%). Based on the variable rate debt in our debt instruments as of December 31, 2022 including the impact of the interest rate swap contract discussed below, a change in interest rates of 1% would result in an increase or a decrease of our annual interest expense of approximately $0.7 million.
Foreign Exchange Rate Risks
Our sales to customers are denominated in U.S. Dollars but our sales to international customers may be denominated in a foreign currency, which exposes us to foreign currency fluctuations. As of December 31, 2022, the Partnership had no outstanding balances denominated in a foreign currency.
Commodity Price Risks
Energy costs represent a large part of our cost of products sold. Natural gas is a large component of that expense. We purchase natural gas primarily from three suppliers. The purchase price we pay does not include the cost of transportation so we must arrange and pay for the cost of transporting the natural gas from the gas compressor facility approximately 20 miles from the plant to our facility. We have a separate contract for the transportation of gas. We pay a fixed amount to reserve capacity on a daily basis. In order to mitigate the risk of gas price fluctuations, we hedge a portion of our forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 50% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next three years. We can give no assurance that we will continue this practice. Historically, we have taken physical delivery under our physical gas contract, and we intend to take physical delivery in the future. We generally designate our financial gas swap contacts with financial counterparties as cash flow hedges. Any outstanding contracts are valued at market with the offset going to other comprehensive income (loss). Any gain or loss is recognized in cost of goods sold in the same period or periods during which the hedged transaction affects earnings. The aggregate notional value of our financial gas swap contracts as of December 31, 2022 was $39.7 million and net fair value asset was $36.5 million. As of December 31, 2021, the aggregate notional value was $24.1 million and the net fair value asset was $6.4 million.

ITEM 8. Financial Statements and Supplementary Data

Attestation Report of Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm
Partners and Board of Directors
Sisecam Resources LP
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sisecam Resources LP (the “Partnership”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Agreements and Transactions with Affiliates

As presented in the consolidated financial statements and further as described in Notes 1, 9, 14, and 15 to the consolidated financial statements, the Partnership’s accounts receivable – affiliates, due to affiliates, cost of product sold – affiliates, selling, general and administrative expenses – affiliates account balances were $53.9 million, $6.1 million, $15.1 million, and $20.0 million as of and for the year ended December 31, 2022. As the Partnership is a subsidiary and investee within two different global group structures, agreements directly between the Partnership and other affiliates, or indirectly between affiliates the Partnership does not control, can have a significant impact on recorded amounts or disclosures in the Partnership's financial statements, including any commitments and contingencies between the Partnership and affiliates or, potentially, third parties.

We identified the completeness and accuracy of the Partnership's upstream affiliate relationships, transactions, and commitments and contingences originating outside of Sisecam USA and Ciner Enterprises, Inc. group and the impact of such matters on the financial statements as a critical audit matter. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort and knowledge required to address these matters, including the extent of audit procedures performed to search for completeness, identify, assess, and test the accuracy of these transactions.

The primary procedures we performed to address this critical audit matter included:
a.Testing the Partnership’s affiliate listing for the year ended December 31, 2022, including testing the completeness and accuracy of the Partnership’s affiliate relationships, transactions, and commitments and contingencies originating outside of the Sisecam USA and Ciner Enterprises, Inc. group by (i) reading and evaluating publicly available financial filings and news sources related to the Partnership and its affiliates outside of the Sisecam USA and Ciner Enterprises, Inc. group, (ii) inspecting director and executive officer questionnaires from the Partnership’s directors and officers, (iii) searching the general ledger for potential transactions with affiliates and for a selection of transactions, tracing to source documents, (iv) considering sources of information that were gathered during the audit that could indicate that affiliate relationships, transactions, and commitments and contingencies exist, (v) inquiring of executive officers, key members of management, and the Audit Committee of the Board of Directors regarding affiliate relationships, transactions and commitments and contingencies, and (vi) confirming with the Partnership’s ultimate parent companies that the affiliate relationships, transactions, and commitments and contingencies identified and disclosed by the Partnership were complete and accurate.

/s/ BDO USA, LLP

We have served as the Partnership's auditor since 2022.

Atlanta, Georgia
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Partners of
Sisecam Resources LP
Atlanta, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sisecam Resources LP (a majority-owned subsidiary of Sisecam Chemicals Wyoming LLC) and its subsidiary (the "Partnership") as of December 31, 2021, the related consolidated statements of operations and comprehensive income, cash flows, and equity for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP
Atlanta, Georgia
March 14, 2022

We began serving as the Company’s auditor in 2008. In 2022, we became the predecessor auditor.

SISECAM RESOURCES LP
CONSOLIDATED BALANCE SHEETS

	As of
(In millions)	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21.3	$2.7
Accounts receivable-affiliates	53.9	49.3
Accounts receivable, net of allowance for credit losses	170.8	116.9
Inventory	47.7	30.1
Other current assets	47.8	9.0
Total current assets	341.5	208.0
Property, plant and equipment, net	298.9	304.2
Other non-current assets	31.5	31.1
Total assets	$671.9	$543.3
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.8	$8.6
Accounts payable	37.1	21.9
Due to affiliates	6.1	2.3
Accrued expenses	59.6	41.0
Total current liabilities	111.6	73.8
Long-term debt	128.2	115.0
Other non-current liabilities	16.1	9.8
Total liabilities	255.9	198.6
Commitments and Contingencies (See Note 14)
Equity:
Common unitholders - Public and SCW LLC (19.8 and 19.8 units issued and outstanding at December 31, 2022 and 2021)	207.0	187.4
General partner unitholders - Sisecam Resource Partners LLC (0.4 units issued and outstanding at December 31, 2022 and 2021)	4.7	4.6
Accumulated other comprehensive loss	19.2	3.0
Partners’ capital attributable to Sisecam Resources LP	230.9	195.0
Noncontrolling interest	185.1	149.7
Total equity	416.0	344.7
Total liabilities and equity	$671.9	$543.3
See accompanying notes.

SISECAM RESOURCES LP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per unit data)	2022	2021	2020
Net sales:
Sales - affiliates	$—	$—	$177.9
Sales - others	720.1	540.1	214.3
Total net sales	720.1	540.1	392.2
Cost of products sold:
Cost of products sold (excludes depreciation, depletion and amortization expense set forth separately below)	515.2	425.0	309.3
Cost of product sold - affiliates	15.1	3.5	—
Depreciation, depletion and amortization expense	27.9	31.6	28.8
Total cost of products sold	558.2	460.1	338.1
Gross Profit	161.9	80.0	54.1
Operating expenses:
Selling, general and administrative expenses—affiliates	20.0	17.2	17.5
Selling, general and administrative expenses—others	8.0	6.3	4.2
Total operating expenses	28.0	23.5	21.7
Operating income	133.9	56.5	32.4
Other income/(expenses):
Interest income	—	—	0.1
Interest expense	(5.8)	(5.0)	(5.3)
Other - net	(0.1)	(0.1)	(0.3)
Total other expense, net	(5.9)	(5.1)	(5.5)
Net income	$128.0	$51.4	$26.9
Net income attributable to noncontrolling interest	64.7	27.0	15.2
Net income attributable to Sisecam Resources LP	$63.3	$24.4	$11.7
Other comprehensive income:
Other comprehensive income on derivative financial instruments	31.6	5.9	5.9
Comprehensive income	159.6	57.3	32.8
Comprehensive income attributable to noncontrolling interest	80.2	29.9	18.1
Comprehensive income attributable to Sisecam Resources LP	$79.4	$27.4	$14.7
Net income per limited partner unit:
Net income per limited partner unit (basic)	$3.13	$1.19	$0.58
Net income per limited partner unit (diluted)	$3.13	$1.19	$0.58
Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.8	19.8	19.7
Weighted average limited partner units outstanding (diluted)	19.8	19.8	19.8
  See accompanying notes.

SISECAM RESOURCES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$128.0	$51.4	$26.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	28.3	32.2	29.2
Impairment and loss on disposal of assets, net	4.1	—	—
Equity-based compensation expense	0.3	0.5	0.7
Other non-cash items	0.7	0.5	0.3
Changes in operating assets and liabilities:
(Increase)/decrease in:
Accounts receivable, net	(54.0)	(34.3)	(4.6)
Accounts receivable - affiliates	(4.6)	(4.7)	8.5
Inventory	(18.4)	0.3	(9.8)
Other current and other non-current assets	(0.9)	(1.8)	(0.5)
Increase/(decrease) in:
Accounts payable	15.2	5.0	2.2
Due to affiliates	3.7	(0.5)	(0.1)
Accrued expenses and other liabilities	19.8	5.6	1.9
Net cash provided by operating activities	122.2	54.2	54.7
Cash flows from investing activities:
Capital expenditures	(28.3)	(25.7)	(42.2)
Insurance proceeds	—	0.8	—
Net cash used in investing activities	(28.3)	(24.9)	(42.2)
Cash flows from financing activities:
Borrowings on Revolving Credit Facilities	158.0	84.5	212.5
Borrowings on Equipment Financing Arrangements	—	29.0	30.0
Repayments on Revolving Credit Facilities	(136.0)	(118.0)	(238.5)
Repayments on Equipment Financing Arrangements	(8.6)	(3.0)	(2.2)
Debt issuance costs	—	(1.4)	(0.6)
Distributions to common unitholders, general partner and non-controlling interest	(88.5)	(18.1)	(27.9)
Other	(0.2)	(0.1)	(0.2)
Net cash used in financing activities	(75.3)	(27.1)	(26.9)
Net increase/(decrease) in cash and cash equivalents	18.6	2.2	(14.4)
Cash and cash equivalents at beginning of year	2.7	0.5	14.9
Cash and cash equivalents at end of year	$21.3	$2.7	$0.5

Supplemental disclosure of cash flow information:
Interest paid during the year	$5.1	$4.6	$5.1
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$2.8	$4.1	$2.0
 See accompanying notes.

SISECAM RESOURCES LP
CONSOLIDATED STATEMENTS OF EQUITY

	Common Units	General Partner	Accumulated Other Comprehensive Loss/Income	Partners’ Capital Attributable to Sisecam Resources LP Equity	Noncontrolling Interest	Total Equity
(In millions)
Balance at January 1, 2020	$171.4	$4.3	$(3.0)	$172.7	$127.2	$299.9
Net income	11.5	0.2	—	11.7	15.2	26.9
Other comprehensive income	—	—	3.0	3.0	2.9	5.9
Equity-based compensation plan activity	0.5	—	—	0.5	—	0.5
Distributions	(13.4)	(0.3)	—	(13.7)	(14.2)	(27.9)
Balance at December 31, 2020	$170.0	$4.2	$—	$174.2	$131.1	$305.3
Net Income	23.9	0.5	—	24.4	27.0	51.4
Other comprehensive income	—	—	3.0	3.0	2.9	5.9
Equity-based compensation plan activity	0.2	—	—	0.2	—	0.2
Distributions	(6.7)	(0.1)	—	(6.8)	(11.3)	(18.1)
Balance at December 31, 2021	$187.4	$4.6	$3.0	$195.0	$149.7	$344.7
Net Income	62.0	1.3	—	63.3	64.7	128.0
Other comprehensive income	—	—	16.2	16.2	15.4	31.6
Equity-based compensation plan activity	0.1	—	—	0.1	—	0.1
Distributions	(42.5)	(1.2)	—	(43.7)	(44.7)	(88.5)
Balance at December 31, 2022	$207.0	$4.7	$19.2	$230.9	$185.1	$416.0

 See accompanying notes.

SISECAM RESOURCES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL
Ownership Structure
As used in this Report, the terms “Sisecam Resources LP,” “the Partnership,” “SIRE,” “we,” “us,” or “our” may refer to Sisecam Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by both Sisecam Chemicals Wyoming LLC (“SCW LLC”), a wholly owned subsidiary of Sisecam Chemicals Resources LLC (“Sisecam Chemicals”) and Sisecam Resource Partners LLC (our “general partner” or “Sisecam GP”), a wholly owned subsidiary of SCW LLC. Sisecam Chemicals is 60% owned by Sisecam Chemicals USA Inc. (“Sisecam USA”) and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). Sisecam USA is a direct subsidiary of Türkiye Sise ve Cam Fabrikalari A.S (“Şişecam Parent”) which is an approximately 51%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank").
Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors and is based in Turkey and is listed on the Istanbul exchange. Ciner Enterprises Inc. is a direct wholly owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets.
On December 21, 2021, Ciner Enterprises (which was the indirect owner of approximately 74% of the common units in the Partnership) completed the following transactions pursuant to the definitive agreement which Ciner Enterprises entered into with Sisecam USA, a direct subsidiary of Şişecam Parent on November 20, 2021:
•Ciner Enterprises converted Ciner Resources Corporation into Sisecam Chemicals Resources LLC, a Delaware limited liability company ("Sisecam Chemicals"), and Ciner Wyoming Holding Co., a direct wholly owned subsidiary of Sisecam Chemicals, into Sisecam Chemicals Wyoming LLC (“SCW LLC”), with SCW LLC in turn then directly owning approximately 74% of the common units in the Partnership and 100% of the general partner, and Sisecam USA purchased, 60% of the outstanding units of Sisecam Chemicals owned by Ciner Enterprises for a purchase price of $300 million (the “Sisecam Chemicals Sale”); and
•at the closing of the Sisecam Chemicals Sale, Sisecam Chemicals, Ciner Enterprises, and Sisecam USA entered into a unitholders and operating agreement (the “Sisecam Chemicals Operating Agreement”) (collectively such transactions, the “CoC Transaction”).
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
In 2022, the Partnership obtained the right to appoint an additional Sisecam USA designee to the Wyoming Board and the Ciner Enterprises designee on the Wyoming Board was eliminated.
Nature of Operations
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
Revenue Recognition
The majority of the Partnership’s revenues are recognized upon satisfaction of our performance obligations, that is, delivery and transfer of title to the product to our customers as discussed below. Additionally, the Partnership has made an accounting policy election to account for shipping and handling activities as fulfillment costs. We have one reportable segment, and our revenue is derived from the sale of soda ash which is our sole and primary good and service.
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
•Transfer of Goods. The Partnership generally uses standard shipping terms across each customer contract with very few exceptions. Control transfer occurs at the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset. The time at which delivery and transfer of title, and therefore control, occurs is the point when the product leaves our facilities for domestic customers, the point when the product reaches the port of loading for ANSAC sales, and the point when the product is placed on a vessel for other international customers, thereby rendering our performance obligation fulfilled. Until the ANSAC exit on December 31, 2020, the time at which delivery and transfer of title occurred for ANSAC sales had been the same as domestic customers.
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
•Freight. In accordance with FASB Accounting Standard Codification, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), the Partnership made a policy election to treat freight and related costs that occur after control of the related good transfers to the customer as fulfillment activities instead of separate performance obligations. Therefore, freight is recognized as part of the cost of products sold at the point in which control of soda ash has transferred to the customer.
Revenue Disaggregation. In accordance with ASC 606-10-50, the Partnership disaggregates revenue from contracts with customers into geographical regions. The Partnership determined that disaggregating revenue into these categories achieved the disclosure objectives to depict how the nature, timing, amount and uncertainty of revenue and cash flows are affected by economic factors. Refer to Note 16, “Major Customers and Segment Reporting,” for revenue disaggregated into geographical regions.
Revenue Contract Balances. The timing of revenue recognition, billings and cash collections results in billed receivables, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities).
•Contract Assets. At the point of shipping, the Partnership has an unconditional right to payment generally that is only dependent on the passage of time. In general, customers are billed and a receivable is recorded as goods are shipped. These billed receivables are reported as “Accounts Receivable, net” on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021. There were no contract assets as of December 31, 2022 and December 31, 2021.
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
Accounts Receivable
We determine expected credit losses for recorded receivables based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.
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

Mineral reserves are amortized over an estimated time period that is derived from total estimated proven and probable mineral reserves divided by our average annual tons mined which was over 50 years as of December 31, 2022.
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
Income Tax
We are organized as a pass-through entity for federal income tax purposes and therefore are not subject to federal or certain state income taxes. As a result, our partners are responsible for income taxes based on their respective share of taxable income. Net income for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.
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
The Partnership has constructed a rail yard to facilitate loading and switching of rail cars. The Partnership is required to restore the land on which the rail yard is constructed to its natural conditions. The original estimated liability for restoring the rail yard to its natural condition was calculated based on the land lease life of 30 years and on external and internal estimates as to the cost to restore the land in the future. The liability is discounted using a credit-adjusted risk-free rate of 4.2% and is being accreted throughout the estimated life of the related assets to equal the total estimated costs with a corresponding charge being recorded to cost of products sold.
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
Recent Accounting Guidance
Recently Adopted Accounting Guidance
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”) providing temporary guidance to ease the potential burden in accounting for reference rate reform primarily resulting from the discontinuation of the London Inter-bank Offered Rate (“LIBOR”), which occurred on December 31, 2021 except U.S. Dollar LIBOR, which is expected to occur on June 30, 2023. The amendments in ASU 2020-04 are elective and apply to all entities that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued. The new guidance provides the following optional expedients: (i) simplifies accounting analyses under current GAAP for contract modifications; (ii) simplifies the assessment of hedge effectiveness and allows hedging relationships affected by reference rate reform to continue; and (iii) allows a one-time election to sell or transfer debt securities classified as held to maturity that reference a rate affected by reference rate reform. An entity may elect to apply the amendments prospectively from March 12, 2020 through December 31, 2022 by accounting topic. The Partnership evaluated ASU 2020-04 and concluded that there was no impact to the Partnership’s consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”) to clarify that all derivative instruments affected by changes to the interest rates used for discounting, margining or contract price alignment (commonly referred to as the discounting transition) are in the scope of ASC 848. The amendments also clarify other aspects of the guidance in ASC 848 and addresses the effects of the cash compensation adjustment provided in the discounting transition on certain aspects of hedge accounting. The guidance in ASC 848 also allows entities to make a one-time election to sell and/or transfer to available for sale or trading any held-to-maturity debt securities that refer to an interest rate affected by reference rate reform and were classified as held to maturity before January 1, 2020. The original guidance and the recently issued ASU are effective as of their issuance dates. The relief provided is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. However, the FASB has indicated that it will revisit the sunset date in ASC 848 after the LIBOR administrator makes a final decision on a phaseout date. The LIBOR administrator recently extended the publication of the overnight and the one-, three-, six- and 12-month U.S. Dollar LIBOR settings through June 30, 2023, when many existing contracts that reference LIBOR will have expired. The Partnership evaluated ASU 2021-01 and concluded that there was no impact to the Partnership’s consolidated financial statements.
In December 30, 2022, the FASB issued a new effective date for Reference Rate Reform (Topic 848) and Derivatives and Hedging (Topic 815) - Deferral of the Sunset Date (ASU 2020-06), to December 31, 2024.

3. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income attributable to Sisecam Chemicals, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common units. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit.
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
The net income attributable to common unitholders and the weighted average units for calculating basic and diluted net income per common units were as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Net income attributable to Sisecam Resources LP	$63.3	$24.4	$11.7
Less: General partner’s distribution declared	0.8	0.7	0.1
Less: Limited partners’ distribution declared	39.6	19.6	6.7
Income in excess of distribution	$22.9	$4.1	$4.9

	Year Ended December 31, 2022
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total
Distribution declared	$0.8	$39.6	$40.4
Income in excess of distribution	0.5	22.4	22.9
Net income attributable to partners	$1.3	$62.0	$63.3
Weighted average limited partner units outstanding:
Basic		19.8
Diluted		19.8
Net income per limited partner unit:
Basic		$3.13
Diluted		$3.13

	Year Ended December 31, 2021
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total
Distribution declared	$0.7	$19.6	$20.3
Income in excess of distribution	0.1	4.0	4.1
Net income attributable to partners	$0.8	$23.6	$24.4
Weighted average limited partner units outstanding:
Basic		19.8
Diluted		19.8
Net income per limited partner unit:
Basic		$1.19
Diluted		$1.19

	Year Ended December 31, 2020
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total
Distribution declared	$0.1	$6.7	$6.8
Income in excess of distribution	0.1	4.8	4.9
Net income attributable to partners	$0.2	$11.5	$11.7
Weighted average limited partner units outstanding:
Basic		19.7
Diluted		19.8
Net income per limited partner unit:
Basic		$0.58
Diluted		$0.58

Quarterly Distribution
On February 1, 2023 the Partnership declared its fourth quarter 2022 quarterly distribution. On February 23, 2023, we paid a quarterly cash distribution of $0.50 per limited partner unit to unitholders of record on February 13, 2023. The total combined distribution paid to our limited partners and paid to our general partner was approximately $10.1 million.
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
General Partner Interest and Incentive Distribution Rights
Our partnership agreement provides that our general partner initially will be entitled to approximately 2.0% of all distributions that we make prior to our liquidation. Our general partner has the right, but not the obligation, to contribute up to a proportionate amount of capital to us in order to maintain its approximately 2.0% general partner interest if we issue additional units. Our general partner’s approximate 2.0% interest, and the percentage of our cash distributions to which our general partner is entitled from such approximate 2.0% interest, will be proportionately reduced if we issue additional units in the future (other than the issuance of common units upon a reset of the IDRs), and our general partner does not contribute a proportionate amount of capital to us in order to maintain its approximate 2.0% general partner interest. Our partnership agreement does not require that our general partner fund its capital contribution with cash. It may, instead, fund its capital contribution by contributing to us common units or other property.
IDRs represent the right to receive increasing percentages (13.0%, 23.0% and 48.0%) of quarterly distributions from operating surplus after we have achieved the minimum quarterly distribution and the target distribution levels. Our general partner currently holds the IDRs but may transfer these rights separately from its general partner interest, subject to certain restrictions in our partnership agreement.
Percentage Allocations of Distributions from Operating Surplus
The following table illustrates the percentage allocations of distributions from operating surplus between the unitholders and our general partner based on the specified target distribution levels. The amounts set forth under the column heading "Marginal Percentage Interest in Distributions" are the percentage interests of our general partner and the unitholders in any distributions from operating surplus we distribute up to and including the corresponding amount in the column "Total Quarterly Distribution per Unit Target Amount." The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution apply to quarterly distribution amounts for the fourth quarter of 2022. Under the Partnership agreement, our general partner has considerable discretion to determine the amount of available cash (as defined therein) for distribution each quarter to the Partnership’s unitholders, including discretion to establish cash reserves that would limit the amount of available cash eligible for distribution to the Partnership’s unitholders for any quarter. The Partnership does not guarantee that it will pay the target amount of the minimum quarterly distribution listed below (or any distributions) on its units in any quarter. The percentage interests set forth below for our general partner (1) include a 2.0% general partner interest, (2) assume that our general partner has contributed any additional capital necessary to maintain its 2.0% general partner interest, (3) assume that our general partner has not transferred its incentive distribution rights and (4) assume that we do not issue additional classes of equity securities.

		Marginal Percentage Interest in Distributions
	Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner	Incentive Distributions Rights
Minimum Quarterly Distribution	$0.5000	98.0%	2.0%	—%
First Target Distribution	above $0.5000 up to $0.5750	98.0%	2.0%	—%
Second Target Distribution	above $0.5750 up to $0.6250	85.0%	15.0%	13.0%
Third Target Distribution	above $0.6250 up to $0.7500	75.0%	25.0%	23.0%
Thereafter	above $0.7500	50.0%	50.0%	48.0%
The following table illustrates the total amount of available cash from operating surplus for the quarter ended December 31, 2021 that was distributed to the unitholders of limited partners and the general partner, including in respect of incentive distribution rights.

		Cash Distributions to General Partner
(In thousands)	Cash Distributions to Limited Partner Units	General Partner Units	Incentive Distribution Rights	Total		Total Distributions
$0.5000	$9,893	$200	$—	$200	—	$10,093
above $0.5000 up to $0.5750	1,484	30	—	30	—	1,514
above $0.5750 up to $0.6250	989	23	151	174		1,164
above $0.6250 up to $0.7500	495	13	152	165		659
above $0.7500	—	—	—	—		—
	$12,861	$265	$303	$568		$13,430
In the years ended December 31, 2022 and 2020, there were no additional distributions with respect to the incentive distribution rights.

4. ACCOUNTS RECEIVABLE, NET
Accounts receivable, net consisted of the following as of December 31:

(In millions)	2022	2021
Trade receivables, net	$162.9	$109.8
Other receivables	7.9	7.1
Total	$170.8	$116.9

5. INVENTORY
Inventory consisted of the following as of December 31:

(In millions)	2022	2021
Raw materials	$14.8	$10.5
Finished goods	23.6	9.3
Stores inventory, current	9.3	10.3
Total	$47.7	$30.1

6.  PROPERTY, PLANT, AND EQUIPMENT, NET
Property, plant, and equipment, net consisted of the following as of December 31:

(In millions)	2022	2021
Land and land improvements	$0.3	$0.3
Depletable Land	4.0	3.0
Buildings and building improvements	168.2	164.3
Computer hardware	6.6	5.6
Machinery and equipment	760.5	714.8
Mining reserves	65.3	65.3
Total	1,004.9	953.3
Less accumulated depreciation, depletion and amortization	(736.1)	(708.7)
Total net book value	268.8	244.6
Construction in progress	30.1	59.6
Total property, plant, and equipment, net	$298.9	$304.2
Depreciation, depletion and amortization expense on property, plant, and equipment was $27.1 million, $30.7 million, and $28.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

7. OTHER NON-CURRENT ASSETS

Other non-current assets consisted of the following as of December 31:

(In millions)	2022	2021
Stores inventory, non-current	$22.4	$20.5
Internal-use software, net of accumulated amortization	4.9	5.7
Other	4.2	4.9
Total	$31.5	$31.1
During the years ended December 31, 2022, 2021, and 2020, in accordance with ASC 350-40, Internal-Use Software, we capitalized $0.0 million, $0.9 million and $0.5 million, respectively, of certain internal use software development costs. Software development activities generally consist of three stages (i) the research and planning stage, (ii) the application and infrastructure development stage, and (iii) the post-implementation stage. Costs incurred in the planning and post-implementation stages of software development, or other maintenance and development expenses that do not meet the qualification for capitalization are expensed as incurred. Costs incurred in the application and infrastructure development stage, including significant enhancements and upgrades, are capitalized. The Partnership amortizes software development costs on a straight-line basis over the estimated useful life of five to ten years under depreciation and amortization expense which is included in the cost of products sold financial statement line item of the consolidated statements of operations. During the years ended December 31, 2022, 2021, and 2020, we amortized internal use software development costs of $0.8 million, $0.9 million and $0.7 million, respectively. Amortization for these internal use software development costs are expected to be $0.8 million per year.

8.  ACCRUED EXPENSES
Accrued expenses consisted of the following as of December 31:

(In millions)	2022	2021
Accrued capital expenditures	$1.6	$2.9
Accrued energy costs	11.7	7.0
Accrued royalty costs	11.1	7.6
Accrued employee compensation & benefits	11.3	9.1
Accrued other taxes	5.4	4.2
Accrued derivatives	7.9	0.8
Received not invoiced accrual	8.8	8.0
Other accruals	1.8	1.4
Total	$59.6	$41.0

9. DEBT

Long-term debt consisted of the following as of December 31:

(In millions)	2022	2021
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 001 with maturity date of March 26, 2028, fixed interest rate of 2.479%	$21.5	$24.6
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 002 with maturity date of December 17, 2026, fixed interest rate of 2.4207%	23.5	29.0
Sisecam Wyoming Credit Facility, secured principal expiring on October 28, 2026, variable interest rate as a weighted average rate of 5.72% at December 31, 2022	92.0	70.0
Total debt	137.0	123.6
Current portion of long-term debt	8.8	8.6
Total long-term debt	$128.2	$115.0

Aggregate maturities required on long-term debt at December 31, 2022 are due in future years as follows:

(In millions)	Amount
2023	$8.8
2024	9.1
2025	9.3
2026	101.5
2027	8.4
Total	$137.1

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
At December 31, 2022, Sisecam Wyoming was in compliance with all financial covenants of the Sisecam Wyoming Equipment Financing Arrangement.
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
Among other things, Security Note Number 001:
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
In December 2021 a waiver was obtained to accommodate the CoC Transaction.
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
Sisecam Wyoming’s balance under the Sisecam Wyoming Equipment Financing Arrangement at December 31, 2022 was $21.6 million ($21.5 million net of financing costs).
Among other things, Security Note Number 002:
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
•in addition to the aforementioned revolving borrowings, an ability to incur up to $225 million of additional term loan facility indebtedness to finance Sisecam Wyoming’s capacity expansion capital expenditures; (subject to certain conditions);
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
The unused portion of the Sisecam Wyoming Credit Facility is subject to a per annum commitment fee and the applicable margin of the interest rate under the Sisecam Wyoming Credit Facility will be determined as follows:

Pricing Tier	Leverage Ratio	BSBY Rate Loans	Base Rate Loans	Commitment Fee
1	< 1.25:1.0	1.50%	0.50%	0.23%
2	≥ 1.25:1.0 but < 1.75:1.0	1.75%	0.75%	0.25%
3	≥ 1.75:1.0 but < 2.25:1.0	2.00%	1.00%	0.28%
4	≥ 2.25:1.0 but < 3.00:1.0	2.25%	1.25%	0.30%
5	≥ 3.00:1.0 but < 3.50:1.0	2.50%	1.50%	0.33%
6	≥ 3.50:1.0	2.75%	1.75%	0.35%

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
At December 31, 2022, Sisecam Wyoming was in compliance with all financial covenants of the Sisecam Wyoming Credit Facility.
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

10. OTHER NON-CURRENT LIABILITIES

Other non-current liabilities consisted of the following as of December 31:

(In millions)	2022	2021
Reclamation reserve	$8.4	$8.0
Derivative instruments and hedges, fair value liabilities, and other	0.6	1.8
Accrued non income tax related taxes	7.1	—
Total	$16.1	$9.8
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

(In millions)	2022	2021
Reclamation reserve balance at beginning of year	$8.0	$7.3
Accretion expense	0.4	0.4
Reclamation adjustments (1)	—	0.3
Reclamation reserve balance at end of year	$8.4	$8.0

(1) The reclamation costs are periodically evaluated for adjustments by the Wyoming Department of Environmental Quality. See Note 14 “Commitments and Contingencies,” “Mine Permit Bonding Commitment” for additional information on our reclamation reserve at December 31, 2022 and 2021.

11. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Sisecam Chemicals and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the retirement plans for salaried employees and hourly employees (the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. The Retirement Plans cover substantially all full-time employees hired before May 1, 2001. Sisecam Chemicals’ Retirement Plans had a net liability balance of $26.6 million and $32.8 million at December 31, 2022 and December 31, 2021, respectively. Sisecam Chemicals’ current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portion of the Retirement Plans’ net periodic pension (benefit) cost for the years ended December 31, 2022, 2021 and 2020 was ($3.7) million, ($2.7) million and ($1.3) million, respectively. The variation in annual pension (benefit) cost was driven by a better-than-expected return on assets and lower interest expense assumptions.
Savings Plan - The 401(k) Retirement Plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan for the years ended December 31, 2022, 2021 and 2020 were $3.6 million, $3.4 million and $3.4 million, respectively.
Postretirement Benefits - Most of the Partnership’s employees hired before January 2, 2017 are eligible for postretirement benefits other than pensions if they reach age 58 while still employed with at least 10 years of service.
The postretirement benefits are accounted for by Sisecam Chemicals on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, is not funded, and Sisecam Chemicals has the right to modify or terminate the plan. The post-retirement plan had a net unfunded liability of $7.7 million and $10.7 million on December 31, 2022, and December 31, 2021, respectively.
The Partnership’s allocated portion of postretirement cost (benefit) for the years ended December 31, 2022, 2021 and 2020, was $0.7 million, $0.9 million and $1.2 million, respectively.

12. EQUITY - BASED COMPENSATION
In July 2013, our general partner established the Sisecam Resource Partners LLC 2013 Long-Term Incentive Plan (as amended to date, the “Plan” or “LTIP”). Under the LTIP as it existed at December 31, 2022, the Partnership is authorized to grant various unit based awards of our common units to employees, officers, consultants and non-employee directors. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights (“DERs”), cash awards and other unit-based awards.
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan. As of December 31, 2022, subject to further adjustment as provided in the Plan, a total of 0.6 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards

During the year ended December 31, 2022, a total of 11,583 common units were granted and fully vested to non-employee directors, and 17,511 were granted during the year ended December 31, 2021. The grant date average fair value per unit of these awards was $19.43 and $13.20 for the years ended December 31, 2022 and 2021, respectively. The total fair value of these awards was approximately $0.2 million during the years ended December 31, 2022 and 2021, respectively.
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
The CoC Transaction as discussed in Note 1, General, “Ownership Structure,” triggered the change in control provisions associated with the time restricted unit awards, resulting in the remaining unvested time restricted unit awards becoming immediately vested as of the CoC Transaction date. As of December 31, 2021, there were no unvested time restricted unit awards and no unrecognized related compensation expense.
The following table presents a summary of activity on the Time Restricted Unit Awards for the years ended December 31, 2022 and 2021:

	2022		2021
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	—	—	21,937	$17.57
Vested	—	—	(20,605)	$17.64
Forfeited	—	—	(1,332)	$16.45
Unvested at the end of the year	—	—	—	—
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
The following table presents a summary of activity on the TR Performance Unit Awards for the years ended December 31:

	2022		2021
(Units in whole numbers)	Number of Units	Grant-Date Average Fair Value per Unit (1)	Number of Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of year	—	—	7,678	$41.53
Vested	—	—	(7,678)	$41.53
Unvested at the end of the year	—	—	—	—

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
As of December 31, 2022, there are no unvested 2019 Performance Unit Awards and no unrecognized awards related compensation expense.
The following table presents a summary of activity on the 2019 Performance Unit Awards for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)	Number of Common Units	Grant-Date Average Fair Value per Unit (1)
Unvested at the beginning of period	25,062	$16.45	29,057	$16.45
Vested (2)	(21,171)	$16.45	—	—
Forfeited	—	—	(3,995)	$16.45
Performance adjustments	(3,891)	$16.45	—	—
Unvested at the end of the period	—	—	25,062	$16.45

(1) Determined by dividing the weighted average price per common unit on the date of grant.
(2)The actual number of shares awarded based on achievement of the Performance Metrics was approximately 84% of the grant target quantity, as approved by the Partnership’s Board of Directors in the year ended December 31, 2022, and was adjusted accordingly.

13. ACCUMULATED OTHER COMPREHENSIVE (LOSS)/INCOME
Accumulated Other Comprehensive (loss)/income
Accumulated other comprehensive (loss)/income, attributable to Sisecam Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive (loss)/income as of December 31, 2022, 2021 and 2020, and changes within the period, consisted of the following:

Gains and Losses on Cash Flow Hedges
(In millions)
Balance at January 1, 2020	$(3.0)
Other comprehensive income before reclassification	1.3
Amounts reclassified from accumulated other comprehensive loss	1.7
Net current-period other comprehensive income	3.0
Balance at December 31, 2020	$—
Other comprehensive income before reclassification	3.0
Amounts reclassified from accumulated other comprehensive income	—
Net current period other comprehensive income	3.0
Balance at December 31, 2021	$3.0
Other comprehensive income before reclassification	23.2
Amounts reclassified from accumulated other comprehensive income	(7.0)
Net current period other comprehensive income	16.2
Balance at December 31, 2022	$19.2
Other Comprehensive Income/(Loss)
Other comprehensive income/(loss), including the portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized gains/(loss) on derivative financial instruments.
The components of other comprehensive income/(loss) consisted of the following for the years ended December 31:

(In millions)	2022	2021	2020
Unrealized gain (loss) on derivatives:
Mark to market adjustment on interest rate swap contracts	$1.5	$0.9	$(0.4)
Mark to market adjustment on financial gas swap contacts	30.1	5.0	6.3
Income on derivative financial instruments	$31.6	$5.9	$5.9
Reclassifications for the period
The components of other comprehensive income/(loss), attributable to Sisecam Resources LP, that have been reclassified consisted of the following for the years ended December 31:

(In millions)	2022	2021	2020	Affected Line Items on the Consolidated Statements of Operations and Comprehensive Income

Details about other comprehensive income/(loss) components:
Interest rate swap contracts	$0.2	$0.4	$0.4	Interest expense
Financial gas swap contacts	(7.2)	(0.4)	1.3	Cost of products sold
Total reclassifications for the period	$(7.0)	$—	$1.7

14. COMMITMENTS AND CONTINGENCIES
Lease and License Commitments
The Partnership leases and licenses mineral rights from the U.S. Bureau of Land Management, the state of Wyoming, Sweetwater Royalties, LLC, a subsidiary of Sweetwater Trona OpCo LLC and the successor in interest to the license with the Rock Springs Royalty Company, LLC (“RSRC”), an affiliate of Occidental Petroleum Corporation (formerly an affiliate of Anadarko Petroleum Corporation), and other private parties which provide for royalties based upon production volume. The Partnership has a perpetual right of first refusal with respect to these leases and license and intends to continue renewing the leases and license as has been its practice.
Sisecam Chemicals enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the years ended December 31, 2022 and 2021, the Partnership shipped over 90% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. If Sisecam Chemicals does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During the years ended December 31, 2022 and 2021, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. Sisecam Chemicals renewed its agreement with the railroad company in October 2021, which expires on December 31, 2025.
The Partnership entered into a 10-year rail yard switching and maintenance agreement on December 1, 2011. Under the agreement, the rail-switching services are provided at the Partnership’s rail yard. The Partnership’s rail yard is constructed on land leased by the third party from Rock Springs Grazing Association and on land that the third party holds an easement from Sweetwater Surface LLC. The land lease is renewable every five years for a total period of thirty years, while the Sweetwater Surface LLC easement is perpetual. The Partnership has agreed with the third party for the assignment of the lease and easement to the Partnership at any time during the land lease term. An immaterial annual rental is paid under the easement and lease. On December 1, 2021, the Partnership entered into a new 10-year agreement for rail yard switching and maintenance services.
As of December 31, 2022, the total minimum contractual rental commitments under the Partnership’s various operating leases, including renewal periods is approximately $1.6 million with the amount due in any of the next five years being immaterial.
Sisecam Chemicals typically enters into operating lease contracts with various lessors for rail cars to transport product to customer locations and warehouses. Rail car leases under these contractual commitments range for periods from one to ten years. Sisecam Chemicals’ obligation related to these rail car leases are $9.4 million in 2023, $7.9 million in 2024, $6.5 million in 2025, $5.2 million in 2026, $2.1 million in 2027 and $0.8 million thereafter. Total lease expense allocated to the Partnership from Sisecam Chemicals was approximately $11.0 million, $10.6 million and $11.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and is recorded in cost of product sold.
Purchase Commitments
We have financial gas swap contracts to mitigate volatility in the price of natural gas. As of December 31, 2022, these contracts aggregate notional value was approximately $39.7 million for the purchase of a portion of our gas requirements over approximately the next two years. The supply purchase agreements have specific commitments of $34.0 million in 2023 and, $5.7 million in 2024.
The Partnership has a separate contract through 2031 for the transportation of natural gas with an average minimum annual cost of approximately $1.5 million per year.
We entered into certain logistic services commitments with various third parties that expire during 2024 and have annual minimum contractual obligations by Sisecam Wyoming of approximately $29.8 million and $14.5 million in 2023 and 2024, respectively.
Legal and Environmental Matters
From time to time, we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any such legal proceedings we may be involved in from time to time to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of any such claims and legal proceedings and whether any damages resulting from them will be covered by insurance.
Mine Permit Bonding Commitment
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). The Surety Bond amount was $41.8 million on December 31, 2022 and 2021.

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
Sisecam Chemicals was the exclusive sales agent for the Partnership and through its membership in ANSAC, through December 31, 2020, Sisecam Chemicals had responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Through December 31, 2020, ANSAC served as the primary international distribution channel for the Partnership and two other U.S. manufacturers of trona-based soda ash. ANSAC operated on a cooperative service-at-cost basis to its members such that typically any annual profit or loss is passed through to the members. As previously disclosed as part of its strategic initiative to gain better direct access and control of international customers and logistics and the ability to leverage the expertise of Ciner Group, the world’s largest natural soda ash producer, effective as of the end of day on December 31, 2020, Sisecam Chemicals exited ANSAC (the “ANSAC termination date”) and ANSAC has no longer been an affiliate since January 1, 2021. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements for 2021, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery. For the year ended December 31, 2022, the total logistic services, which are included in cost of products sold, from affiliates were approximately $15.1 million.
Although ANSAC has historically been our largest customer, the impact of Sisecam Chemicals' exit from ANSAC on our net sales, net income and liquidity was limited. With a low-cost position and improved access to international customers and control over placement of its sales in the international marketplace and logistics, we have adequately replaced these net sales made under the former agreement with ANSAC. Since January 1, 2021, Sisecam Chemicals has managed the Partnership’s sales and marketing activities for exports with the ANSAC exit being complete. In 2022 and 2021, Sisecam Chemicals leveraged the distributor network established by the Ciner Group and continues to evaluate the distribution network and independent third-party distribution partners to optimize our reach into each market.
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
The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
Sisecam Chemicals	$20.0	$17.2	$16.1
ANSAC (1)	N/A	N/A	1.4
Total selling, general and administrative expenses - affiliates	$20.0	$17.2	$17.5

(1) ANSAC allocated its expenses to its members using a pro-rata calculation based on sales.

Net sales to affiliates were as follows:

	Years Ended December 31,
(In millions)	2022	2021	2020
ANSAC	N/A	N/A	$177.9
Total	N/A	N/A	$177.9

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of December 31,
(In millions)	2022	2021	2022	2021
	Accounts receivable from affiliates		Due to affiliates
Sisecam Chemicals	$53.9	$49.3	$3.4	$2.2
Other	—	—	2.7	0.1
Total	$53.9	$49.3	$6.1	$2.3

16. MAJOR CUSTOMERS AND SEGMENT REPORTING
Our operations are similar in geography, nature of products we provide, and type of customers we serve. As the Partnership earns substantially all of its revenues through the sale of soda ash mined at a single location, we have concluded that we have one operating segment for reporting purposes.
The net sales by geographic area consisted of the following:

	Years Ended December 31,
(In millions)	2022	2021	2020
Domestic	$305.0	$276.8	$208.8
International	415.1	263.3	183.4
Total net sales	$720.1	$540.1	$392.2
We have two major international customers which individually account for over 10% of net sales for the years ended December 31, 2022 and 2021 and had one major international customer which accounted for over 10% of net sales for the year ended December 31, 2020. Revenues from these major customers were approximately $188.1 million for the year ended December 31, 2022, $173.0 million for the year ended December 31, 2021, and $177.9 million for the year ended December 31, 2020. The two major international customers in 2022 had a combined accounts receivable balance of $45.9 million at December 31, 2022. The two major international customers in 2021 had a combined accounts receivable balance of $44.7 million at December 31, 2021.

17. FAIR VALUE MEASUREMENTS
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Derivative Financial Instruments
We have interest rate swap contracts, designated as cash flow hedges, to mitigate our exposure to possible increases in interest rates. The swap contracts consist of two individual $12.5 million swaps with an aggregate notional value of $25.0 million at December 31, 2022, and three individual $12.5 million swaps with an aggregate notional value of $37.5 million as of December 31, 2021. The swaps outstanding at December 31, 2022 have various maturities through 2024.
We enter into financial gas swap contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $39.7 million and $24.1 million at December 31, 2022 and December 31, 2021, respectively.
The following table presents the fair value of derivative assets and liability derivatives and the respective locations on our consolidated balance sheets as of December 31, 2022 and December 31, 2021:

	Assets				Liabilities
	2022		2021		2022		2021
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$0.2	Other current assets	$—	Accrued Expenses	$—	Accrued Expenses	$0.2
Financial gas swap contacts - current	Other Current Assets	43.4	Other Current Assets	5.9	Accrued Expenses	7.9	Accrued Expenses	0.6
Interest rate swap contracts - non-current	Other non-current assets	0.8	Other non-current assets	0.1	Other non-current liabilities	—	Other non-current liabilities	0.2
Financial gas swap contacts - non-current	Other non-current assets	1.5	Other non-current assets	2.5	Other non-current liabilities	0.5	Other non-current liabilities	1.4
Total fair value of derivatives designated as hedging instruments		$45.9		$8.5		$8.4		$2.4

Financial Assets and Liabilities not Measured at Fair Value
The carrying value of the Sisecam Wyoming Credit Facility materially reflects the fair value as the rate is variable and its key terms are similar to indebtedness with similar amounts, durations and credit risks. The carrying value of the borrowings under the Sisecam Wyoming Equipment Financing Arrangements had a combined fair value of $41.7 million versus a carrying value of $45.0 million at December 31, 2022. See Note 9, “Debt,” for additional information on our debt arrangements.

18. SUBSEQUENT EVENTS
Distribution Declaration
On February 1, 2023, the Partnership declared its fourth quarter 2022 quarterly distribution. On February 23, 2023, we paid a quarterly cash distribution of $0.50 per limited partner unit to unitholders of record on February 13, 2023. The total combined distribution paid to our limited partners and our general partner was approximately $10.1 million.
On February 9, 2023, the members of the board of managers of Sisecam Wyoming, approved a cash distribution to the members of Sisecam Wyoming in the aggregate amount of $22.0 million. This distribution was paid on February 20, 2023.
Take Private Transaction
On February 1, 2023, the Partnership, our general partner, SCW LLC and Sisecam Chemicals Newco LLC, a Delaware limited liability company and a wholly owned subsidiary of SCW LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our general partner and SCW LLC (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit of the Partnership, other than those held by SCW LLC and its permitted transferees, will be converted into the right to receive $25.00 per common unit in cash without any interest thereon. Immediately following the execution of the Merger Agreement, SCW LLC, which indirectly owns approximately 74% of our common units, delivered to us an irrevocable written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger. As a result, we are not soliciting approval of the transaction by any other holders of our common units. Instead, we will distribute an information statement to our unitholders describing the terms and conditions of the transaction. Upon closing of the transaction, our common units will cease to be listed on the New York Stock Exchange and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended.
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

The Partnership’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, the Partnership’s management identified a material weakness in the design and operation of its internal control over financial reporting. Management concluded that the Partnership has multiple control deficiencies in its revenue process, including inadequate record retention of evidence of an arrangement with customers for the first three quarters of the 2022 and inadequate review of the manual invoicing process, that in the aggregate could cause the Partnership to have material errors in revenue.

Based on the aggregated control deficiencies, the Partnership’s management concluded that at December 31, 2022, a material weakness in the internal control over financial reporting existed and was not remediated. Management identified no errors in connection with this material weakness.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that due to the material weakness described above, the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2022 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been changes in the Partnership’s internal control over financial reporting during the fourth quarter of fiscal year December 31, 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Partners and Board of Directors
Sisecam Resources LP
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Sisecam Resources LP’s (the “Partnership”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Partnership did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Partnership as of December 31, 2022, the related consolidated statement of operations and comprehensive income, equity, and cash flows for the year then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated March 31, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over revenue has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 31, 2023 on those financial statements.

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

/s/ BDO USA, LLP

Atlanta, Georgia
March 31, 2023

Item 9B. Other Information
    Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
    Not applicable

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our general partner manages our operations and activities on our behalf through its directors and officers. SCW LLC, which is indirectly 60% owned by Sisecam USA and 40% owned by Ciner Enterprises, owns all of the membership interests in our general partner and has the right to appoint the entire board of directors of our general partner, including our independent directors, subject to the terms of the Sisecam Chemicals Operating Agreement, which requires the directors of our general partner shall consist of six designees from Sisecam USA, two designees from Ciner Enterprises and three independent directors for so long as our general partner is legally required to appoint independent directors. Our unitholders are not entitled to elect the directors of our general partner’s board of directors or to directly or indirectly participate in our management or operations. In addition, our general partner owes certain duties to our unitholders as well as a fiduciary duty to its owners. References to “our directors” or “our executive officers” refer to the directors or executive officers of our general partner.
The Board of Directors of Our General Partner
The board of directors of our general partner (the “Board”) oversees our operations. The Board’s directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the Board. There are no family relationships among any of our directors or executive officers. The Board held five meetings during the fiscal year ended December 31, 2022.
Our common units are traded on the NYSE. The NYSE does not require publicly traded partnerships listed on its exchange, such as ours, to have, and we do not intend to have, a majority of independent directors on the Board or to establish a compensation committee or a nominating and corporate governance committee.
At the date of this Report, the Board consists of the following members: Mustafa Gorkem Elverici, Alec G. Dreyer, Michael E. Ducey, Oguz Erkan, Hande Eroz, Gokhan Guralp, Thomas W. Jasper, Abdullah Kilinc, Huseyin Kuscu, Selma Oner, and Ebru Sapoglu. The Board has determined that each of Alec G Dreyer, Michael E. Ducey and Thomas W. Jasper qualifies as an independent director under applicable SEC rules and regulations and the rules of the NYSE. Under the NYSE's listing standards, a director will not be deemed independent unless the Board affirmatively determines that the director has no material relationship with us. Based upon information requested from and provided by each director concerning his or her background, diversity, personal characteristics, business experience and affiliations, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, the Board has determined that each of its independent directors has no material relationship with Sisecam Chemicals, Ciner Enterprises, Sisecam USA or us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us, and is therefore independent under the NYSE's listing standards and applicable SEC rules and regulations.
Director Experience and Qualifications
In identifying and evaluating candidates as possible director-nominees of our general partner, Sisecam Chemicals and its members will assess the experience and personal characteristics of the possible nominee against the following individual qualifications, which such parties may modify from time to time:
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

Executive Officers of Our General Partner

The Board appoints all of our executive officers, all of whom are employed by Sisecam Chemicals and devote such portion of their productive time to our business and affairs as is required to manage and conduct our operations. Our executive officers manage the day-to-day affairs of our business and conduct our operations. We will also utilize a significant number of employees of Sisecam Chemicals to operate our business and provide us with general and administrative services.
Directors, Executive Officers and Other Significant Employees of Our General Partner
The following table shows information for the current directors and executive officers of our general partner as of the date of this Report:

Name	Age	Position
Mustafa Görkem Elverici	46	Director of our General Partner and Chairman of the Board
Alec G. Dreyer	64	Director of our General Partner
Michael E. Ducey	74	Director of our General Partner
Oguz Erkan	45	Director of our General Partner
Hande Eröz	45	Director of our General Partner
Gökhan Güralp	46	Director of our General Partner
Thomas W. Jasper	74	Director of our General Partner
Abdullah Kılınç	55	Director of our General Partner
Huseyin Kuscu	39	Director of our General Partner
Selma Öner	49	Director of our General Partner
Ebru Sapoglu (3)	47	Director of our General Partner
Ertugrul Kaloglu (1)	46	President and Chief Executive Officer of our General Partner
Mehmet Nedim Kulaksizoglu (2)	43	Principal Financial Officer and Chief Financial Officer of our General Partner
Christopher L. DeBerry	55	Chief Accounting Officer and Principal Accounting Officer of our General Partner
Marla E. Nicholson	41	Vice President, General Counsel and Secretary of our General Partner
Raymond Katekovich (4)	49	Vice President, Sales & Marketing
(1)Ertuğrul Kaloglu was appointed as President and Chief Executive Officer of our General Partner effective April 15, 2022.
(2)Mehmet Nedim Kulaksızoglu was appointed as Chief Financial Officer of our General Partner effective March 29, 2022.
(3)Ebru Sapoglu was appointed to the board of directors of the General Partner as a Ciner designee effective August 5, 2022.
(4)Raymond Katekovich’s title was changed from “Vice President, Commercial and Corporate Secretary” to “Vice President, Sales & Marketing” effective March 1, 2023 to better align with Sisecam’s overall title conventions. No changes were made to Mr. Katekovich’s scope of duties or otherwise to the nature of his role within the organization.
Mustafa Görkem Elverici was appointed as a director of our general partner in December 2021 and Chairman of the Board in February 2022. Mr. Elverici has served as Chief Financial Officer of Şişecam Parent since May 2014. Mr. Elverici joined Şişecam Parent as Chief Financial Officer of its Flat Glass Group in March 2013. Throughout his career, he has worked in various middle and senior management positions at İşbank, HSBC, Deloitte Consulting and Accenture Consulting from 1998. Mr. Elverici graduated from Middle East Technical University, Faculty of Engineering, Department of Civil Engineering in 1996 and obtained his MBA from Bilkent University in 1998. In 2015, Mr. Elverici completed the Advanced Management Program at Harvard Business School and is currently working on his Ph.D. dissertation on Banking & Finance at Kadir Has University. We believe that Mr. Elverici’s previous leadership positions and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Alec G. Dreyer was appointed director to our General Partner in July 2018. Mr. Dreyer served from 2012 until June of 2020 as a Senior Advisor to IFM Investors, a leading investment management company with over $75 billion under management. He also served as Chairman of the Board of Managers and Audit Committee Chair for Essential Power Investments LLC, an IFM Investors holding prior to its sale in 2016. Mr. Dreyer served as Chairman of the Board, Lead Director and Audit Committee Chair for Comverge, Inc., a clean energy company when it was listed on NASDAQ. Mr. Dreyer also served on the Board of Directors for EcoSecurities Group plc when it was listed on the London Stock Exchange. Prior to his Board tenure, Mr. Dreyer has served as Chief Executive Officer of the Port of Houston Authority, one of the nation’s leading ports. He also was Chief Executive Officer for Horizon Wind Energy LLC, when it was a wholly owned subsidiary of Goldman Sachs & Co. He also has held senior leadership positions at Dynegy Inc., Illinova Corporation, and Illinois Power Company. Mr. Dreyer started his career with Price Waterhouse in St. Louis. Mr. Dreyer is a Certified Public Accountant, is a Phi Beta Kappa graduate in Political Science and Pre-Law from the University of Illinois, and holds a Master of Business Administration Degree with distinction from Washington

University in St. Louis. We believe that Mr. Dreyer’s previous leadership positions and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
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
Oguz Erkan was appointed Chairman of the Board, President and Chief Executive Officer of our general partner in June 2019. Mr. Erkan stepped down as Chairman of the Board of our general partner effective February 11, 2022; he stepped down as President and Chief Executive Officer of our general partner in April 2022 yet he retained the role as President and Chief Executive Officer of Ciner Enterprises Inc. Mr. Erkan has served as a director of the General Partner since July 2016. Mr. Erkan served as Director of International Operations & Coordination at Ciner Enterprises Inc., from January 2015 to November 2015. Mr. Erkan served as Director for Ciner Group in London, UK. from June 2012 until January 2015. Mr. Erkan served as General Manager of Kasimpasa AS, a subsidiary of Ciner Group, and from 2009 to 2012 he served as a Project Director for Middle East and North Africa. Mr. Erkan holds a Bachelor’s Degree in Marketing and International Business from Northwest Missouri State University. We believe that Mr. Erkan’s familiarity with Ciner Group’s businesses and his business acumen provide him with the necessary skills to be a member of the board of directors of our general partner.
Hande Eröz was appointed as a director of our general partner in December 2021. Ms. Eröz has served as Legal Services Chief since July 2021. Ms. Eröz joined Şişecam Parent and served as Legal Affairs Manager from January 2019 to July 2021. Before joining Şişecam Parent, Ms. Eröz worked as lawyer at Bilgen Law Office, Inal Law Office, and Senguler Law Office from June 2001 to March 2008, and served as Legal Counsel at Arçelik A.Ş from April 2008 to December 2018. Ms. Eröz earned a Bachelor of Law from the Istanbul University in 2000. We believe that Ms. Eröz’s previous positions and knowledge of commercial matters provide her with the necessary skills to be a member of the board of directors of our general partner.
Gökhan Güralp was appointed as a director of our general partner in December 2021. Mr. Güralp has served as Chief Financial Officer of Şişecam Parent since July 1, 2021. Mr. Güralp joined Şişecam Parent and served as Financial Control and Reporting Group Manager from November 2015 to January 2016 and as Financial Analysis and Financial Control Director from January 2016 to June 2021. Before joining Şişecam Parent, Mr. Güralp worked as Assistant Auditor at Ernst & Young from 1999 to 2002 and as Auditor from 2002 to 2003, Financial Affairs Manager at Bechtel Enka from 2003 to 2004, Audit Manager at Ernst & Young from 2004 to 2007, and as Audit Manager at Ernst & Young Moscow from 2007 to 2008. After serving as a Senior Manager at Ernst & Young Istanbul from 2008 to 2011, Güralp worked as Budget, Strategic Planning and Reporting Manager at Eti Gıda Sanayi Ticaret A.Ş. from 2011 to 2014. He simultaneously served as Finance Director and Member of the Board of Directors at Eti Romania SRL from 2013 to 2014. Güralp worked as Internal Audit Manager at Zorlu Holding A.Ş. from 2014 to 2015. Mr. Güralp completed his undergraduate education in the Department of Business Administration (English) at Marmara University in 1999. We believe that Mr. Güralp’s previous leadership positions and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Thomas W. Jasper was appointed as a director of our general partner in January 2016, as chair of the conflicts committee in February 2017 and as the Chairperson of the Audit Committee in March 2018. Mr. Jasper has served as Managing Partner of Manursing Partners, LLC, since 2011, and also previously served as Chief Executive Officer of Primus Guaranty, Ltd. from 2001 to 2010. Prior to joining Primus, Mr. Jasper served for 17 years as a key executive of Salomon Brothers, Inc. and its successor companies. Mr. Jasper’s accomplishments at Salomon included: establishing its interest rate swap business, running its Debt Capital Markets platform, serving as Chief Operating Officer of the Asia Pacific Region based in Hong Kong and as Global Treasurer. In 1984 while at Salomon, Mr. Jasper co-founded the International Swaps and Derivatives Association and served as its first Co-Chairman. Mr. Jasper currently serves on the Board of Directors and as Chair of the Audit Committee of the Blackstone funds Blackstone Senior Loan Fund, Blackstone Long-Short Credit Income Fund, Blackstone Strategic Credit Fund and Blackstone Floating Rate Enhanced Income Fund. He received his BBA from Southern Methodist University and his MBA from the University of Texas. We believe that Mr. Jasper’s financial acumen and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Abdullah Kılınç was appointed as a director of our general partner in December 2021. Mr. Kılınç has served as President of Glass Packaging Group Turkey since 2014 and as Glass Packaging Group of Şişecam Parent (“Sisecam Glass Packaging”) since January 2020 following the merger of operations in Turkey and Russia. Mr. Kılınç joined Anadolu Cam Sanayii A.Ş. As Production Engineer at Mersin Plant in 1992, where he later worked as Chief of Production in 1995. Mr. Kılınç was appointed

Assistant General Manager at Mina Ksani Glass Packaging Company in Georgia in 1999. Mr. Kılınç joined Anadolu Cam Sanayii A.Ş. in 2003 as Management and Sales HQ Business Development Manager. Subsequently, Kılınç served within the Glass Packaging Group as General Manager of the Ruscam Ufa Plant, Operations Director of Russia Operations, and Operations Director of the Group. Mr. Kılınç graduated with a Bachelor’s degree in Mechanical Engineering from Middle East Technical University in 1990 and completed the Advanced Management Program at Harvard Business School in 2013. We believe that Mr. Kılınç’s previous leadership positions and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Huseyin Kuscu was appointed as a director of our general partner in December 2021. Since October 2021, Mr. Kuscu has also served as Senior Finance Manager of our general partner. Between December 2020 and September 2021, he served as a Finance Director of the Ciner Group. Prior to these positions, Mr. Kuscu worked at Garanti BBVA, a Turkish financial services company. He held various management roles from 2006 to November 2020, earning a solid track record of successful financial management and fiscal responsibility. Mr. Kuscu earned a Bachelor of Science degree in Industrial Engineering from the Bilkent University in Turkey in 2006. We believe that Mr. Kuscu’s previous leadership positions and knowledge of business matters provide him with the necessary skills to be a member of the board of directors of our general partner.
Selma Öner was appointed as a director of our general partner in December 2021. Dr. Öner has served as Chief Procurement Officer of Şişecam Parent since January 2018. Dr. Öner started her professional career as a Research Assistant at Boğazici University and then joined Şişecam in 1997. She worked as Logistics Engineer at Paşabahce Cam San. ve Tic. A.Ş. And later served in various managerial positions there before becoming Supply Chain Director at Trakya Cam San. A.Ş. In 2017, Dr. Oner was appointed Group Procurement Coordinator at Turkiye Şişe ve Cam Fabrikaları A.Ş. Dr. Öner graduated from Istanbul Technical University, Department of Industrial Engineering in 1995 and received her Master’s degree and Ph.D. from Boğazici University, Department of Industrial Engineering. She completed the General Management program at Harvard Business School in 2014. We believe that Dr. Oner’s previous leadership positions and knowledge of business matters provide her with the necessary skills to be a member of the board of directors of our general partner.
Ebru Sapoglu was appointed as a director of our general partner in August 2022. Ms. Ebru Sapoglu has served as Chief Sales Officer since January 1, 2022 and started her career in the Flat Glass Group of our general partner. Since then, Ms. Ebru Sapoglu has taken responsibility for different functions, including marketing, sales, business and market development projects. Ms. Ebru Sapoglu was appointed as Chief Marketing and Sales Officer in 2016 and Senior Sales and Marketing Director (Flat Glass) in July 2021. She graduated from the Department of Economics in English at Istanbul University. Also, Ms. Ebru Sapoglu completed the Leading in a Global World Program organized by the academic cooperation of Bogazici University and The University of Texas, and the Executive Leadership Program organized by the cooperation of Sisecam and INSEAD. We believe that Ms. Ebru Sapoglu’s knowledge of business matters and previous leadership positions provide her with the necessary skills to be a member of the board of directors of our general partner.
Ertugrul Kaloglu was appointed President and CEO of our general partner in April 2022 and served as Direct Procurement Director of our general partner overseas from 2017 until his appointment to CEO and President. Mr. Kaloglu has over 25 years of experience in the global supply chain in a variety of sectors, including automotive with Tenneco Automotive, household appliances with Arcelik, industrial products with Ingersoll Rand, and telecommunications with Turk Telecom. Mr. Kaloglu is an industrial engineer with a Bachelor of Science degree from Middle East Technical University, a Master of Science degree from Marmara University, and is an alumnus of Insead’s Executive Program. We believe that Mr. Kaloglu’s business acumen and familiarity with the global supply chain provide him with the necessary skills to be the President and CEO of our general partner.
Mehmet Nedim Kulaksızoglu was appointed as Chief Financial Officer of our general partner in March 2022. Previously, Mr. Kulaksızoglu was Chief Financial Officer of Pacific Soda LLC, a joint venture between our general partner and the affiliates of the Partnership. Immediately before assuming that role, he served as global head of taxation for our general partner overseas, a position that he was appointed to in June 2016. Mr. Kulaksızoglu also served as CFO for the glass packaging group in certain territories. He held both a Plant General Manager role as well as financial and operational leadership roles in the European operations of our general partner and financial roles in Turkey. Mr. Kulaksızoğlu has a degree in Economics from Dokuz Eylul University and is an alumnus of Harvard Business School's General Management Program. We believe that Mr. Kulaksızoglu’s financial acumen and knowledge of the business provide him with the necessary skills to be the Chief Financial Officer of our general partner.
Christopher L. DeBerry was appointed as Chief Accounting Officer of our general partner in July 2017 and principal financial officer of our general partner effective January 1, 2019. Mr. DeBerry served as Controller of the Partnership from October 2014 to July 2017. Prior to joining the Partnership, Mr. DeBerry served as the Assistant Corporate Controller with Axiall Corporation from September 2006 to August 2014. Mr. DeBerry earned his Master of Accounting and Bachelors of Science in Accounting degrees from Florida State University and is a certified public accountant in the state of Georgia. We believe that Mr. DeBerry's financial acumen and knowledge of business matters provide him with the necessary skills to be Chief Accounting Officer of our general partner.

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
Raymond Katekovich was appointed as Vice President, Sales & Marketing of our general partner effective as of March 1, 2023. Prior to that, he served as Vice President, Commercial at Sisecam Chemicals, where he managed certain sales and marketing activities, from February 2019 until February 2020. From June 2017 to February 2019, Mr. Katekovich served as Director, Commercial at Sisecam Chemicals. Prior to joining Sisecam Chemicals, from January 2011 to May 2017, Mr. Katekovich served as the Business Director for Caustic Soda and PVC at PPG Industries, Inc, Axiall Corporation and Westlake Chemical Corporation, where he was responsible for financial management and had direct responsibilities associated with the commercial aspects of the respective businesses. Before his role as Business Director, Mr. Katekovich spent over 15 years in various operations, sales and management positions in these same commodity chemical businesses. Mr. Katekovich holds a Bachelor’s Degree in Chemical Engineering from West Virginia University and a Masters in Business Administration from the Joseph M. Katz Graduate School of Business at the University of Pittsburgh.
Committees of the Board of Directors
The Board has established an audit committee and a conflicts committee. Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer are the members of the audit committee, and Thomas W. Jasper serves as chairperson. Michael E. Ducey, Thomas W. Jasper and Alec G. Dreyer are the members of our conflicts committee; and Thomas W. Jasper serves as the chairman. The Board will determine whether to refer a matter to the conflicts committee on a case-by-case basis in accordance with our partnership agreement. We do not have a compensation committee, but rather the Board approves equity grants to and compensation of our directors, and Sisecam Chemicals approves compensation of our officers subject to our review and approval under the Services Agreement.
Audit Committee
We are required to have an audit committee of at least three members who meet the independence and experience standards established by the NYSE and the Exchange Act. In accordance with the rules of the NYSE, we have appointed three independent directors of the audit committee. The Board has determined that each director appointed to the audit committee is “financially literate,” and Michael E. Ducey and Alec G. Dreyer, who are members of the audit committee, and Thomas W. Jasper, who serves as chairperson of the audit committee, each has “accounting or related financial management expertise” and constitutes an “audit committee financial expert” in accordance with SEC and NYSE rules and regulations. The audit committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.sisecamusa.com under the Investor Overview - Governance Documents tab.
The audit committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and partnership policies and controls. The audit committee operates under a written charter and has been given the sole authority to (1) retain and terminate our independent registered public accounting firm, (2) approve all auditing services and related fees and the terms thereof performed by our independent registered public accounting firm, (3) establish policies and procedures for pre-approval of all audit, non-audit and internal control related services to be rendered by our independent registered public accounting firm and (4) review and evaluate all related party transactions or dealings with parties related to us and disclosures of such transactions or dealings in our annual report on Form 10-K. The audit committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has been given unrestricted access to the audit committee and our management, as necessary. The audit committee met ten times during the fiscal year ended December 31, 2022.
Conflicts Committee
The conflicts committee reviews specific matters that may involve conflicts of interest between our general partner or any of its affiliates, on the one hand, and us, our partners and any of our subsidiaries, on the other hand, in accordance with the terms of our partnership agreement. The conflicts committee operates pursuant to a written charter, an electronic copy of which is available on our website at www.sisecamusa.com under the Investor Overview - Governance Documents tab. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, including SCW LLC; may not hold an ownership interest in our general partner or its affiliates other than common units or awards under any long-term incentive plan, equity compensation plan or similar plan implemented by our general partner or the partnership; and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors. Any matters approved by the conflicts committee will be conclusively deemed to be in our best interest, approved by all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders. Any unitholder challenging any matter approved by the conflicts committee will have the burden of proving that the members of the conflicts committee did not believe that the matter was in the best interests of our partnership. Moreover, any acts taken or omitted to be taken in reliance upon the advice or opinions of experts such as legal counsel, accountants, appraisers, management consultants and investment bankers, where our general partner (or any members of the Board including any member of the conflicts committee) reasonably believes the advice or opinion to be within such person's professional or expert competence, shall be conclusively presumed to have been done or omitted in good faith. The conflicts committee met 29 times in 2022.
Board Leadership Structure and Role in Risk Oversight
The Board does not mandate the separation of the offices of chairperson of the Board and chief executive officer. Instead, that relationship is defined and governed by the first amended and restated limited liability company agreement, as amended, of our general partner, which permits the same person to hold both offices. The Board believes that whether the offices of Chairperson of the Board and Chief Executive Officer are combined or separated should be decided by the Board, from time to time, in its business judgment after considering relevant circumstances. On February 11, 2022, Mr. Erkan resigned as Chairperson of the Board and effective as of the same date, Mr. Mustafa Görkem Elverici was appointed as the new Chairperson of the Board to serve until the earlier of his removal, his death or resignation. Directors of the Board are designated or elected in accordance with the terms of the limited liability company agreement of our general partner and the Sisecam Chemicals Operating Agreement. Pursuant to such arrangements, the Board shall consist of six designees from Sisecam USA, two designees from Ciner Enterprises and three independent directors for as long as our general partner is legally required to appoint such independent directors. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.
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
•providing feedback regarding these meetings to the Chairperson of the Board; and
•otherwise serves as a liaison between the independent directors and the Chairperson of the Board.
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
Delinquent Section 16(a) Reports
To our knowledge, based solely on a review of our the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for one Form 3 filed late for Ms. Sapoğlu on August 16, 2022.

Code of Conduct
We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, as well as other employees. We intend to disclose any amendments to or waivers of the code of conduct on behalf of our Chief Executive Officer, principal financial officer, Chief Accounting Officer and persons performing similar functions on our website at www.sisecamusa.com under the Investor Overview - Governance Documents tab. Additionally, the Board has adopted corporate governance guidelines for the directors and the Board. The code of conduct and the corporate governance guidelines may be found on our website at www.sisecam.usa.com under the Investor Overview - Governance Documents tab.

ITEM 11. Executive Compensation
Background
This “Compensation Discussion and Analysis” or “CD&A” sets forth an overview of the philosophy, objectives and elements of the executive compensation program for executives who perform services on our behalf and the key executive compensation decisions that were made by us or Sisecam Chemicals Resources LLC (formerly known as Ciner Resources Corporation and OCI Chemical Corporation) for 2022. This CD&A provides context and background for the compensation earned by and awarded to our general partners’ named executive officers (“NEOs”), as reflected in the compensation tables contained in the CD&A.
For 2022, our general partners’ NEOs were as follows:
    Individuals Serving as Named Executive Officers as of December 31, 2022:
•Ertugrul Kaloglu, President and Chief Executive Officer
•Mehmet Nedim Kulaksizoglu, Chief Financial Officer
•Christopher L. DeBerry, Chief Accounting Officer and Corporate Controller
•Marla Nicholson, Vice President, General Counsel and Secretary
•Raymond Katekovich, Vice President, Sales & Marketing
Other individuals that Served as Executive Officers during the year ended December 31, 2022 but Resigned Prior to December 31, 2022:
Mr. Oguz Erkan resigned as President and Chief Executive Officer, effective as of April 15, 2022, and Mr. Ahmet Tohma resigned as Chief Financial Officer, effective as of March 29, 2022.
Executive Summary
We are managed by our general partner and neither we nor our general partner directly employs any of the persons responsible for managing our business. Instead, the executive officers of our general partner are employees of Sisecam Chemicals. Other than awards that may be granted by our Board under our general partner’s 2013 Long-Term Incentive Plan (as amended to date, the “Plan”), it is Sisecam Chemicals that has ultimate decision making authority to determine and approve the compensation program and individual compensation of the employees who perform services on our behalf, including the NEOs. Sisecam Chemicals indirectly owns and controls our general partner and indirectly owns approximately 72% of the outstanding limited partner interests in us and all of our incentive distribution rights. We reimburse Sisecam Chemicals for such services and compensation, and our reimbursement is governed by the Services Agreement, dated as of October 23, 2015 (the “Services Agreement”), by and among us, our general partner and Sisecam Chemicals, under which we have agreed to pay Sisecam Chemicals an annual management fee, subject to quarterly adjustments, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Sisecam Chemicals is determined based on the estimated time the employees are expected to spend on our business, and the costs for such employees, including the NEOs, are determined based on Sisecam Chemicals’ compensation policies and practices. Each of the NEOs devoted a majority of their time to our business for the year ended December 31, 2022.
Neither we nor our general partner maintains any employee benefit plans or arrangements, or any defined benefit pension plans, nonqualified deferred compensation plans or retirement plans. Rather, the NEOs are eligible to participate under the same plans that Sisecam Chemicals offers to similarly situated employees and we reimburse Sisecam Chemicals for amounts allocated to the NEOs under such plans to the extent such expenses are allocated to the Partnership under the Services Agreement.
Determination of Compensation Decisions
Other than awards that may be granted under the Plan, Sisecam Chemicals determines and sets the compensation of the employees that perform services on our behalf, including the NEOs, and, as a result, retains ultimate decision-making authority as to the compensation philosophy for its employees, including the NEOs. We reimburse Sisecam Chemicals for such services and compensation, and our reimbursement is governed by the Services Agreement, under which we have agreed to pay Sisecam Chemicals an annual management fee, subject to quarterly adjustments, with estimates of such proposed annual fees and costs subject to initial review and approval by our Board. The annual management fee proposed by Sisecam Chemicals is determined based on the estimated time the employees, including the NEOs, are expected to spend on our business, and the costs for such employees, including the NEOs, are determined based on Sisecam Chemicals’ compensation policies and practices. We have no control over and do not direct or establish Sisecam Chemicals’ executive compensation policies and practices, but instead our Board annually reviews the estimated annual management fee proposed by Sisecam Chemicals and reviews any quarterly adjustments made by Sisecam Chemicals to such fee.
Because neither we nor our general partner directly employ any of the NEOs and because Sisecam Chemicals has ultimate decision-making authority as to the compensation for the NEOs to manage our business and affairs, we did not provide traditional fixed or discretionary compensation (e.g., salary or bonus) to the NEOs in 2022. Rather, we reimburse Sisecam Chemicals for those amounts and other benefits provided by Sisecam Chemicals or its affiliates or related parties to the NEOs that are allocated to us and subject to reimbursement under our Services Agreement. At the same time, we believe that the NEOs should have an ongoing stake in our success, that their interests should be aligned with those of our unitholders and that the best interests of our unitholders may be further advanced by enabling the NEOs who are responsible for our management, growth and success, to receive compensation in the form of long-term incentive awards. Accordingly, our Board periodically grants long-term incentives in the form of awards under the Plan, which was adopted in connection with our initial public offering and is administered by our Board. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards. All awards granted under the Plan are approved by our Board. All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan.
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
Our Board believes that mix of base salary, incentive cash awards and other employment benefit plan or arrangements determined by Sisecam Chemicals and allocated to us under the Services Agreement and equity-based awards granted by our Board under the Plan fit the Partnership’s overall compensation objectives. Our Board believes this mix of compensation provides competitive compensation opportunities to align and drive employee performance in support of the Partnership’s business strategies, as well as Sisecam Chemicals’, and to attract, motivate and retain high-quality talent with the skills and competencies required by the Partnership and Sisecam Chemicals.
Elements of Compensation
Overview
Sisecam Chemicals provides compensation to its executives in the form of (i) base salaries, (ii) annual performance-based cash incentive awards under an incentive compensation plan of Sisecam Chemicals     (the “Short-Term Bonus”) that provides cash incentive compensation to its executive employees and salaried employees tied to our annual EBITDA, tons produced and controllable costs, and (iii) participation in various other employment plans and arrangements, including (1) medical, dental, vision, disability and life insurance plans for its employees, (2) a 401(k) retirement plan (the “401(k) Plan”), which permits employees to contribute specified percentages of their compensation, (3) a post-retirement benefit plan (“Post-Retirement Plan”), which enables its employees to obtain postretirement benefits, other than pensions, accounted for on an accrual basis over an employee’s period of service, if such employees reach retirement age while still employed, and (4) deferred-compensation plans (“Deferred Compensation Plans”), which allow a select group of management employees to defer compensation to a future date. Other than our Board’s review of the management fee under the Services Agreement, all determinations with respect to such benefits are made by Sisecam Chemicals, or the plans, as the case may be, without input from us, our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us pursuant to the Services Agreement.
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

The NEOs are not subject to any agreements or arrangements with us or our general partner pursuant to which they would receive any payments or benefits in connection with a termination of their employment or a change in control of us or our general partner, other than with respect to our current restricted unit awards and performance-based unit awards granted to the NEOs under the Plan which contain provisions that could accelerate vesting of the award in certain situations. In addition, we could be required to reimburse Sisecam Chemicals for amounts awarded to the NEOs and allocated to us under the Short-Term Bonus in connection with an NEO’s termination of employment or a change in control of us or our general partner.
Base Salary.
As discussed above, we reimburse Sisecam Chemicals for an annual management fee under our Services Agreement. Base salaries allocated to the NEOs under the Services Agreement are generally designed by Sisecam Chemicals to provide competitive fixed rates of pay recognizing employees’ different levels of responsibility and performance. In setting base salaries for its officers, Sisecam Chemicals considers factors including, but not limited to, the scope of the officer’s responsibilities, individual contribution, experience and sustained performance, general economic conditions, industry specific business conditions, base salaries for comparable positions in similar industries, the tenure of the officers and base salaries of the officers relative to one another. Adjustments are made generally by Sisecam Chemicals in accordance with the considerations described above and to maintain base salaries at competitive levels. The annual management fee proposed by Sisecam Chemicals is determined based on the estimated time such employees are expected to spend on our business and the compensation principles set forth above.
The allocable portion of the base salaries paid to the NEOs during the fiscal year ended December 31, 2022 are set forth in the table below and in the “Salary” column of the “Summary Compensation Table”:

Named Executive Officer	2022 Total Base Salary Allocable to Us (%)
Ertugrul Kaloglu	63%
Mehmet Nedim Kulaksizoglu	70%
Christopher L. DeBerry	88%
Raymond Katekovich	97%
Marla Nicholson	91%
Oguz Erkan (1)	69%
Ahmet Tohma (2)	39%
(1) Mr. Oguz Erkan resigned as President and Chief Executive Officer of our general partner effective April 15, 2022.
(2) Ahmet Tohma resigned as Chief Financial Officer of our general partner effective March 29, 2022.
Cash Incentive Awards.
In addition to reimbursing Sisecam Chemicals under the Services Agreement for allocable portions of the base salaries of the NEOs, we also reimburse Sisecam Chemicals for the amounts of annual cash incentive awards provided to the NEOs under the Short-Term Bonus that are allocated to the Partnership. The percentage of each NEO’s annual cash incentive award that is allocated to the Partnership is equal to the portion of the NEO’s base salary that is allocated to the Partnership as set forth above. Annual cash incentive awards are used by Sisecam Chemicals to motivate and reward its executives and employees for the achievement of objectives aligned with value creation and/or to recognize individual contributions to our performance.  The amount of any annual cash incentive payment to the NEOs are generally set by Sisecam Chemicals using a target bonus amount equal to a percentage of each NEO’s annual base salary. Sisecam Chemicals then determines the actual amount of such annual cash incentive payment to the NEOs based upon the Partnership’s actual performance and such NEO’s individual performance. Other than our periodic review of the amount reimbursable under our Services Agreement, such annual incentive bonuses are determined on a discretionary basis solely by Sisecam Chemicals without input from us, our general partner or our Board. Unless otherwise determined, payments under the Short-Term Bonus have historically been subject to an individual’s continued employment through the end of the applicable calendar year.
For 2022, annual cash incentive bonuses were targeted at the percentage of each NEO’s annual base salary as shown below:

Named Executive Officer	2022 Target Bonus as a Percent of Base Salary
Ertugrul Kaloglu	30%
Mehmet Nedim Kulaksizoglu	30%
Christopher L. DeBerry	30%
Raymond Katekovich	30%
Marla Nicholson	50%
Oguz Erkan (1)	55%
Ahmet Tohma (2)	—%
(1) Mr. Oguz Erkan resigned as President and Chief Executive Officer of our general partner effective April 15, 2022.
(2) Ahmet Tohma resigned as Chief Financial Officer of our general partner effective March 29, 2022. Mr. Tohma’s overall compensation package did not contemplate nor did he receive a bonus for 2022.
For 2022, each NEO was eligible to receive an annual cash incentive bonus based on achievement of pre-established targets for EBITDA, tons produced, and controllable costs for the Partnership of approximately $134.1 million and 2.8 tons, and $136.8 million, respectively. For the purpose of calculation under the Short-Term Bonus, EBITDA was defined as earnings before interest, taxes, depreciation and amortization. Under the Short-Term Bonus, bonus payments are based 60% on meeting or exceeding target EBITDA, 20% on meeting or exceeding tons produced target, and 20% on meeting or exceeding controllable costs target as well as individual performance in connection with achievement of such targets. An individual performance multiplier ranging from 0x to 1.50 x is applied based on the NEOs 2022 performance rating. There are generally no payouts for results below 75% of the EBITDA target. The maximum payout multiplier is capped at 2.0x.
EBITDA, tons produced and controllable costs used by Sisecam Chemicals for each NEOs’ bonus calculation for the year ended December 31, 2022 was: $171.6 million (“2022 EBITDA”), 2.8 million (“2022 tons produced”) and $131.7 million (“2022 Controllable Costs”), respectively. Based on 2022 EBITDA, 2022 tons produced, and 2022 controllable costs achieved by the Partnership, Messrs. DeBerry, Kaloglu, Katekovich, and Kulaksizoglu, and Ms. Nicholson earned annual incentive bonuses allocable to us equal to $189,268, $140,513, $197,001, $121,545, and $277,019, respectively, representing 50%, 50%, 50%, 50% and 70% of their annual 2022 base salary.
Long-Term Equity Incentive Awards.
In addition to the salaries and cash incentive awards paid by Sisecam Chemicals to the NEOs and reimbursable by us under the Services Agreement, our Board administers the Plan and approves awards granted under the Plan to the NEOs. The Plan is intended to provide incentives that will attract, motivate and retain valued employees, offering them a greater stake in our success and a closer identity with us in order to better align them with the long-term interests of our unitholders, and to reward excellence and performance that increases the value of our units. The Plan provides for awards in the form of common units, phantom units, distribution equivalent rights, cash awards and other unit-based awards.
As of December 31, 2022, and subject to adjustments as provided in the Plan, there were a total of 610,363 common units available for issuance under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. To date, awards under the Plan that have been granted to the NEOs include (i) time-based vesting conditions (“restricted unit awards”), (ii) performance-based vesting conditions linked to the relative performance of the Partnership’s common units during a predetermined performance period (“TR performance-based unit awards”) and (iii) performance-based vesting conditions linked to the achievement of certain financial, operating and safety-related performance metrics (“2019 performance-based unit awards”).
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
In 2022, Mr. DeBerry, Mr. Erkan, Mr. Katekovich and Ms. Nicholson had 3,245, 8,321, 4,599, and 1,173 2019 performance units, respectively, vest on January 28, 2022, all of which were originally granted on September 23, 2019.
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
The Short-Term Bonus provided by Sisecam Chemicals also contains provisions that could accelerate vesting of the payment in certain situations. For the Short-Term Bonus, if a “change in control” occurs, those individuals associated with the business that is sold will be paid their pro-rata portion of the applicable incentive award. To be eligible, a participant must be an active employee as of the date of the change in control. The pro-rata calculation will use the participant’s annual base salary in effect as of the date of the change in control and actual business results through the change in control. The financial goals and the individual participation percentage will be pro-rated through the date of the change in control and no individual performance multiplier will apply.
The Short-Term Bonus generally describes a “change in control” as occurring in the event that Sisecam Chemicals completes a direct or indirect sale to an unrelated third party of all or substantially all of the equity interests or assets in one of the businesses covered by the Short-Term Bonus.
Other Elements of Compensation and Perquisites
Neither we nor our general partner sponsor any employee benefit plans or arrangements, any defined benefit pension plan or nonqualified deferred compensation plans or any retirement plans for the NEOs, and neither we nor our general partner provide the NEOs with any perquisites. Instead, these types of benefits are provided in certain situations to the NEOs in connection with their employment by Sisecam Chemicals and are governed in all cases by the terms of the applicable plan documents. The NEOs have been eligible to participate under the same plans that Sisecam Chemicals offers to its other employees with respect to medical, dental, vision, disability and life insurance plans, and the NEOs have participated in the Short-Term Bonus, the 401(k) Plan and the Post-Retirement Plan. The NEOs participate in these plans on the same basic terms as all other similarly situated employees. The NEOs also participate in Deferred Compensation Plans and receive certain perquisites provided by Sisecam Chemicals. For the year ended December 31, 2022, perquisites included a company car for Mr. Ertugrul, Mr. Kulaksizoglu, Mr. Erkan and Mr. Tohma, a country club membership for Mr. Katekovich, Housing Allowances for Mr. Kaloglu and Mr. Kulaksizoglu and Education Allowance for Mr. Kaloglu. All determinations with respect to such benefits are made by Sisecam Chemicals, or the plans, as the case may be, without input from us or our general partner or our Board, and we only bear the cost of such program or benefits that are charged back to us under the provisions of the Services Agreement.
Compensation Committee Interlocks and Insider Participation
As a limited partnership, we are not required by the New York Stock Exchange (“NYSE”) to establish a compensation committee. As discussed above, we do not directly employ any of the NEOs and, outside of the Plan, all compensation granted to the NEOs is under Sisecam Chemicals’ ultimate control. Our Board does not currently intend to establish a compensation committee.
Compensation Consultants
Our Board did not retain a compensation consultant in 2022.
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
Compensation Risk Assessment
Based on an internal review by our Board of the Plan, the Services Agreement and its understanding of the material compensation programs of Sisecam Chemicals, our general partner has concluded that there are no plans that provide meaningful incentives for employees, including the NEOs, to take risks that would be reasonably likely to have a material adverse effect on the Partnership.
CEO Pay Ratio

Neither we nor our general partner have any employees. As a result, we have no basis for disclosing the annual compensation and corresponding ratio as required under Item 402(u) of Regulation S-K.
Compensation Committee Report
    Our Board has reviewed and discussed with management the compensation discussion and analysis contained in this Report as required by Item 402(b) of Regulation S-K. Based on such review and discussion, our Board has recommended that this Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2022.
Members of the board of directors of Sisecam Chemicals
Mustafa Gorkem Elverici
Alec G. Dreyer
Michael E. Ducey
Oguz Erkan
Hande Eroz
Gokhan Guralp
Thomas W. Jasper
Abdullah Kilinc
Huseyin Kuscu
Selma Oner
Ebru Sapoglu

Compensation Risk Assessment
Based on an internal review by our Board of the Plan, the Services Agreement and its understanding of the material compensation programs of Sisecam Chemicals, our general partner has concluded that there are no plans that provide meaningful incentives for employees, including the NEOs, to take risks that would be reasonably likely to have a material adverse effect on the Partnership.
EXECUTIVE COMPENSATION
Summary Compensation Table
The following table summarizes the compensation paid to the NEOs and allocated to the Partnership for the fiscal years ended December 31, 2022, 2021 and 2020, as applicable. Other than for awards granted under the Plan, it is Sisecam Chemicals that has ultimate decision making authority to determinate and approve the compensation program and individual compensation of the employees that perform services on our behalf, including the NEOs, and we reimburse Sisecam Chemicals for such services and compensation under the Services Agreement. Other than for awards granted under the Plan, the amounts reflected in the columns of the summary compensation table reflect the amounts we incurred for such services from the NEOs, in accordance with our Services Agreement with Sisecam Chemicals. We believe these expenses accurately reflect amounts paid to the NEOs as compensation for the services provided to us.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Unit Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Ertugrul Kaloglu, President and Chief Executive Officer (5)	2022	$268,868	$—	$—	$140,513	$86,288	$495,669
Mehmet Nedim Kulaksizoglu Chief Financial Officer (6)	2022	$186,577	$—	$—	$121,545	$38,192	$346,314
Christopher L. DeBerry, Chief Accounting Officer	2022	$370,672	$—	$—	$189,268	$37,708	$597,648
	2021	$323,484	$—	$—	$114,905	$26,884	$465,273
	2020	$288,896	$43,956	$—	$—	$24,822	$357,674
Raymond Katekovich Vice President, Sales & Marketing	2022	$387,592	$—	$—	$197,001	$55,766	$640,359
	2021	$375,810	$—	$—	$132,990	$43,362	$552,162
	2020	$360,810	$104,065	$—	$—	$36,764	$501,639
Marla Nicholson, Vice President, General Counsel and Secretary	2022	$382,931	$—	$—	$277,019	$38,348	$698,298
	2021	$343,067	$—	$—	$222,588	$30,263	$595,918
	2020	$316,587	$80,283	$—	$—	$27,199	$424,069
Oguz Erkan Former President and Chief Executive Officer (7)	2022	$160,267	$—	$—	$—	$4,853	$165,120
	2021	$529,716	$—	$—	$341,190	$29,331	$900,237
	2020	$545,995	$150,149	$—	$—	$29,324	$725,468
Ahmet Tohma (8) Former Chief Financial Officer	2022	$66,201	$—	$—	$—	$6,311	$72,512
	2021	$457,148	$—	$—	$—	$26,658	$483,806
	2020	$387,047	$39,420	$—	$—	$48,954	$475,421

(1) The 2020 amounts in the “Bonus” column for Messrs. DeBerry, Katekovich, Erkan and Ms. Nicholson reflect the allocated portions of discretionary bonus payments Sisecam Chemicals made in recognition of the hard work and dedication exemplified during the unprecedented challenges faced by the organization during 2020, and for Mr. Tohma reflect a new hire bonus.
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
(3) For the years ended December 31, 2022 and 2021, the amounts shown in this column reflect awards under Sisecam Chemicals Resources LLC’s Short-Term Bonus that were allocated to and reimbursed by us under the Services Agreement. The 2022 amounts represent payments that were earned in 2022 and paid by us in early 2023, and the 2021 amounts represent payments that were earned in 2021 and paid by us in early 2022.
(4) Amounts shown in this column for each of 2022 include the following: taxable gifts, taxable compensation for wellness programs, employer contributions to non-qualified deferred compensation plans, taxable value of company-provided vehicles, taxable value of fitness center reimbursements, company contributions to Health Savings Accounts, value of country club membership, company contributions to the 401(k) plan Housing Allowance and Education Allowance. The amount shown in this column for Mr. Tohma for 2020 also includes $23,932 for relocation expenses reimbursed directly to third party service providers in connection with his appointment of Chief Financial Officer and Principal Financial Officer of the Partnership in April 2020, which includes “gross-ups” for the related payment of taxes. For a quantification of these benefits for 2022, please see the table below.
(5) Mr. Kaloglu became President and Chief Executive Officer of our general partner, effective April 15, 2022 and as a result, received no compensation for 2021 or 2020.4
(6) Mr. Kulaksizoglu became Chief Financial Officer of our general partner effective March 29, 2022 and as a result received no compensation in 2021 or 2020.
(7) Mr. Erkan resigned as President and Chief Executive Officer of our general partner effective April 15, 2022.
(8) Mr. Tohma resigned as Chief Financial Officer of our general partner effective March 29, 2022.

Quantification of Executive Benefits
For a quantification of these benefits for fiscal year 2022, see table below:

Name	Housing Allowance	Education Allowance	Company Contributions to 401K Retirement Plan	Company Contributions to non-qualified Deferred Compensation Plan	Health Savings Account Company Contributions	Wellness Incentive Payments	Country Club Membership and Fitness Center Reimbursement (1)	Total Other Executive Benefits
Ertugrul Kaloglu	$43,209	$26,478	$16,222	$317	$—	$62	$—	$86,288
Mehmet Nedim Kulaksizoglu	26,034		12,035	—	—	123	—	$38,192
Christopher L. DeBerry	—		21,485	14,660	1,035		528	$37,708
Raymond Katekovich	—		23,709	14,127		291	17,639	$55,766
Marla Nicholson	—		22,123	14,729	1,496		—	$38,348
Oguz Erkan	—		4,802	—	—	51	—	$4,853
Ahmet Tohma	—		6,311	—	—	—	—	$6,311
Total	$69,243	$26,478	$106,687	$43,833	$2,531	$527	$18,167	$267,466
(1) Mr. Katekovich received $17,639 for a Country Club Membership and Mr. DeBerry received $528 in Fitness Center Reimbursement.

Grants of Plan-Based Awards
The following table provides information regarding the amounts that could have been earned under Sisecam Chemicals’ Short-Term Bonus and the Plan and allocated to us under the Services Agreement with respect to 2022.

		Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts under Equity Incentive Plan Awards (2)

Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Unit Awards: Number of Units (#)(3)	Grant Date Fair Value of Unit Awards ($)
Ertugrul Kaloglu
Short-Term Bonus	—	$21,243	$84,971	$169,941	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Mehmet Nedim Kulaksizoglu
Short-Term Bonus	—	$18,375	$73,500	$147,000	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Christopher L. DeBerry
Short-Term Bonus	—	$28,613	$114,453	$228,907	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Raymond Katekovich
Short-Term Bonus	—	$29,782	$119,130	$238,260	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Marla Nicholson
Short-Term Bonus	—	$49,266	$197,064	$394,128	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Oguz Erkan
Short-Term Bonus	—	—	—	—	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—
Ahmet Tohma
Short-Term Bonus	—	—	—	—	—	—	—	—	—
Restricted Units	—	—	—	—	—	—	—	—	—
Performance Units	—	—	—	—	—	—	—	—	—

(1) Reflects the estimated Sisecam Chemicals cash payouts allocable to the Partnership under the Short-Term Bonus in respect of 2022 performance at the threshold, target and maximum levels with respect to each performance measure. All such amounts are primarily set without input from us, our general partner or our Board, and reflect amounts that can be allocated to the Partnership under the Services Agreement. If threshold levels of performance are not met, then the payout can be zero. The maximum value reflects the maximum amount allocable to the Partnership under the Services Agreement. The amounts allocated to the Partnership for the actual bonus payouts for each NEO under the Short-Term Bonus for 2022 are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table set forth above.
(2) No performance-based units were awarded in 2022.
(3) No restricted unit awards were made in 2022.

Outstanding Equity Awards at Fiscal Year-End 2022
The NEOs did not receive any grants of equity or equity-based awards in us or Sisecam Chemicals for the year ended December 31, 2022. There were no equity awards outstanding as of the year ended December 31, 2022.
Units Vested Table
The following table provides information related to the vesting of restricted units and performance-based units during fiscal year ended 2022.

	Sisecam Resources LP Unit Awards
Name	Number of Units Acquired on Vesting	Value Realized on Vesting(1)
Mr. Kaloglu	—	—
Mr. Kulaksizoglu	—	—
Mr. DeBerry	3,245	$76,475
Ms. Nicholson	1,173	$27,644
Mr. Katekovich	4,599	$108,385
Mr. Erkan	8,321	$196,101
Mr. Tohma	—	—

(1) This column reflects restricted unit awards and TR 2019 performance unit awards that vested in 2022 and the fair market value of the common units on the date of vesting, which includes accrued distributions for such common units since the grant date.

Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans
Although neither we nor our general partner sponsors a nonqualified deferred compensation or other nonqualified deferred compensation plan, Sisecam Chemicals maintains a nonqualified deferred compensation plan for certain of its employees, including the NEOs, which we reimburse Sisecam Chemicals for a portion thereof allocated to us under the Services Agreement. The nonqualified deferred compensation plan allows individuals to defer up to 80% of their base pay and up to up to 100% of their Short-Term Bonus. In addition, Sisecam Chemicals contributes a matching contribution on compensation in excess of the dollar amount under Section 401(a)(17) of the IRS code ($305,000 for 2022). That matching contribution is equal to 100% of the first 4% that the NEO contributes to the plan and 50% of the next 2% that an individual contributes to the plan. Sisecam Chemicals. has historically also made an additional discretionary contribution to the plan for individuals hired on or after May 1, 2001. That additional discretionary contribution is equal to 3% of the annual base pay in excess of the dollar amount under Section 401(a)(17) of the IRS code ($305,000 for 2022), provided the individual is employed on December 31 for such year. The allocated expense for each NEO is included in the “All Other Compensation” column of the Summary Compensation Table above. The following table provides information on nonqualified deferred compensation of the NEOs as of December 31, 2022, for whom we reimburse Sisecam Chemicals under the Services Agreement.

		For the Year Ended December 31, 2022
Name	Beginning Balance	Executive Contribution	Registrant Contribution	Aggregate Earnings	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance as of December 31, 2020 ($)
Ertugrul Kaloglu	—	—	—	—	—	—
Mehmet Nedim Kulaksizoglu	—	—	—	—	—	—
Christopher L. DeBerry	$95,755	$46,297	$16,061	$(5,406)	$82,700	$70,008
Raymond Katekovich	$188,761	$93,246	$14,229	$(37,862)	—	$258,374
Marla Nicholson	$41,031	$8,447	$15,655	$(3,964)	$20,412	$40,756
Oguz Erkan (1)	$21,721	—	$9,333	$279	$31,333	$—
Ahmet Tohma (2)	$3,910	—	$7,050	$72	$11,032	$—

(1) Mr. Erkan resigned as President and Chief Executive Officer effective April 15, 2022 and, as a result, his entire balance in the nonqualified deferred compensation plan become payable in a lump sum.
(2) Mr. Tohma resigned as Chief Financial Officer effective March 29, 2022 and as result his entire balance in the nonqualified deferred compensation plan becomes payable in a lump sum.

Potential Payments upon Termination or Change-in-Control

Neither we, or general partner or Sisecam Group or Ciner Group have any employment agreements or severance agreements with the NEOs.
Our current Short-Term Bonus and related allocated costs to us contain provisions that could accelerate the Short-Term Bonus in certain situations, in the event of a (i) termination of an employee due to death or disability or (ii) a change in control (as described below). The Short-Term Bonus does not provide for accelerated vesting in connection with a termination of employment for any reason.
Change in Control Benefits
Pursuant to the Short-Term Bonus, in the event of a “change in control” prior to the determination date thereunder, the participant’s outstanding awards under the Short-Term Bonus shall be paid their pro-rata portion of the applicable incentive award. To be eligible, a participant must be an active employee as of the date of the change in control. The pro-rata calculation will use the participant’s annual base salary in effect as of the date of the change in control and actual business results through the date of the change in control. The financial goals and the individual participation percentage will be pro-rated through the date of the change in control and no individual performance multiplier will apply. The Short-Term Bonus generally describes a “change in control” as occurring in the event that Sisecam Chemicals completes a direct or indirect sale to an unrelated third party of all or substantially all of the equity interests or assets in one of the businesses covered by the Short-Term Bonus.
The following table shows the amount of incremental value that would have been received by each of the NEOs upon certain events of termination or a “Change in Control” resulting from the amount of expense that could be allocated to us by Sisecam Chemicals under the Services Agreement in connection with certain events of termination or a “change in control” under the Short-Term Bonus, as if such event occurred on December 31, 2022. Actual amounts will be determinable only upon termination or a change in control event.

Name	Benefit	Termination Due to Death or Disability ($)	Termination for Any Other Reason ($)	Change of Control with or without Continued Employment ($)
Oguz Erkan	Short-Term Bonus	—	—	—
Ahmet Tohma	Short-Term Bonus	—	—	—
Christopher L. DeBerry	Short-Term Bonus	—	—	189,268
Ertugrul Kaloglu	Short-Term Bonus	—	—	140,513
Raymond Katekovich	Short-Term Bonus	—		197,001
Mehmet Nedim Kulaksizoglu	Short-Term Bonus	—	—	121,545
Marla Nicholson	Short-Term Bonus	—	—	325,904

CEO Pay Ratio
Neither we nor our general partner have any employees. As a result, we have no basis for disclosing the annual compensation and corresponding ratio as required under Item 402(u) of Regulation S-K.
Director Compensation
Officers or employees of Sisecam Chemicals or its affiliates who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of Sisecam Chemicals or its affiliates receive compensation as “non-employee directors.” For fiscal year ended December 31, 2022, our annual retainer for our non-employee directors consisted of approximately $165,000, of which $90,000 was paid in the form of an annual cash retainer and the remaining $75,000 was paid in a fully vested grant of common units under the Plan. The lead director, audit committee chair and the conflicts committee chair were paid additional annual retainers of $10,000, $15,000 and $10,000, respectively. Each non-employee director that did not serve as a non-employee director for the entire fiscal year, received a prorated retainer reflecting their partial year of non-employee director service with us. Members of the Conflicts Committee each received an additional fee of $25,000 and the chair of the Conflicts Committee received an additional $35,000 for the significant time commitment and additional responsibilities related to the July

6, 2022 non-binding proposal Sisecam Chemicals delivered to the Board of Directors of the General Partner regarding acquisition of the outstanding Common Units of the Partnership that Sisecam Chemicals and its affiliates do not currently own.
The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash	Unit Awards	All Other Compensation	Total
	($)(1)	($)(2)	($)	($)
Alec G. Dreyer	$115,000	$75,019	$—	$190,019
Michael E. Ducey	$125,000	$75,019	$—	$200,019
Thomas W. Jasper	$150,000	$75,019	$—	$225,019

(1) The amounts shown in this column reflect the director cash retainers and committee chair fees paid for non-employee director board service based on when the service was effective.
(2) The amounts shown in this column reflect the aggregate grant date fair value, as determined in accordance with the Financial Accounting Standards Board ASC Topic 718, for awards of common units as follows: Alec G. Dreyer (with 3,861 common units), Michael E. Ducey (with 3,861 common units) and Thomas W. Jasper (with 3,861 common units) granted on April 1, 2022.
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
The following table sets forth certain information regarding the beneficial ownership of our common units as of March 28, 2023 owned by:
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
Percentage of total units beneficially owned is based on 19,799,791 common units and 399,000 general partner units outstanding. The list of beneficial owners is presented in the following table below:

Name of Beneficial Owner (1)	Common Units Beneficially Owned(2)	Percentage of Common Units Beneficially Owned	General Partner’ Units Beneficially Owned	Percentage of General Partner Units Beneficially Owned
Sisecam Chemicals Wyoming LLC (2)	14,551,000	74%	—	—
Sisecam Resource Partners LLC (2)	—	—	399,000	100%
Mustafa Görkem Elverici	—	*	—	—
Alec G. Dreyer	21,309	*	—	—
Michael E. Ducey	36,374	*	—	—
Oğuz Erkan	9,043	*	—	—
Hande Eröz	—	*	—	—
Gökhan Güralp	—	*	—	—
Thomas W. Jasper	29,118	*	—	—
Abdullah Kılınç	—	*	—	—
Huseyin Kuscu	—	*	—	—
Selma Öner	—	*	—	—
Ebru Sapoglu	—	*	—	—
Ertugrul Kaloglu	—	*	—	—
Mehmet Nedim Kulaksizoglu	—	*	—	—
Christopher L. DeBerry	15,002	*	—	—
Raymond Katekovich	9,022	*	—	—
Marla Nicholson	1,918	*	—	—
All directors and executive officers as a group (16 people)	121,786	*	—	—

* Beneficial ownership represents less than 1% of the Partnership’s outstanding common units.
(1) Unless otherwise indicated, the address for all beneficial owners is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328.
(2) SCW LLC, the sole member of our general partner, owns 14,551,000 common units representing limited partner interests and 100% of the membership interests of our general partner, and our general partner (Sisecam Resource Partners LLC) owns 399,000 general partner units representing general partner interests in us. Turkiye Is Bankasi ("Isbank"), owns 51% of the interests in Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent"), which owns all of the ownership interests in Sisecam USA, which owns 60% of the ownership interests of Sisecam Chemicals. Turgay Ciner owns all of the ownership interests of Akkan Enerji ve Madencilik Anonim Sirketi, which owns all of the ownership interests of KEW Soda, which owns all of the ownership interests of WE Soda, which owns all of the ownership interests of Ciner Enterprises, which owns the other 40% of the ownership interests of Sisecam Chemicals, which owns all of the ownership interests of SCW LLC, the sole member of our general partner. Each of Isbank, Şişecam Parent, Sisecam USA, Sisecam Chemicals, Turgay Ciner, Akkan Enerji

ve Madencilik Anonim Sirketi, KEW Soda, WE Soda, and Ciner Enterprises may, therefore, be deemed to share beneficial ownership of the units held by SCW LLC and the general partner. The business address of Isbank, Şişecam Parent and Sisecam USA is Türkiye Şişe ve Cam Fabrikalari A.Ş. İçmeler Mah. D-100 Karayolu Cad. No:44A 34947 Tuzla/İstanbul – Turkey Attention: Hande Eroz, General Counsel. The business address of the general partner, SCW LLC, Sisecam Chemicals and Ciner Enterprises is Five Concourse Parkway, Suite 2500, Atlanta, Georgia 30328. The business address of each of WE Soda and KEW Soda is 23 College Hill, London, United Kingdom, EC4R 2RP. The business address of Akkan is ehitmuhtar Cad., 38/1 Taksim, Beyoglu Istanbul, Turkey. The business address of Mr. Ciner is Paşalimanı Caddesi, No:73, 34670 Paşalimanı, Üsküdar, Istanbul, Turkey.

Equity Compensation Plan Information
The following table summarizes information about our equity compensation plans as of December 31, 2022:

	Number of Securities	Weighted Average	Number of Securities
	to be Issued Upon Exercise	Exercise Price of	Remaining Available
	of Outstanding Options,	Outstanding Options,	For Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plan
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	610,363

For a description of our equity compensation plan, please see the discussion under “Item 11. Executive Compensation” above.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
As of March 28, 2023, SCW LLC owned 14,551,000 common units representing an approximate 72% ownership interest in us, and owns and controls our general partner. In addition, our general partner owns general partner units representing an approximate 2% general partner interest in us and all of our incentive distribution rights.
The terms of the transactions and agreements disclosed in this section were determined by and among affiliated entities and, consequently, are not the result of arm’s length negotiations. These terms and agreements are not necessarily at least as favorable to us as the terms that could have been obtained from unaffiliated third parties.
Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation and any liquidation of Sisecam Resources LP.
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
Payments to our general partner and its affiliates
Sisecam Chemicals will receive a management fee in connection with our general partner’s management of us (as described in the section “Reimbursement of General and Administrative Expenses” below), and, prior to making any distribution on our common units, we will reimburse certain of its affiliates, including SCW LLC and Sisecam Chemicals, for all expenses they incur and payments they make on our behalf pursuant to the Services Agreement. Our partnership agreement does not set a limit on the amount of expenses for which our general partner and such affiliates may be reimbursed. These expenses may include salary, bonus, incentive compensation and other amounts paid to persons who perform services for us or on our behalf and expenses allocated to our general partner by such affiliates. Our partnership agreement provides that our general partner will determine in good faith the expenses that are allocable to us.

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
Services Agreement
On October 23, 2015, Ciner Enterprises indirectly acquired OCI Enterprises Inc.’s approximately 74% limited partner interest in the Partnership, as well as its 2% general partner interest and related incentive distribution rights (the “OCI Transaction”). Further, in connection with the closing of the OCI Transaction, the Partnership entered into the Services Agreement among the Partnership, our general partner and Sisecam Chemicals. Pursuant to the Services Agreement, Sisecam Chemicals agreed to provide the Partnership with certain corporate, selling, marketing, and general and administrative services, in return for which the Partnership has agreed to pay Sisecam Chemicals an annual management fee, subject to quarterly adjustments, and reimburse Sisecam Chemicals for certain third-party costs incurred in connection with providing such services.
Trademark License Agreement
In connection with the closing of the Transaction on October 23, 2015, the Partnership also entered into the Trademark License Agreement, among Park Holding, Akkan, Ciner Enterprises, Sisecam Chemicals, SCW LLC, the Partnership, our general partner and Sisecam Wyoming. The Trademark License Agreement governs the use of “Ciner” as part of the names used by the Partnership and the other related parties thereto following the Transaction, and as a trademark and service mark, for the Partnership’s products and services.
Reimbursement of General and Administrative Expense
Under the Services Agreement, we pay Sisecam Chemicals for services provided to us, and we also reimburse Sisecam Chemicals for certain third-party costs incurred in connection with providing such services. We also reimburse Sisecam Chemicals for our allocable portion of the premiums on any insurance policies covering our assets and for any additional state income, franchise or similar tax paid by Ciner Enterprises resulting from the inclusion of us (and our subsidiaries) in a combined state income, franchise or similar tax report with Sisecam Chemicals as required by applicable law.
Transactions with Affiliates
Sisecam Chemicals and Sisecam Wyoming are party to a sales agency agreement dated June 17, 2015. Under the sales agency agreement, Sisecam Chemicals contracts with customers, including ANSAC and Ciner Group, for the sale of the soda ash that Sisecam Wyoming produces, and Sisecam Wyoming delivers soda ash directly to the customers. Though Sisecam Chemicals is the contractual party with customers, any risk of loss related to soda ash is passed directly to Sisecam Wyoming, except in circumstances where the buyer takes ownership of soda ash at the shipping point. Sisecam Wyoming invoices the customers, and risk of loss from collecting accounts receivable remains with Sisecam Wyoming. Sisecam Wyoming also bears any risk of loss from liability claims related to soda ash. Sisecam Chemicals receives sales proceeds directly from customers on behalf of Sisecam Wyoming, and Sisecam Chemicals then transfers the total proceeds of the sales directly to Sisecam Wyoming, less Sisecam Chemicals’ actual costs of sales and marketing. Sisecam Chemicals’ costs are allocated to Sisecam Wyoming by OCI Enterprises (prior to the OCI Transaction) and Sisecam Chemicals (subsequent to the OCI Transaction) based on the amount of time spent by Sisecam Chemicals providing such services. For the years ended December 31, 2022, 2021 and 2020, these charges amounted to approximately $20.0 million, $17.2 million and $16.1 million, respectively. Sisecam Chemicals also contracts with various land and sea carriers for freight transportation on behalf of Sisecam Wyoming. All such actual freight costs are charged directly to Sisecam Wyoming.
Substantially all of Sisecam Wyoming’s selling and marketing expenses and general and administrative expenses are expenses charged to Sisecam Wyoming by Sisecam Chemicals for actual expenses incurred by it on behalf of Sisecam Wyoming and include expenses relating to salaries, benefits, office supplies, professional fees, travel, computers and rent.
Prior to 2021, Sisecam Chemicals was a member company of ANSAC and had an approximate 34.9% participation interest at December 31, 2020. We made approximately 7.2%, 21.1% and 45.4% of our total net sales for the years ended December 31, 2022, 2021 and 2020, respectively, to ANSAC. In addition, prior to 2021, ANSAC provided logistics and support services for all of our export sales during the period the Partnership was a member of ANSAC. On July 27, 2020, ANSAC and the members thereof entered into an agreement, effective as of July 24, 2020, that, among other things, terminated Sisecam Chemicals’ membership in ANSAC effective as of December 31, 2020. The conflicts committee met three times in 2020 to deliberate on and approve proposed affiliate transactions for post-ANSAC operations that went into effect starting January 2021. See Item 1, Business, “Shipping and Logistics,” for more information.
On February 1, 2023, the Partnership, our general partner, SCW LLC and Sisecam Chemicals Newco LLC, a Delaware limited liability company and a wholly owned subsidiary of SCW LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our general partner and SCW LLC (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit of the Partnership, other than those held by SCW LLC and its permitted transferees, will be converted into the right to receive $25.00 per common unit in cash without any interest thereon. Immediately following the execution of the Merger Agreement, SCW LLC, which indirectly owns approximately 74% of the common units, delivered to us an irrevocable written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger.
The personnel who operate our assets are employees of Sisecam Chemicals and its affiliates. Sisecam Chemicals directly charges us for the payroll and benefit costs associated with employees and carried the obligations for other employee-related benefits in its financial statements. We are allocated a portion of Sisecam Chemicals’ defined benefit pension plan liability and postretirement benefit liability for the employees providing services to us based on an actuarial assessment of that liability. See Item 8, Financial Statements and Supplementary Data, Note 11, “Employee Compensation,” for more information. In addition, under the joint venture agreement governing Sisecam Wyoming, Sisecam Wyoming reimburses us for employees who operate our assets and for support provided to Sisecam Wyoming.
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

ITEM 14. Principal Accountant Fees and Services
As reported on the Company’s Form 8-K filed May 18, 2022, the Company had a change of auditor from Deloitte & Touche LLP to BDO USA, LLP for the fiscal year ended December 31, 2022.
The Audit Committee has ratified BDO USA, LLP, Independent Registered Public Accounting Firm, to audit the books, records and accounting of Sisecam Resources LP for the year ended December 31, 2022. The Audit Committee in its discretion may select a different registered public accounting firm at any time during the year if it determines that such a change will be in the best interests of us and our unitholders.
Audit Fees
The following table presents approximate fees billed by BDO USA, LLP (“BDO”) and Deloitte & Touche LLP (“Deloitte”) for the audit of our annual consolidated financial statements and other services rendered for the years ended December 31, 2022 and December 31, 2021.

	Year ended December 31, 2022	Year ended December 31, 2021
Deloitte Audit fees (1)	N/A	$828,934
Deloitte Tax fees (2)	N/A	375,717
BDO Audit fees (3)	$941,243	N/A
Total	$941,243	$1,204,651

(1) Deloitte audit fees represent fees for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) those services normally provided in connection with statutory and regulatory filings or engagements including consents and other services related to SEC matters.

(2)    Tax fees represent fees for professional services rendered primarily in connection with tax compliance. For the year ended December 31, 2021, $123,280 of the above tax fees were related to K-1 services.
(3) BDO USA, LLP audit fees for professional services rendered in 2022 in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements for second, third and year end 2022 and (iii) those services normally provided in connection with statutory and regulatory filings or engagements including consents and other services related to SEC matters.

Pre-Approval Policy
As outlined in its charter, the audit committee of the board of directors of our general partner is responsible for reviewing and approving, in advance, all audit services, internal control related services and permissible non-audit services to be provided to us by our independent registered public accounting firm. During the year ended December 31, 2022, all of the services performed for us by Deloitte & Touche LLP and by BDO USA, LLP were pre-approved by the audit committee of the board of directors of our general partner.

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

Item 16. Form 10-K Summary
None.

Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 1, 2023 by, by and among Sisecam Chemicals Wyoming LLC, Sisecam Chemicals Newco LLC, Sisecam Resources LP and Sisecam Resource Partners LLC^ (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2023
3.1	Certificate of Limited Partnership of Sisecam Resources LP dated April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)
3.2	Certificate of Amendment of the Certificate of Limited Partnership of Sisecam Resources LP effective November 5, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015
3.3
Certificate of Amendment of the Certificate of Limited Partnership of Sisecam Resources LP dated as of February 18, 2022 (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022)

3.4	First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP dated as of September 18, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
3.5	Amendment No. 1 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP dated as of May 2, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 7, 2014)
3.6	Amendment No. 2 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP dated as of November 5, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.7	Amendment No. 3 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP, dated April 28, 2017 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 2, 2017)
3.8	Amendment No. 4 to the First Amended and Restated Agreement of Limited Partnership of Sisecam Resources LP, dated as of February 18, 2022 (incorporated by reference to Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022)
3.9	Certificate of Formation of Sisecam Resource Partners LLC, dated April 22, 2013 (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013).
3.10	Certificate of Amendment to the Certificate of Formation of Sisecam Resource Partners LLC effective November 5, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.11	Certificate of Amendment of the Certificate of Formation of Sisecam Resource Partners LLC dated as of February 18, 2022 (incorporated by reference to Exhibit 3.12 to the Registrant’s Current Report on Form 10-K, filed with the SEC on March 15, 2022)
3.12	Amended and Restated Limited Liability Company Agreement of Sisecam Resources Partners LLC dated as of September 18, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)
3.13	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of Sisecam Resource Partners LLC dated November 5, 2015 (incorporated by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 5, 2015)
3.14
Amendment No. 2 to the Amended and Restated Limited Liability Company Agreement of Sisecam Resource Partners LLC, dated as of December 14, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 14, 2021).

3.15
Amendment No. 3 to the Amended and Restated Limited Liability Company Agreement of Sisecam Resource Partners LLC, dated as of February 18, 2022 (incorporated by reference to Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2022

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended
In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, certain instruments respecting long-term debt of the Registrant have been omitted but will be furnished to the SEC upon request.
10.1	Sodium Lease (WYW101824), dated June 1, 2018, between the United States Department of the Interior Bureau of Land Management and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 8, 2019)
10.2
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2009, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.3
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2009, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.4
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2009, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.5
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2009, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.6
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2009, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.7
Sodium Lease (WYW079420), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.8
Sodium Lease (WYW0111730), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.9
Sodium Lease (WYW0111731), dated December 1, 2017, between the United States Department of the Interior Bureau of Land Management and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 9, 2018)

10.10
License Agreement, dated July 18, 1961, between Union Pacific Railroad Company and Stauffer Chemical Company of Wyoming (as amended by Amendment of License Agreement, dated September 20, 2010, between Sisecam Wyoming LLC, as successor by assignment from Stauffer Chemical Company of Wyoming, and RSRC Royalty Company LLC, as successor in interest to Union Pacific Railroad Company) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-189838) filed with the SEC on July 8, 2013)

10.11
Amendment - 1961 License Agreement, dated as of June 28, 2018, between RSRC Royalty Company LLC and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 3, 2018)

10.12
Sodium Lease (WYW079420), dated January 1, 2015, between the United States Department of the Interior Bureau of Land Management and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 15, 2014)

10.13
Contribution, Assignment and Assumption Agreement dated as of September 18, 2013 by and among OCI Wyoming Co., Sisecam Resource Partners LLC, Ciner Resources LP (formerly known as OCI Resources LP), Ciner Wyoming Holding Co. (formerly known as OCI Wyoming Holding Co.) and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 18, 2013)

10.14++	Amendment No. 1 to Sisecam Resource Partners LLC 2013 Long-Term Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)
10.15++
Sisecam Resource Partners LLC 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-189838) filed with the SEC on September 3, 2013)

10.16++
Form of Sisecam Resource Partners LLC 2013 Long-Term Incentive Plan Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2014)

10.17++
Form of Sisecam Resource Partners LLC 2013 Long-Term Incentive Plan Director Unit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 4, 2014)

10.18++
Form of Sisecam Resource Partners LLC 2013 Long-Term Incentive Plan TR Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2014)

10.19++	Form of Sisecam Resource Partners LLC 2019 Performance Unit Award (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 24, 2019)
10.20
Limited Liability Company Agreement of Sisecam Wyoming LLC dated as of June 30, 2014 (incorporated by reference to Exhibit 10.1 to the Registrants Current Report on Form 8-K, filed with the SEC on July 2, 2014)

10.21
Amendment No. 1 to Limited Liability Company Agreement of Sisecam Wyoming LLC dated as of November 5, 2015 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 11, 2016)

10.22
Amendment No. 2 to Limited Liability Company Agreement of Sisecam Wyoming LLC dated as of February 10, 2022 (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022

10.23
Services Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Sisecam Wyoming LLC, and Ciner Resources Corporation (formerly known as OCI Chemical Corporation) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.24
OCI Indemnification Agreement, dated as of October 23, 2015, among Ciner Resources LP (formerly known as OCI Resources LP), Sisecam Wyoming LLC, and OCI Enterprises Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.25
Trademark License Agreement, dated as of October 23, 2015, among Park Holding A.S., Ciner Enterprises Inc., Sisecam Chemicals Resources LLC (formerly known as Ciner Resources Corporation and OCI Chemical Corporation), Sisecam Wyoming Holding LLC (formerly known as Ciner Wyoming Holding Co. and OCI Wyoming Holding Co.), Sisecam Wyoming LLC (formerly known as Ciner Wyoming LLC and OCI Wyoming LLC), Sisecam Resources LP (formerly known as Ciner Resources LP), and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on October 26, 2015)

10.26
Master Loan and Security Agreement, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Sisecam Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)

10.27
Equipment Security Note Number 001, dated as of March 25, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Sisecam Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 27, 2020)

10.28
Amendment Number 001 to Master Loan and Security Agreement, dated as of July 27, 2020, by and between Banc of America Leasing & Capital, LLC, as lender, and Sisecam Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 31, 2020)

10.29
Amendment Number 002 to Master Loan and Security Agreement, dated as of March 5, 2021 by and between Banc of America Leasing & Capital, LLC, as lender, and Sisecam Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 11, 2021)

10.30
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42571, dated August 2, 2019, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

10.31
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-42570, dated August 2, 2019, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

10.32
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25779, dated September 2, 2019, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

10.33
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-26012, dated November 2, 2019, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

10.34
Sodium/Trona and Associated Mineral Salts Mining Lease No. 0-25971, dated November 2, 2019, between the State of Wyoming and Sisecam Wyoming LLC (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 9, 2020)

10.35
Credit Agreement, dated as of October 28, 2021, by and among Sisecam Wyoming LLC, the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2021)

10.36
First Amendment to Credit Agreement, dated as of December 17, 2021, by and among Sisecam Wyoming LLC, the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2021).

10.37
Equipment Security Note Number 002, dated as of December 17, 2021, by and between Sisecam Wyoming LLC, as borrower, and Banc of America Leasing & Capital, LLC, as lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2021).

10.38
Amendment No. 001, dated as of December 17, 2021, to Equipment Security Note Number 001, dated as of March 25, 2020, by and between Sisecam Wyoming LLC, as borrower, and Banc of America Leasing & Capital, LLC, as lender (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 22, 2021).

10.39
Amendment Number 003 to Master Loan and Security Agreement, dated as of October 28, 2021 by and between Banc of America Leasing & Capital, LLC, as lender, and Sisecam Wyoming LLC, as borrower (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 3, 2021)

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of BDO USA, LLP, dated March 31, 2023
23.2*	Consent of Deloitte & Touche LLP, dated March 31, 2023
31.1*	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Chief Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
96.1	S-K 1300 Technical Report Summary on the Big Island Mine, Sweetwater County, Wyoming, USA, dated March 13, 2022 (incorporated by reference to Exhibit 96.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
104*	The cover page from the Partnership’s Annual Report 10-K ended December 31, 2022, formatted in Inline XBRL (included in Exhibit 104)
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

^Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Sisecam Resources LP (Registrant)

By:	Sisecam Resource Partners LLC, its General Partner

By:	/s/ Ertugrul Kaloglu
Ertugrul Kaloglu President and Chief Executive Officer of Sisecam Resource Partners LLC, our General Partner (Principal Executive Officer)

    Date: March 31, 2023
    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ Mustafa Görkem Elverici	(Chairman of the Board of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Mustafa Görkem Elverici

/s/ Alec G. Dreyer	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Alec G. Dreyer

/s/ Michael E. Ducey	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Michael E. Ducey

/s/ Hande Eroz	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Hande Eroz

/s/ Gökhan Guralp	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Gökhan Guralp

/s/ Thomas W. Jasper	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Thomas W. Jasper

/s/ Abdullah Kılınç	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Abdullah Kılınç

/s/ Huseyin Kuscu	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Huseyin Kuscu

/s/ Selma Öner	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Selma Öner

/s/ Ebru Sapoglu	(Director of Sisecam Resource Partners LLC, our General Partner)	March 31, 2023
Ebru Sapoglu

/s/ Ertugrul Kaloglu	President and Chief Executive Officer of Sisecam Resource Partners LLC, our General Partner (Principal Executive Officer)	March 31, 2023
Ertugrul Kaloglu

/s/ Mehmet Nedim Kulaksizoglu	Chief Financial Officer of Sisecam Resource Partners LLC, our General Partner (Principal Financial Officer)	March 31, 2023
Mehmet Nedim Kulaksizoglu

/s/ Christopher L. DeBerry	Chief Accounting Officer of Sisecam Resource Partners LLC, our General Partner (Principal Accounting Officer)	March 31, 2023
Christopher L. DeBerry

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
IDRs: Incentive Distribution Rights represents the general partner’s right to receive increasing percentages of quarterly distributions from operating surplus after the Partnership has achieved the minimum quarterly distribution and the target distribution levels.
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