Form 10-Q
period 2023-03-31
Sisecam Resources LP
filed 2023-05-03
CIK 1575051

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had 19,808,749 common units and 399,000 general partner units outstanding at April 28, 2023, the most recent practicable date.

SISECAM RESOURCES LP
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP and its subsidiary, Sisecam Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals") is 60.0% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC, the general partner of Sisecam Resources LP and a direct wholly-owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC"), which is a direct wholly-owned subsidiary of Sisecam Chemicals. Sisecam USA is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent") which is an approximately 51.0%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded in 1935, is based in Turkey and is one of the largest industrial publicly-listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam Parent is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
We include cross references to captions elsewhere in this Report where you can find related additional information. The following table of contents tells you where to find these captions.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
SISECAM RESOURCES LP
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of
(In millions)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$18.6	$21.3
Accounts receivable—affiliates	54.2	53.9
Accounts receivable, net of allowance for credit losses	171.9	170.8
Inventory	39.6	47.7
Other current assets	8.7	47.8
Total current assets	293.0	341.5
Property, plant and equipment, net	296.0	298.9
Other non-current assets	28.5	31.5
Total assets	$617.5	$671.9
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$8.9	$8.8
Accounts payable	28.8	37.1
Due to affiliates	3.4	6.1
Accrued expenses	48.7	59.6
Total current liabilities	89.8	111.6
Long-term debt	115.9	128.2
Other non-current liabilities	16.4	16.1
Total liabilities	222.1	255.9
Commitments and contingencies (See Note 9)
Equity:
Common unitholders - Public and Sisecam Chemicals Wyoming LLC (19.8 units issued and outstanding at March 31, 2023 and December 31, 2022)	216.6	207.0
General partner unitholders - Sisecam Resource Partners LLC (0.4 units issued and outstanding at March 31, 2023 and December 31, 2022)	4.9	4.7
Accumulated other comprehensive (loss) income	(1.2)	19.2
Partners’ capital attributable to Sisecam Resources LP	220.3	230.9
Noncontrolling interest	175.1	185.1
Total equity	395.4	416.0
Total liabilities and equity	$617.5	$671.9
See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions, except per unit data)	2023	2022
Net sales	$207.1	$163.4
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	148.1	114.8
Cost of products sold - affiliates	1.7	2.6
Depreciation, depletion and amortization expense	8.5	6.5
Total cost of products sold	158.3	123.9
Gross profit	48.8	39.5
Operating expenses
Selling, general and administrative expenses—affiliates	5.1	5.4
Selling, general and administrative expenses—others	1.9	1.2
Total operating expenses	7.0	6.6
Operating income	41.8	32.9
Other (expenses) income:
Interest income	0.2	—
Interest expense	(1.6)	(1.1)
Other, net	(0.1)	—
Total other expense, net	(1.5)	(1.1)
Net income	$40.3	$31.8
Net income attributable to noncontrolling interest	20.4	16.1
Net income attributable to Sisecam Resources LP	$19.9	$15.7
Other comprehensive income:
Other comprehensive (loss) income on derivative financial instruments	(40.0)	5.2
Comprehensive income	0.3	37.0
Comprehensive income attributable to noncontrolling interest	0.8	18.6
Comprehensive (loss) income attributable to Sisecam Resources LP	$(0.5)	$18.4
Net income per limited partner unit:
Net income per limited partner unit (basic)	$0.99	$0.78
Net income per limited partner unit (diluted)	$0.99	$0.78

Limited partner units outstanding:
Weighted average limited partner units outstanding (basic)	19.8	19.8
Weighted average limited partner units outstanding (diluted)	19.8	19.8

  See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022
Cash flows from operating activities:
Net income	$40.3	$31.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization expense	8.5	6.6
Loss on disposal of assets, net	0.2	—
Other non-cash items	0.2	0.4
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(0.3)	(1.3)
Accounts receivable, net of allowance for credit losses	(1.1)	(25.4)
Inventory	7.8	(9.1)
Other current and non-current assets	0.3	(1.1)
Accounts payable	(7.5)	5.8
Due to affiliates	(2.7)	1.6
Accrued expenses and other liabilities	(10.1)	(1.6)
Net cash provided by operating activities	35.6	7.7
Cash flows from investing activities:
Capital expenditures	(5.2)	(8.2)
Net cash used in investing activities	(5.2)	(8.2)
Cash flows from financing activities:
Borrowings on Sisecam Wyoming Credit Facility	35.0	40.0
Repayments on Sisecam Wyoming Credit Facility	(45.0)	(10.0)
Repayments of Sisecam Wyoming Equipment Financing Arrangement	(2.2)	(2.1)
Distributions to common unitholders, general partner and non-controlling interest	(20.9)	(26.6)
Common units surrendered for taxes	—	(0.2)
Net cash (used in) provided by financing activities	(33.1)	1.1
Net (decrease) increase in cash and cash equivalents	(2.7)	0.6
Cash and cash equivalents at beginning of period	21.3	2.7
Cash and cash equivalents at end of period	$18.6	$3.3

Supplemental disclosure of cash flow information:
Interest paid during the period	$1.5	$1.0
Supplemental disclosure of non-cash investing activities:
Capital expenditures on account	$1.8	$3.2
 See accompanying notes.

SISECAM RESOURCES LP
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Unitholders	General Partner	Accumulated Other Comprehensive Income (Loss)	Partners’ Capital Attributable to Sisecam Resources LP Equity	Non-controlling Interests	Total Equity
(In millions)
Balance at December 31, 2021	$187.4	$4.6	$3.0	$195.0	$149.7	$344.7
Net income	15.4	0.3	—	15.7	16.1	31.8
Other comprehensive income	—	—	2.7	2.7	2.5	5.2
Equity-based compensation plan activity	(0.2)	—	—	(0.2)	—	(0.2)
Distributions	(12.8)	(0.6)	—	(13.4)	(13.2)	(26.6)
Balance at March 31, 2022	$189.8	$4.3	$5.7	$199.8	$155.1	$354.9

Balance at December 31, 2022	$207.0	$4.7	$19.2	$230.9	$185.1	$416.0
Net income	19.5	0.4	—	19.9	20.4	40.3
Other comprehensive loss	—	—	(20.4)	(20.4)	(19.6)	(40.0)
Distributions	(9.9)	(0.2)	—	(10.1)	(10.8)	(20.9)
Balance at March 31, 2023	$216.6	$4.9	$(1.2)	$220.3	$175.1	$395.4
See accompanying notes.

SISECAM RESOURCES LP
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. CORPORATE STRUCTURE AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
As used in this Report, the terms “Sisecam Resources LP,” “the Partnership,” “SIRE,” “we,” “us,” or “our” may refer to Sisecam Resources LP, a publicly traded Delaware limited partnership formed in April 2013 by both Sisecam Chemicals Wyoming LLC (“SCW LLC”), a wholly-owned subsidiary of Sisecam Chemicals Resources LLC (“Sisecam Chemicals”) and Sisecam Resource Partners LLC (our “general partner” or “Sisecam GP”), a wholly-owned subsidiary of SCW LLC. Sisecam Chemicals is 60.0% owned by Sisecam Chemicals USA Inc. (“Sisecam USA”) and 40.0% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). Sisecam USA is a direct subsidiary of Türkiye Sise ve Cam Fabrikalari A.S (“Şişecam Parent”) which is an approximately 51.0%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank").
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
Take Private Proposal
On February 1, 2023, the Partnership, our general partner, SCW LLC and Sisecam Chemicals Newco LLC, a Delaware limited liability company and a wholly owned subsidiary of SCW LLC (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub will merge with and into the Partnership, with the Partnership surviving as a direct wholly owned subsidiary of our general partner and SCW LLC (the “Merger”). Under the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding common unit of the Partnership, other than those held by SCW LLC and its permitted transferees, will be converted into the right to receive $25.00 per common unit in cash without any interest thereon. Immediately following the execution of the Merger Agreement, SCW LLC, which indirectly owns approximately 74% of our common units, delivered to us an irrevocable written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger. As a result, we are not soliciting approval of the transaction by any other holders of our common units. Instead, we will distribute an information statement to our unitholders describing the terms and conditions of the transaction. Upon closing of the transaction, our common units will cease to be listed on the New York Stock Exchange and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended. Sisecam Chemicals has entered into a commitment letter to finance the Merger and the commitment is guaranteed by Sisecam Chemicals’ subsidiaries except for Sisecam Wyoming and Sisecam Wyoming’s subsidiaries.
Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments, consisting of normal recurring accruals, which are necessary for fair presentation of the results of operations, financial position and cash flows for the periods presented. All intercompany transactions, balances, revenue and expenses have been eliminated in consolidation. The results of operations for the three month periods ended March 31, 2023 and 2022 are not necessarily indicative of the operating results for the full year.
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the United States Securities and Exchange Commission (“SEC”) on

March 31, 2023. There have been no material changes in the significant accounting policies followed by us during the three months ended March 31, 2023 from those disclosed in the 2022 Annual Report.
Noncontrolling Interest
NRP Trona LLC, a wholly-owned subsidiary of NRP, currently owns a 49.0% membership interest in Sisecam Wyoming. NRP’s membership interest in Sisecam Wyoming is reflected as the noncontrolling interest in the Partnership’s financial results.
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
2. NET INCOME PER UNIT AND CASH DISTRIBUTION
Allocation of Net Income
Net income per unit applicable to limited partners is computed by dividing limited partners’ interest in net income attributable to Sisecam Resources LP, after deducting the general partner’s interest and any incentive distributions, by the weighted average number of outstanding common units. Our net income is allocated to the general partner and limited partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner, pursuant to our partnership agreement. Earnings in excess of distributions are allocated to the general partner and limited partners based on their respective ownership interests. Payments made to our unitholders are determined in relation to actual distributions declared and are not based on the net income allocations used in the calculation of net income per unit. There were no anti-dilutive units outstanding for the three months ended March 31, 2023 and 2022.
The net income attributable to common unitholders and the weighted average units for calculating basic and diluted net income per common units were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Net income attributable to Sisecam Resources LP	$19.9	$15.7
Less: General partner’s distribution declared	0.2	0.2
Less: Limited partners’ distribution declared	9.9	9.9
Income in excess of distribution	$9.8	$5.6

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In millions, except per unit data)	General Partner	Limited Partners’ common units	Total	General Partner	Limited Partners’ common units	Total
Distribution declared	$0.2	$9.9	$10.1	$0.2	$9.9	$10.1
Income in excess of distribution	0.2	9.6	9.8	0.1	5.5	5.6
Net income attributable to partners	$0.4	$19.5	$19.9	$0.3	$15.4	$15.7
Weighted average limited partner units outstanding:
Basic		19.8			19.8
Diluted		19.8			19.8
Net income per limited partner unit:
Basic	$0.99				$0.78
Diluted	$0.99				$0.78

Quarterly Distribution
On April 28, 2023, the Partnership declared its quarterly distribution for the quarter ended March 31, 2023. The cash distribution for the quarter ended March 31, 2023 of $0.50 per unit will be paid on May 18, 2023 to unitholders of record on May 10, 2023.
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

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution per Unit Target Amount	Unitholders	General Partner	Incentive Distributions Rights
$0.5000 or lower	98.0%	2.0%	—%
above $0.5000 up to $0.5750	98.0%	2.0%	—%
above $0.5750 up to $0.6250	85.0%	15.0%	13.0%
above $0.6250 up to $0.7500	75.0%	25.0%	23.0%
above $0.7500	50.0%	50.0%	48.0%

3. INVENTORY
Inventory consisted of the following:

	As of
(In millions)	March 31, 2023	December 31, 2022
Raw materials	$16.6	$14.8
Finished goods	13.0	23.6
Stores inventory - current portion	10.0	9.3
Total	$39.6	$47.7
4. DEBT
Long-term debt, net of debt issuance costs, consisted of the following:

	As of
(In millions)	March 31, 2023	December 31, 2022
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 001 with maturity date of March 26, 2028, fixed interest rate of 2.479%	$20.7	$21.5
Sisecam Wyoming Equipment Financing Arrangement Security Note Number 002 with maturity date of December 17, 2026, fixed interest rate of 2.4207%	22.1	23.5
Sisecam Wyoming Credit Facility, secured principal expiring on October 28, 2026, variable interest rate as a weighted average rate of 6.20% and 5.72% at March 31, 2023 and December 31, 2022	82.0	92.0
Total debt	124.8	137.0
Less: Current portion of long-term debt	8.9	8.8
Total long-term debt	$115.9	$128.2

Aggregate maturities required on long-term debt at March 31, 2023 are due in future years as follows:

(In millions)	Amount
2023	$6.7
2024	9.1
2025	9.3
2026	91.5
2027	3.5
Thereafter	4.9
Total	$125.0

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
At March 31, 2023, Sisecam Wyoming was in compliance with all financial covenants of the Sisecam Wyoming Equipment Financing Arrangement.
The Sisecam Wyoming Equipment Financing Arrangement:
(1) incorporates all covenants in the Sisecam Wyoming Credit Facility (as defined below), now or hereinafter existing, or in any applicable replacement credit facility accepted in writing by the Equipment Financing Lender, that are based upon a specified level or ratio relating to assets, liabilities, indebtedness, rentals, net worth, cash flow, earnings, profitability, or any other accounting-based measurement or test, and (2) includes customary events of default subject to applicable grace periods, including, among others, (i) payment defaults, (ii ) certain mergers or changes in control of Sisecam Wyoming, (iii) cross defaults with certain other indebtedness (a) to which the Equipment Financing Lender is a party or (b) to third parties in excess of $10.0 million, and (iv) the commencement of certain insolvency proceedings or related events identified in the Master Agreement. Upon the occurrence of an event of default, in its discretion, the Equipment Financing Lender may exercise certain remedies, including, among others, the ability to accelerate the maturity of any Equipment Note such that all amounts thereunder will become immediately due and payable, to take possession of the Equipment identified in any Equipment Note, and to charge Sisecam Wyoming a default rate of interest on all then outstanding or thereafter incurred obligations under the Sisecam Wyoming Equipment Financing Arrangement.
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
In December 2021, a waiver was obtained to accommodate the ownership structure change in connection with the change of control transaction whereby Sisecam USA purchased 60% of the outstanding units of Sisecam Chemicals from Ciner Enterprises (the “CoC Transaction”).

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
Sisecam Wyoming’s balance under the Sisecam Wyoming Equipment Financing Arrangement at March 31, 2023 was $20.8 million ($20.7 million net of financing costs).
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

In connection with the CoC Transaction on December 17, 2021, Sisecam Wyoming entered into the First Amendment (“First Amendment”) to its $225.0 million senior secured revolving credit facility, dated as of October 28, 2021 (as amended, the “Sisecam Wyoming Credit Facility”), with each of the lenders listed on the respective signature pages thereof and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer. Pursuant to the First Amendment, the definition of “Change of Control” under the Credit Facility was revised to reflect that the updated indirect ownership of Sisecam Resources LP and Sisecam GP as contemplated by the CoC Transaction would not cause a Change of Control under the Sisecam Wyoming Credit Facility so long as the CoC Transaction occurred prior to March 31, 2022. The CoC Transaction did not cause a change in control event under the Credit Facility.
At March 31, 2023, Sisecam Wyoming was in compliance with all financial covenants of the Sisecam Wyoming Credit Facility.

5. OTHER NON-CURRENT LIABILITIES
Other non-current liabilities consisted of the following:

	As of
(In millions)	March 31, 2023	December 31, 2022
Reclamation reserve	$8.6	$8.4
Accrued other taxes	7.1	0.6
Other	0.7	7.1
Total	$16.4	$16.1
A reconciliation of the Partnership’s reclamation reserve liability is as follows:

	For the period ended
(In millions)	March 31, 2023	December 31, 2022
Beginning reclamation reserve balance	$8.4	$8.0
Accretion expense	0.2	0.4
Ending reclamation reserve balance	$8.6	$8.4

6. EMPLOYEE COMPENSATION
The Partnership participates in various benefit plans offered and administered by Sisecam Chemicals and is allocated its portions of the annual costs related thereto. The specific plans are as follows:
Retirement Plans - Benefits provided under the retirement plans for salaried employees and hourly employees (the “Retirement Plans”) are based upon years of service and average compensation for the highest 60 consecutive months of the employee’s last 120 months of service, as defined. The Retirement Plans cover substantially all full-time employees hired before May 1, 2001. Sisecam Chemicals’ Retirement Plans had a net liability balance of $26.8 million and $26.6 million as of March 31, 2023 and December 31, 2022, respectively. Sisecam Chemicals’ current funding policy is to contribute an amount within the range of the minimum required and the maximum tax-deductible contribution. The Partnership’s allocated portions of the Retirement Plans’ net periodic pension expense (benefit) were $0.1 million and $(0.9) million for the three months ended March 31, 2023 and 2022, respectively.
Savings Plan - The 401(k) retirement plan (the “401(k) Plan”) covers all eligible hourly and salaried employees. Eligibility is limited to all domestic residents and any foreign expatriates who are in the United States indefinitely. The 401(k) Plan permits employees to contribute specified percentages of their compensation, while the Partnership makes contributions based upon specified percentages of employee contributions. Participants hired on or subsequent to May 1, 2001, will receive an additional contribution from the Partnership based on a percentage of the participant’s base pay. Contributions made to the 401(k) Plan were $2.0 million and $1.7 million for the three months ended March 31, 2023 and 2022, respectively.
Postretirement Benefits - Most of the Partnership’s employees hired before January 2, 2017 are eligible for postretirement benefits other than pensions if they reach age 58 while still employed with at least 10 years of service.
The postretirement benefits are accounted for by Sisecam Chemicals on an accrual basis over an employee’s period of service. The postretirement plan, excluding pensions, are not funded, and Sisecam Chemicals has the right to modify or terminate the plan. The Sisecam Chemicals post-retirement plan had a net unfunded liability of $7.6 million and $7.7 million as of March 31, 2023 and December 31, 2022, respectively.

The Partnership’s allocated portions of postretirement costs were $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.
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
All employees, officers, consultants and non-employee directors of us and our parents and subsidiaries are eligible to be selected to participate in the Plan; provided, that as previously disclosed in 2020, the MLP Board approved an updated compensation policy for the general partner’s executive officers and other employees whereby the Partnership provides additional cash consideration as compensation to such executive officers and other employees of the general partner or its affiliates that provide services to the Partnership in lieu of participation in the Plan. As of March 31, 2023, a total of 0.6 million common units were available for awards under the Plan. Any common units tendered by a participant in payment of the tax liability with respect to an award, including common units withheld from any such award, will not be available for future awards under the Plan. Common units awarded under the Plan may be reserved or made available from our authorized and unissued common units or from common units reacquired (through open market transactions or otherwise). Any common units issued under the Plan through the assumption or substitution of outstanding grants from an acquired company will not reduce the number of common units available for awards under the Plan. If any common units subject to an award under the Plan are forfeited, any common units counted against the number of common units available for issuance pursuant to the Plan with respect to such award will again be available for awards under the Plan. The Partnership has made a policy election to recognize forfeitures as they occur in lieu of estimating future forfeiture activity under the Plan.
Non-employee Director Awards
There were no grants of non-employee director awards during the three months ended March 31, 2023 and 2022.
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
Vested 2019 Performance Unit Awards were settled in our common units, with the number of such common units payable under the award calculated by multiplying the target number provided in the corresponding 2019 Performance Unit Award agreement by a payout multiplier, which may range from 0.0%-200.0% in each case, as determined by aggregating the corresponding weighted average assigned to the Performance Metrics. The 2019 Performance Unit Awards also contained DERs and granted the recipient the right to receive an amount equal to the accumulated cash distributions made during the period with respect to each common unit issued. Upon vesting of the 2019 Performance Unit Awards, the award recipient was entitled to receive a cash payment equal to the sum of the distribution equivalents accumulated with respect to vested 2019 Performance Unit Awards during the period beginning on January 1, 2019 and ending on the applicable vesting date. The 2019 Performance Unit Awards granted to award recipients during 2019 had a performance cycle that began on January 1, 2019 and ended on December 31, 2021.
As of March 31, 2023, there are no unvested 2019 Performance Unit Awards and no unrecognized awards related compensation expense.
The following table presents a summary of activity on the 2019 Performance Unit Awards for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
(Units in whole numbers)	Number of Common Units	Grant-Date Average Fair Value per Unit	Number of Common Units	Grant-Date Average Fair Value per Unit(1)
Unvested at the beginning of period	—	$—	25,062	$16.45
Vested (2)	—	$—	(21,171)	$16.45
Performance adjustments (2)	—	$—	(3,891)	$16.45
Unvested at the end of the period	—	—	—	—

(1) Determined by dividing the weighted average price per common unit on the date of grant.
(2) The actual number of shares awarded based on achievement of the Performance Metrics was approximately 84.0% of the grant target quantity, as approved by the Partnership’s Board of Directors in the three months ended March 31, 2022, and was adjusted accordingly.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income attributable to Sisecam Resources LP, includes unrealized gains and losses on derivative financial instruments. Amounts recorded in accumulated other comprehensive income as of March 31, 2023 and December 31, 2022, and changes within the period, consisted of the following:

(In millions)	Gains and (Losses) on Cash Flow Hedges
Balance at December 31, 2022	$19.2
Other comprehensive income before reclassification	1.0
Amounts reclassified from accumulated other comprehensive loss	(21.4)
Net current period other comprehensive income (loss)	(20.4)
Balance at March 31, 2023	$(1.2)
Other Comprehensive Income (Loss)
Other comprehensive income (loss), including the portion attributable to noncontrolling interest, is derived from adjustments to reflect the unrealized income (loss) on derivative financial instruments and the impact of discontinuation of any hedge accounting. The components of other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
(In millions)	2023	2022
Unrealized gain (loss) on derivatives:
Mark to market and other adjustment on interest rate swap contracts	$(0.2)	$0.8
Mark to market adjustment on financial gas swap contracts	(39.8)	4.4
Income (Loss) on derivative financial instruments	$(40.0)	$5.2
Reclassifications for the Period
The components of other comprehensive (loss) income attributable to Sisecam Resources LP that have been reclassified consisted of the following:

	Three Months Ended March 31,		Affected Line Items on the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) income

(In millions)	2023	2022
Details about other comprehensive (loss) income components:
Income and losses on cash flow hedges:
Interest rate swap contracts	$(0.1)	$0.1	Interest expense
Financial gas swap contracts	(21.3)	(1.9)	Cost of products sold
Total reclassifications for the period	$(21.4)	$(1.8)

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
Sisecam Chemicals enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the three months ended March 31, 2023 and 2022, the Partnership shipped over 90.0% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. If Sisecam Chemicals does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During the fiscal year ended December 31, 2022 and the three months ended March 31, 2023, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. Sisecam Chemicals renewed its agreement with the railroad company in October 2021, which expires on December 31, 2025.
The Partnership has a gas transportation contract through 2031 with annual minimum requirements ranging from $1.5 million to $2.8 million over the life of the contract.
As of March 31, 2023, the Partnership has certain logistic services commitments with various third parties that expire during 2024 and have annual minimum contractual obligations by Sisecam Wyoming of approximately $16.8 million and $14.5 million in 2023 and 2024, respectively.
Mine Permit Bonding Commitment
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million at March 31, 2023 and December 31, 2022. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
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
Sisecam Chemicals was the exclusive sales agent for the Partnership and has responsibility for promoting and increasing the use and sale of soda ash and other refined or processed sodium products produced. Sisecam Chemicals manages the Partnership’s export sales and marketing efforts. In 2021, Sisecam Chemicals leveraged the distributor network established by the Ciner Group and continues to evaluate the distribution network and independent third-party distribution partners to optimize our reach into each market. For the three months ended March 31, 2023 and 2022, total logistic services from affiliates were approximately $1.7 million and $2.6 million, respectively, which are included in cost of products sold, including freight costs.
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

The total selling, general and administrative costs charged to the Partnership by affiliates were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Sisecam Chemicals	$5.1	$5.4
Total selling, general and administrative expenses - affiliates	$5.1	$5.4

The Partnership had accounts receivable from affiliates and due to affiliates as follows:

	As of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
(In millions)	Accounts receivable from affiliates		Due to affiliates
Sisecam Chemicals	$53.9	$53.9	$2.7	$3.4
Other	0.3	—	0.7	2.7
Total	$54.2	$53.9	$3.4	$6.1

The amounts due from Sisecam Chemicals are primarily related to the funding, that the Partnership provides for pension and postretirement plans as contributions on behalf of Sisecam Chemicals, in excess of the amounts that have been allocated to the Partnership related to its participation in the plans.

11. REVENUE
We did not have any customers that individually account for over 10.0% of total net sales for the three months ended March 31, 2023. We had three major international customers for the three months ended March 31, 2022 that individually accounted for over 10% of total net sales. Revenues from these major customers were approximately $64.2 million for the three months ended March 31, 2022. The net sales by geographic area are as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Domestic	$97.0	$69.5
International	110.1	93.9
Total net sales	$207.1	$163.4

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
We have interest rate swap contracts designated as cash flow hedges to mitigate our exposure to possible increases in interest rates. The swap contracts had an aggregate notional value of $25.0 million at March 31, 2023 and $25.0 million at December 31, 2022. The swaps have various maturities through 2024.
We enter into natural gas forward contracts, designated as cash flow hedges, to mitigate volatility in the price of natural gas related to a portion of the natural gas we consume. These contracts generally have various maturities through 2024. These contracts had an aggregate notional value of $28.7 million and $39.7 million at March 31, 2023 and December 31, 2022, respectively.
The following table presents the fair value of derivative assets and derivative liabilities and the respective locations as of March 31, 2023 and December 31, 2022:

		Assets			Liabilities
		March 31, 2023	December 31, 2022		March 31, 2023	December 31, 2022
(In millions)	Balance Sheet Location	Fair Value	Fair Value	Balance Sheet Location	Fair Value	Fair Value
Derivatives designated as hedges:
Interest rate swap contracts - current	Other current assets	$0.1	$0.2	Accrued Expenses	$—	$—
Natural gas forward contracts - current	Other current assets	4.6	43.4	Accrued Expenses	7.3	7.9
Interest rate swap contracts - non-current	Other non-current assets	0.6	0.8	Other non-current liabilities	—	—
Natural gas forward contracts - non-current	Other non-current assets	—	1.5	Other non-current liabilities	0.7	0.5
Total fair value of derivatives designated as hedging instruments		$5.3	$45.9		$8.0	$8.4

Financial Assets and Liabilities Not Measured at Fair Value
The carrying value of our long-term debt materially reflects the fair value of our long-term debt as its key terms are similar to indebtedness with similar amounts, durations and credit risks. See Note 4 “Debt” for additional information on our debt arrangements.

13. SUBSEQUENT EVENTS
Q1 2023 Distribution
Effective as of April 27, 2023, the members of the Board of Managers of Sisecam Wyoming, approved a cash distribution to the members of Sisecam Wyoming in the aggregate amount of $22.7 million. This distribution is payable on May 18, 2023.
On April 28, 2023, the Partnership declared a cash distribution approved by the board of directors of our general partner. The cash distribution for the quarter ended March 31, 2023 of $0.50 per unit will be paid on May 18, 2023 to unitholders of record on May 10, 2023.

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
•the impact of the CoC Transaction and our transition to the utilization of our global distribution network;
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
These factors should not be construed as exhaustive and we urge you to carefully consider the risks described in this Report, our most recent Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 (the “2022 Annual Report”) and subsequent reports filed with the United States Securities and Exchange Commission (the “SEC”). You may obtain these reports from the SEC’s website at www.sec.gov. All forward-looking statements included in this Report are expressly qualified in their entirety by these cautionary statements. Unless required by law, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
References
References in this Quarterly Report on Form 10-Q (“Report”) to the “Partnership,” “SIRE,” “we,” “our,” “us,” or like terms refer to Sisecam Resources LP and its subsidiary, Sisecam Wyoming LLC, which is the consolidated subsidiary of the Partnership and referred to herein as “Sisecam Wyoming.” Sisecam Chemicals Resources LLC ("Sisecam Chemicals") is 60.0% owned by Sisecam Chemicals USA Inc. ("Sisecam USA") and 40.0% owned by Ciner Enterprises Inc. (“Ciner Enterprises”). References to “our general partner” or “Sisecam GP” refer to Sisecam Resource Partners LLC, the general partner of Sisecam Resources LP and a direct wholly-owned subsidiary of Sisecam Chemicals Wyoming LLC ("SCW LLC"), which is a direct wholly-owned subsidiary of Sisecam Chemicals. Sisecam USA is a direct wholly-owned subsidiary of Türkiye Şişe ve Cam Fabrikalari A.Ş, a Turkish corporation ("Şişecam Parent"), which is an approximately 51.0%-owned subsidiary of Turkiye Is Bankasi Turkiye Is Bankasi ("Isbank"). Şişecam Parent is a global company operating in soda ash, chromium chemicals, flat glass, auto glass, glassware glass packaging and glass fiber sectors. Şişecam Parent was founded in 1935, is based in Turkey and is one of the largest industrial publicly-listed companies on the Istanbul exchange. With production facilities in four continents and in 14 countries, Sisecam Parent is one of the largest glass and chemicals producers in the world. Ciner Enterprises Inc. is a direct wholly-owned subsidiary of WE Soda Ltd., a U.K. Corporation (“WE Soda”). WE Soda is a direct wholly-owned subsidiary of KEW Soda Ltd., a U.K. corporation (“KEW Soda”), which is a direct wholly-owned subsidiary of Akkan Enerji ve Madencilik Anonim Şirketi (“Akkan”). Akkan is directly and wholly owned by Turgay Ciner, the Chairman of the Ciner Group (“Ciner Group”), a Turkish conglomerate of companies engaged in energy and mining (including soda ash mining), media and shipping markets. All of our soda ash processed is sold to various domestic and international customers.
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

Immediately following the execution of the Merger Agreement, SCW LLC, which indirectly owns approximately 74% of our common units, delivered to us an irrevocable written consent adopting the Merger Agreement and approving the transactions contemplated thereby, including the Merger. As a result, we are not soliciting approval of the transaction by any other holders of our common units. Instead, we will distribute an information statement to our unitholders describing the terms and conditions of the transaction. Upon closing of the transaction, our common units will cease to be listed on the New York Stock Exchange and will be subsequently deregistered under the Securities Exchange Act of 1934, as amended. Sisecam Chemicals has entered into a commitment letter to finance the Merger and the commitment is guaranteed by Sisecam Chemicals’ subsidiaries except for Sisecam Wyoming and Sisecam Wyoming’s subsidiaries.
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
In connection with the CoC Transaction, the new controlling ownership of our general partner continues to refine the financial, liquidity, capital expenditures and distribution strategy for the Partnership. The new controlling ownership is committed to maintaining a disciplined financial policy with a conservative capital structure that considers amongst other things current and anticipated investments and economic uncertainties. On April 28, 2023, the Partnership declared a cash distribution approved by the board of directors of its general partner. The cash distribution for the first quarter of 2023 of $0.50 per unit will be paid on May 18, 2023 to unitholders of record on May 10, 2023. See Part I, Item 1, Financial Statements-Note 13, “Subsequent Events”, for more information
We intend to pay a sustainable quarterly distribution to unitholders of record over time, to the extent we have sufficient cash from our operations after establishment of cash reserves and payment of fees and expenses, including payments to our general partner and its affiliates. There is no guarantee that we will make quarterly cash distributions to our unitholders, however, and other than as set forth in our partnership agreement, we do not have a legal obligation to do so.
Factors Affecting Our Results of Operations
Soda Ash Supply and Demand
Our net sales, earnings and cash flow from operations are primarily affected by the global supply of, and demand for, soda ash, which, in turn, directly impacts the prices that we and other producers charge for our products.
Historically, long-term demand for soda ash in the United States has been driven in large part by general economic growth and activity levels in the end-markets that the glass-making industry serves, such as the automotive and construction industries. Long-term soda ash demand in international markets has grown in conjunction with Gross Domestic Product. We expect that over the long-term, future global economic growth will positively influence global demand, which will likely result in increased exports, primarily from the United States, Turkey and to a limited extent, from China, the largest suppliers of soda ash to international markets. Supply chain disruptions we experienced, which impacted the business in the recent past, have eased. Recent higher interest rates and inflationary pressures may have an impact on certain near term customers’ soda ash demand.
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
International Export Capabilities
Sisecam Chemicals manages the Partnership’s export sales and marketing efforts. Sisecam Chemicals continues to optimize its distribution network leveraging the strengths of existing distribution partners while expanding as our business requires in certain target areas. This enhanced view of the global market allows Sisecam Chemicals to better understand supply/demand fundamentals thus allowing better decision making for its business.
Energy Costs
One of the primary impacts to our profitability is our energy costs. Because we depend upon natural gas and electricity to power our trona ore mining and soda ash processing operations, our net sales, earnings and cash flow from operations are sensitive to changes in the prices we pay for these energy sources. Due to the historic volatility of natural gas prices, we expect to continue to hedge a portion of our forecasted natural gas purchases to mitigate volatility. The Partnership has a natural gas-fired turbine co-generation facility that is capable of providing roughly one-third of our electricity and steam demands at our mine in the Green River Basin and that mitigates the Partnership’s exposure to volatile energy costs. In a normal production environment, the facility is expected to provide us with over 180.0 million kWh of electricity annually.

How We Evaluate Our Business
Productivity of Operations
Our soda ash production volume is primarily dependent on the following three factors: (1) operating rate, (2) quality of our mined trona ore and (3) recovery rates. Operating rate is a measure of utilization of the effective production capacity of our facility and is determined in large part by productivity rates and mechanical on-stream times, which is the percentage of actual run times over the total time scheduled. We implement two planned outages of our mining and surface operations each year, typically in the second and third quarters. During these outages, which are scheduled to last approximately one week each, we repair and replace equipment and parts. Periodically, we may experience minor unplanned outages or unplanned extensions to planned outages caused by various factors, including equipment failures, power outages or service interruptions. The quality of our mine ore, which we refer to as our “ore grade,” is determined by measuring the trona ore recovered as a percentage of the deposit, which includes both trona ore and insolubles. Plant recovery rates are generally determined by calculating the soda ash produced divided by the sum of the soda ash produced plus soda ash that is not recovered from the process. All of these factors determine the amount of trona ore we require to produce one short ton of soda ash and liquor, which we refer to as our “ore to ash ratio.” Our ore to ash ratio was 1.67:1.0 and 1.56:1.0 for the three months ended March 31, 2023 and 2022, respectively.
Freight and Logistics
The soda ash industry is logistics intensive and involves careful management of freight and logistics costs. These freight costs make up a large portion of the total delivered cost to the customer. Delivery costs to most domestic customers primarily relate to rail freight services. Some domestic customers may elect to arrange their own freight and logistic services. Delivered costs to international customers primarily consists of both rail freight services to the port of embarkation and the additional ocean freight to the port of disembarkation.
Sisecam Chemicals enters into contracts with one railroad company for the majority of the domestic rail freight services that the Partnership receives and the related freight and logistics costs are allocated to the Partnership. For the three months ended March 31, 2023 and 2022, the Partnership shipped over 90.0% of our soda ash to our customers initially via a single rail line owned and controlled by the railroad company. The Partnership’s plant receives rail service exclusively from the railroad company and shipments by rail accounted for over 50.0% of our total freight costs for each of the three months ended March 31, 2023 and 2022.
If Sisecam Chemicals does not ship at least a significant portion of our soda ash production on the railroad company’s rail line during a twelve-month period, it must pay the railroad company a shortfall payment under the terms of our transportation agreement. The Partnership assists the majority of its domestic customers in arranging their freight services. During the fiscal year ended December 31, 2022, and the three months ended March 31, 2023, Sisecam Chemicals had no shortfall payments and does not expect to make any such payments in the future. Sisecam Chemicals renewed its agreement with the railroad company in October 2021, which expires on December 31, 2025.
Net Sales
Net sales include the amounts we earn on sales of soda ash. We recognize revenue from our sales when we satisfy the performance obligation defined in the contract with the customer. The performance obligation is typically met when goods are delivered to the carrier for shipment, which is the point at which the customer has the ability to direct the use of and obtain substantially all remaining benefits from the asset. The time at which delivery and transfer of title occurs is the point when the product leaves our facilities for domestic customers, and the point when the product is placed on a vessel for other international customers, thereby rendering our performance obligation fulfilled. Substantially all of our sales are derived from sales of soda ash, which we sell through our exclusive sales agent, Sisecam Chemicals. A small amount of our sales is derived from sales of production purge, which is a by-product liquor solution containing soda ash that is produced during the processing of trona ore. For the purposes of our discussion below, we include these transactions in domestic sales of soda ash and in the volume of domestic soda ash sold.
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

Energy. A major item in our cost of products sold is energy, comprised primarily of natural gas and electricity. We primarily use natural gas to fuel our above-ground processing operations, including the heating of calciners, and we use electricity to power our underground mining operations, including our continuous mining machines, or continuous miners, and shuttle cars. The monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices, over the past five years, have ranged between $1.29 and $49.57 MMBtu. The average monthly Northwest Pipeline Rocky Mountain Index natural gas settlement prices for the three months ended March 31, 2023 and 2022 were $22.36 and $5.76 MMBtu, respectively. The Partnership has a natural gas-fired turbine co-generation facility that provides roughly one-third of our electricity and steam demands at our mine in the Green River Basin. In order to mitigate the risk of gas price fluctuations, the Partnership expects to continue to hedge a portion of its forecasted natural gas purchases by entering into physical or financial gas hedges generally ranging between 20% and 80% of our expected monthly gas requirements, on a sliding scale, for approximately the next three years.
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
The royalty rates we pay to our lessors and licensor may change upon our renewal or renegotiation of such leases and license. On June 28, 2018, Sisecam Wyoming amended its License Agreement, dated July 18, 1961 (the “License Agreement”), with a predecessor in interest to Sweetwater Royalties LLC, to, among other things, (i) extend the term of the License Agreement to July 18, 2061 and for so long thereafter as Sisecam Wyoming continuously conducts operations to mine and remove sodium minerals from the licensed premises in commercial quantities; and (ii) set the production royalty rate for each sale of sodium mineral products produced from ore extracted from the licensed premises at eight percent (8.0%) of the net sales of such sodium mineral products. Any increase in the royalty rates we are required to pay to our lessors and licensor, or any failure by us to renew any of our leases and license, could have a material adverse impact on our results of operations, financial condition or liquidity, and, therefore, may affect our ability to distribute cash to unitholders. On December 11, 2020, the Secretary of the Interior authorized an industry-wide royalty reduction from currently set rates by establishing a 2.0% federal royalty rate for a period of ten years for all existing and future federal soda ash or sodium bicarbonate leases. This change by the Secretary of the Interior reduced the rates on our mineral leases with the U.S. Government from 6.0% to 2.0% as of January 1, 2021 and for the following ten years. Our estimated proven and probable trona reserve includes a significant amount from leases with the U.S. Government. See the sections entitled “Leases and License” and “Trona Resources and Trona Reserves” set forth under Item 1. Business in our 2022 Annual Report for additional information on leases.
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
Sisecam Chemicals manages the Partnership’s sales and marketing efforts for exports. Through in part the Partnership’s affiliates, the Partnership has amongst other things: (i) obtained its own international customer sales arrangements, (ii) obtained third-party export port services, and (iii) chartered and executed its own international product delivery.

First Quarter 2023 Financial Highlights:

•Net sales of $207.1 million increased 26.7% from the prior-year first quarter. This increase in net sales in the current quarter from the prior year first quarter is primarily attributable to a sales price increase of 24.1% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The higher sales prices were due to strong demand in the domestic and international markets.
•Soda ash volume produced decreased 18.5% from the prior-year first quarter, and soda ash volume sold increased 2.1% from the prior-year first quarter.
•Net income of $40.3 million increased $8.5 million from the prior-year first quarter. The increases are primarily due to higher average sales price partly offset by inflationary impact on operating costs.
•Adjusted EBITDA of $50.2 million increased 27.4% from the prior-year first quarter. This increase is primarily attributable to the operating income increase.
•Basic earnings per unit of $0.99 for the quarter increased 26.9% over the prior-year first quarter of $0.78.
•Net cash provided by operating activities of $35.6 million increased $27.9 million over prior-year first quarter.
•Distributable cash flow of $21.5 million increased 42.4% compared to the prior-year first quarter.

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
The following table sets forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In millions, except for operating and other data section)	2023	2022
Net sales	$207.1	$163.4
Operating costs and expenses:
Cost of products sold including freight costs (excludes depreciation, depletion and amortization expense set forth separately below)	148.1	114.8
Cost of products sold - affiliates	1.7	2.6
Depreciation, depletion and amortization expense	8.5	6.5
Selling, general and administrative expenses—affiliates	5.1	5.4
Selling, general and administrative expenses—others	1.9	1.2
Total operating costs and expenses	165.3	130.5
Operating income	41.8	32.9
Interest income	0.2	—
Interest expense	(1.6)	(1.1)
Other, net	(0.1)	—
Total other expense, net	(1.5)	(1.1)
Net income	40.3	31.8
Net income attributable to noncontrolling interest	20.4	16.1
Net income attributable to Sisecam Resources LP	$19.9	$15.7

Operating and Other Data:
Trona ore consumed (thousands of short tons)	922.3	1,057.2
Ore to ash ratio(1)	1.67:1.0	1.56:1.0
Ore grade(2)	86.7%	86.6%
Soda ash volume produced (thousands of short tons)	552.2	677.8
Soda ash volume sold (thousands of short tons)	653.6	640.0
Adjusted EBITDA(3)	$50.2	$39.4

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

Analysis of Results of Operations
The following table sets forth a summary of net sales, sales volumes and average sales price, and the percentage change between the periods.

	Three Months Ended March 31,		Percent Increase/(Decrease)
(Dollars in millions, except for average sales price data)	2023	2022	QTD

Net sales:
Domestic	$97.0	$69.5	39.6%
International	110.1	93.9	17.3%
Total net sales	$207.1	$163.4	26.7%
Sales volumes (thousands of short tons):
Domestic	340.3	313.4	8.6%
International	313.3	326.6	(4.1)%
Total soda ash volume sold	653.6	640.0	2.1%
Average sales price (per short ton) (1)
Domestic	$284.9	$221.8	28.4%
International	$351.7	$287.5	22.3%
Average	$316.9	$255.3	24.1%
Percent of net sales:
Domestic net sales	46.8%	42.5%	10.1%
International net sales	53.2%	57.5%	(7.5)%
Total percent of net sales	100.0%	100.0%
Percent of sales volumes:
Domestic volume	52.1%	49.0%	6.3%
International volume	47.9%	51.0%	(6.1)%
Total percent of volume sold	100.0%	100.0%

(1) Average sales price per short ton is computed as net sales divided by volumes sold.
Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
Consolidated Results
Net sales. Net sales increased by 26.7% to $207.1 million for the three months ended March 31, 2023 from $163.4 million for the three months ended March 31, 2022, primarily driven by an increase in average sales price of 24.1%. The higher sales prices were due to strong demand in the domestic and international markets. See “How We Evaluate Our Business - Net Sales” section for further information.
Cost of products sold, including depreciation, depletion and amortization expense, freight costs and affiliates. Cost of products sold, including depreciation, depletion and amortization expense, freight costs and affiliates increased by $34.4 million to $158.3 million for the three months ended March 31, 2023 from $123.9 million for the three months ended March 31, 2022, which was primarily due to increases in gas prices, production cost and freight cost, more specifically due to significant ocean freight cost increases from high demand in the global supply chain.
Selling, general and administrative expenses and affiliates.  Our selling, general and administrative expenses and affiliates increased 6.1% to $7.0 million for the three months ended March 31, 2023, compared to $6.6 million for the three months ended March 31, 2022. The increase was primarily due to an increase in legal fees offset by a decrease in the management fee charged to Sisecam Chemicals for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. (See “How We Evaluate our Business - Selling, General and Administrative Expenses”).
Operating income. As a result of the foregoing, operating income increased by approximately 27.1% to $41.8 million for the three months ended March 31, 2023, from $32.9 million operating income for the three months ended March 31, 2022. The increase was primarily due to higher net sales resulting from the higher average sales price.
Net income. As a result of the foregoing, net income increased by approximately 26.7% to $40.3 million for the three months ended March 31, 2023, from $31.8 million for the three months ended March 31, 2022.

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
Our sources of liquidity include:
•cash generated from our operations of which we had cash on hand of $18.6 million at March 31, 2023; and
•approximately $143.0 million ($225.0 million, less $82.0 million outstanding), was available for borrowing and undrawn under the Sisecam Wyoming Credit Facility (as defined herein) as of March 31, 2023 (during the three months ended March 31, 2023, we made repayments on the Sisecam Wyoming Credit Facility of $45.0 million, offset by borrowings of $35.0 million).
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
We expect our ongoing working capital and capital expenditures to be funded by cash generated from operations and borrowings under the Sisecam Wyoming Credit Facility. The amount, timing and classification of any such capital expenditure could affect the amount of cash that is available to be distributed to our unitholders.
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
Working Capital Requirements
Working capital is the amount by which current assets exceed current liabilities. Our working capital requirements have been, and will continue to be, primarily driven by changes in accounts receivable and accounts payable, which generally fluctuate with changes in volumes, contract terms and market prices of soda ash in the normal course of our business. Other factors impacting changes in accounts receivable and accounts payable could include the timing of collections from customers and payments to suppliers and supplier cost inflation, as well as the level of spending for maintenance and growth capital expenditures. A material adverse change in operations or available financing under the Sisecam Wyoming Credit Facility could impact our ability to fund our requirements for liquidity and capital resources. Historically, we have not made working capital borrowings to finance our operations. As of March 31, 2023, we had a working capital balance of $203.2 million as compared to a working capital balance of $229.9 million as of December 31, 2022. The primary driver for the decrease in our working capital balance was due to a decrease in the fair value of gas hedge swaps as of March 31, 2023 compared to December 31, 2022.
Financial Assurance Regulatory Updates by the Wyoming Department of Environmental Quality
Our operations are subject to oversight by the Land Quality Division of Wyoming Department of Environmental Quality (“WDEQ”). Our principal mine permit issued by the Land Quality Division, requires the Partnership to provide financial assurances for our reclamation obligations for the estimated future cost to reclaim the area of our processing facility, surface pond complex and on-site sanitary landfill. The Partnership provides such assurances through a third-party surety bond (the “Surety Bond”). According to the annual recalculation and submittal, the Surety Bond amount was $41.8 million at March 31, 2023 and December 31, 2022. The amount of such assurances that we are required to provide is subject to change upon annual recalculation according to Department of Environmental Quality’s Guideline 12, annual site inspection and subsequent evaluation/approval by the WDEQ’s Land Quality Division.
For a discussion of risks in connection with future legislation relating to such financial assurances that could affect our business, financial condition and liquidity, see Part I, Item 1A, “Risk Factors - Risks Inherent in our Business and Industry - Our inability to acquire, maintain or renew financial assurances related to the reclamation and restoration of mining property could have a material adverse effect on our business, financial condition and results of operations.” in our 2022 Annual Report.

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
The table below summarizes our capital expenditures, on an accrual basis:

	Three Months Ended March 31,
(In millions)	2023	2022
Capital Expenditures:
Maintenance	$4.5	$7.2
Total	$4.5	$7.2
In connection with the acquisition by Sisecam Chemicals USA Inc. (“Sisecam USA”) of 60.0% of Sisecam Chemicals Resources LLC, Sisecam USA, the new controlling owner, is evaluating all the expansion plans for the Partnership. This evaluation includes analyzing opportunities to de-bottleneck existing operations to increase production. As we evaluate investment opportunities, we intend to maintain our disciplined financial policy with a conservative capital structure. During the three months ended March 31, 2023 and 2022, there was no expansion capital expenditures.
Impact from Inflation
The impact of inflation has become significant in recent months and in the U.S. economy and may increase our cost to acquire or replace properties, plant and equipment. Inflation may also increase our costs of labor and supplies. To the extent permitted by competition, regulation and existing agreements, we pass along increased costs to our customers in the form of higher selling prices, and we expect to continue this practice. While we continue to navigate through an inflationary cost environment, we remain confident in the initiatives we are taking to enhance the sales pricing structures and secure critical supplies.
Cash Flows Discussion
The following is a summary of cash provided by or used in each of the indicated types of activities:

	Three Months Ended March 31,		Percent Increase/(Decrease)
(In millions)	2023	2022
Cash provided by (used in):
Operating activities	$35.6	$7.7	362.3%
Investing activities	$(5.2)	$(8.2)	(36.6)%
Financing activities	$(33.1)	$1.1	(3,109.1)%

Operating Activities
Our operating activities during the three months ended March 31, 2023 provided cash of $35.6 million, an increase of 362.3% from the $7.7 million cash provided during the three months ended March 31, 2022, primarily as a result of the following:
•an increase of 26.7% as a result of net income of $40.3 million during the three months ended March 31, 2023, compared to $31.8 million for the prior-year period; and
•a decrease in cash used in working capital of $17.5 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease of the cash used in working capital period over period was primarily due to a lower accounts receivable balance at March 31, 2023 as compared to the three months ended March 31, 2022.
Investing Activities

We used cash flows of $5.2 million in investing activities during the three months ended March 31, 2023, compared to $8.2 million used during the three months ended March 31, 2022, for capital projects as described in “Capital Expenditures” above.
Financing Activities
Cash used in financing activities of $33.1 million during the three months ended March 31, 2023, as compared to $1.1 million of cash provided by financing activities in the prior-year same period, largely due to repayment on the Sisecam Wyoming Credit Facility during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Borrowings under the Sisecam Wyoming Credit Facility were at variable interest rates.

As of and for the quarter ended
(Dollars in millions)	March 31, 2023
Short-term borrowings from banks:
Outstanding amount at period end	$82.0
Weighted average interest rate at period end(1)	5.11%
Average daily amount outstanding for the period	$95.9
Weighted average daily interest rate for the period(1)	4.78%
Maximum month-end amount outstanding during the period	$150.5

(1) Weighted average interest rates set forth in the table above include the impacts of our interest rate swap contracts designated as cash flow hedges. As of March 31, 2023, the interest rate swap contracts had an aggregate notional value of $25.0 million.

Debt
See Part I, Item 1, Financial Statements - Note 4, "Debt" for more information regarding the Partnership’s debt obligations and related disclosures.
Material Cash Requirements
During the three months ended March 31, 2023, there were no material changes with respect to the material cash requirements disclosed under the Section “Material Cash Requirements” in our 2022 Annual Report other than as described below.
–In the three months ended March 31, 2023, the Partnership entered into ocean freight contracts with annual minimum commitments of $16.8 million and $14.5 million in 2024 and 2025, respectively.
Critical Accounting Policies and Estimates
During the three months ended March 31, 2023, there were no material changes with respect to the critical accounting policies and estimates disclosed in our 2022 Annual Report.
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
The table below presents a reconciliation of the GAAP financial measures of net income and net cash provided by operating activities to the non-GAAP financial measures of Adjusted EBITDA and distributable cash flow:

	Three Months Ended March 31,
(In millions, except per unit data)	2023	2022
Reconciliation of net income to Adjusted EBITDA attributable to Sisecam Resources LP:
Net income	$40.3	$31.8
Add backs:
Depreciation, depletion and amortization expense	8.5	6.5
Interest expense, net	1.4	1.1
Adjusted EBITDA	50.2	39.4
Less: Adjusted EBITDA attributable to noncontrolling interest	25.2	19.7
Adjusted EBITDA attributable to Sisecam Resources LP	$25.0	$19.7

Reconciliation of net cash from operating activities to Adjusted EBITDA and distributable cash flow attributable to Sisecam Resources LP:
Net cash provided by operating activities	$35.6	$7.7
Add/(less):
Amortization of long-term loan financing	(0.1)	(0.1)
Net change in working capital	13.7	31.1
Interest expense, net	1.4	1.1
Other non-cash items and loss on disposal of assets, net	(0.4)	(0.4)
Adjusted EBITDA	50.2	39.4
Less: Adjusted EBITDA attributable to noncontrolling interest	25.2	19.7
Adjusted EBITDA attributable to Sisecam Resources LP	25.0	19.7
Less: Cash interest expense, net attributable to Sisecam Resources LP	0.7	0.5
Less: Maintenance capital expenditures attributable to Sisecam Resources LP	2.8	4.1
Distributable cash flow attributable to Sisecam Resources LP	$21.5	$15.1

Cash distribution declared per unit	$0.5	$0.5
Total distributions to unitholders and general partner	$10.1	$10.1
Distribution coverage ratio(a)	2.13	1.50

(a) Distribution coverage ratio is calculated as distributable cash flow attributable to Sisecam Resources LP divided by total distributions to limited partners unitholders and general partners.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our exposure to the financial markets consists of changes in interest rates relative to the balance of our outstanding debt obligations and derivatives that we have employed from time to time to manage our exposure to changes in market interest rates, foreign currency rate and commodity prices. We do not use financial instruments or derivatives for trading or other speculative purposes. Our exposure to interest rate risks, foreign currency rate and commodity price risks is discussed in Part II, Item 7A of our 2022 Annual Report.
Item 4. Controls and Procedures
Inherent Limitation on Effectiveness of Controls
As with any control system, no matter how well designed and operated, internal controls over financial reporting is designed to provide reasonable, not absolute, assurance. The inherent limitation includes the reliance on judgement and assumptions related to decision making and considering the cost benefits of each control. Due to inherent limitations, no evaluation of controls provide absolute assurance that misstatements due to error or fraud will not occur.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Partnership’s management, the Partnership’s principal executive officer and principal financial officer have concluded that due to the material weakness described below, the Partnership’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2023 to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Partnership’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Inadequate controls over the revenue process
The Partnership’s management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control—Integrated Framework. Based on this assessment, the Partnership’s management identified a material weakness in the design and operation of its internal control over financial reporting. Management concluded that the Partnership has multiple control deficiencies in its revenue process, including inadequate record retention of evidence of an arrangement with customers and inadequate review of the manual invoicing process, that in the aggregate could cause the Partnership to have material errors in revenue.
Remediation plan
In response to the identified material weaknesses, the Partnership’s management has begun the process of developing a remediation plan to improve our internal control over financial reporting for the year ending December 31, 2023. These remediation efforts include engaging professional advisors to assist with improving policies and procedures that address the relevant control deficiencies that comprise the material weaknesses. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. The Partnership’s management will monitor the effectiveness of the Partnership’s remediation plans and will make changes management determines to be appropriate.
Changes in Internal Control over Financial Reporting
Other than the remediation plan discussed above, there have not been any changes in the Partnership’s internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time we are party to various claims and legal proceedings related to our business. Although the outcome of these proceedings cannot be predicted with certainty, management does not currently expect any of the legal proceedings we are involved in to have a material effect on our business, financial condition and results of operations. We cannot predict the nature of any future claims or proceedings, nor the ultimate size or outcome of existing claims and legal proceedings and whether any damages resulting from them will be covered by insurance. Our legal proceedings are discussed in Part I, Item 3 of our 2022 Annual Report. There have been no material changes in that information.

Item 1A. Risk Factors
In addition to the information set forth in this Report, including under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors described in Part I, Item 1A in our 2022 Annual Report. The risks described in this Report and our 2022 Annual Report are not our only risks. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
Item 5. Other Information
Not applicable.

Item 6. Exhibits                        Exhibit Index

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 1, 2023, by and among Sisecam Chemicals Wyoming LLC, Sisecam Chemicals Newco LLC, Sisecam Resources LP and Sisecam Resource Partners LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 1, 2023)
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

SISECAM RESOURCES LP
		By:	Sisecam Resource Partners LLC, its General Partner

Date:	May 2, 2023
		By:	/s/ Ertugrul Kaloglu
Ertugrul Kaloglu President and Chief Executive Officer of Sisecam Resource Partners LLC, our General Partner (Principal Executive Officer)
Date:	May 2, 2023
		By:	/s/ Mehmet Nedim Kulaksizoglu
Mehmet Nedim Kulaksizoglu Chief Financial Officer of Sisecam Resource Partners LLC, our General Partner (Principal Financial Officer)

Date:	May 2, 2023
		By:	/s/ Christopher L. DeBerry
Christopher L. DeBerry Chief Accounting Officer of Sisecam Resource Partners LLC, our General Partner (Principal Accounting Officer)